Form 10-Q
period 2018-03-31
resTORbio, Inc.
filed 2018-05-10
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a small reporting company)	Small reporting company	☐
			Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2018, the registrant had 28,046,315 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed or incorporated by reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

resTORbio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$135,705	$53,349
Prepaid expenses	986	792
Deferred offering costs	—	929
Other current assets	154	84
Total current assets	136,845	55,154
Restricted cash	84	—
Property and equipment, net	316	39
Total assets	$137,245	$55,193
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable (including related party amounts of $37 and $32 as of March 31, 2018 and December 31, 2017, respectively)	$1,480	$1,515
Accrued liabilities	4,854	3,987
Funding advance	500	—
Total current liabilities	6,834	5,502
Other liabilities	28	—
Total liabilities	6,862	5,502
Commitments and contingencies (see Note 9)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, Series A, $0.0001 par value, no and 15,527,951 shares authorized, issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	41,674
Redeemable convertible preferred stock, Series B, $0.0001 par value, no and 4,792,716 shares authorized, issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	39,946
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 and no shares authorized as of March 31, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 150,000,000 and 30,000,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively; 28,046,315 and 5,659,089 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively; 28,046,315 and 4,562,640 shares vested as of March 31, 2018 and December 31, 2017, respectively	3	1
Additional paid-in capital	174,018	1,849
Accumulated deficit	(43,638)	(33,779)
Total stockholders’ equity (deficit)	130,383	(31,929)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$137,245	$55,193

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$8,106	$3,294
General and administrative	2,094	63
Total operating expenses	10,200	3,357
Loss from operations	(10,200)	(3,357)
Other income, net	341	—
Loss before income taxes	(9,859)	(3,357)
Income tax expense	—	—
Net loss	$(9,859)	$(3,357)
Net loss per share, basic and diluted	$(0.46)	$(1.20)
Weighted-average common shares used in computing net loss per share, basic and diluted	21,523,072	2,789,810

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(9,859)	$(3,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9	—
Stock-based compensation expense	1,181	125
Expense related to acquisition of intellectual property (see Note 5)	—	3,157
Changes in operating assets and liabilities:
Restricted cash	(84)	—
Prepaid expenses and other current assets	(264)	(229)
Accounts payable	80	10
Accrued liabilities	1,105	—
Funding advance	500	—
Other liabilities	28	—
Net cash used in operating activities	(7,304)	(294)
Investing activities:
Purchases of property and equipment	(278)	—
Net cash used in investing activities	(278)	—
Financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	—	294
Proceeds from initial public offering, net of issuance costs	89,938	—
Net cash provided by financing activities	89,938	294
Net increase in cash and cash equivalents	82,356	—
Cash and cash equivalents at beginning of period	53,349	—
Cash and cash equivalents at end of period	$135,705	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$8	$—
Conversion of redeemable convertible preferred stock into common stock	$81,620	$—

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

resTORbio, Inc. (collectively referred to with its wholly-owned, controlled subsidiary, resTORbio Securities Corp. as “resTORbio” or the “Company”) was incorporated in the State of Delaware on July 5, 2016. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics for the treatment of aging-related diseases and conditions. The Company’s principal operations are located in Boston, Massachusetts.

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

Reverse Stock Split

On January 12, 2018, the Company effected a one-for-1.2804 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 7). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Initial Public Offering

On January 30, 2018, the Company completed its initial public offering (“IPO”), whereby the Company sold 6,516,667 shares of its common stock (inclusive of 850,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on January 26, 2018. The aggregate net proceeds received by the Company from the offering were approximately $89.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of $8.4 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 15,870,559 shares of common stock and all unvested shares of restricted stock automatically vested. Additionally, the Company is now authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $43.6 million as of March 31, 2018. On January 30, 2018, the Company completed its IPO whereby the Company sold 6,516,667 shares of its common stock for aggregate net proceeds of approximately $89.4 million. As of March 31, 2018, the Company had $135.7 million of cash and cash equivalents, which the Company believes will be sufficient to fund the Company’s current operating plan through at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at March 31, 2018 and its results of operations, cash flows, and stockholders' equity (deficit) for the three months ended March 31, 2018 and 2017. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018 (the “2017 Form 10-K”). Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated financial statements include the accounts of resTORbio, Inc. and its wholly owned subsidiary, resTORbio Securities Corp. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as of the date of the condensed consolidated financial statements, and the reported amounts of any expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities, fair value of common stock, income taxes and stock-based compensation expense. Management bases its estimates on historical experience, and on various other market-specific relevant assumptions that management believes to be reasonable, under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the 2017 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2018.

Restricted Cash

The Company maintains a letter of credit for the benefit of the landlord in connection with the Company’s office lease. As of March 31, 2018 and December 31, 2017, restricted cash (non-current) consisted of $0.1 million and $0, respectively, held for the benefit of the landlord in connection with the Company’s office lease.

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

The following table summarizes assets measured at fair value on a recurring basis at March 31, 2018 (in thousands):

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$135,705	$135,705	—	—
Restricted cash	84	84	—	—
Total assets	$135,789	$135,789	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2017 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$53,349	$53,349	—	—
Restricted cash	—	—	—	—
Total assets	$53,349	$53,349	$—	$—

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company recorded deferred offering costs of $0 and $0.9 million as of March 31, 2018 and December 31, 2017, respectively.

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

The estimated useful lives of property and equipment are as follows:

Useful Life (in years)
Leasehold improvements	Lesser of useful life or remaining lease term
Laboratory and manufacturing equipment	2-8 years
Computer equipment and software	1-5 years
Furniture and Fixtures	3-5 years
Office Equipment	3-5 years
Software	3-5 years

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted the provisions of ASU 2017-09 on January 1, 2018. No modifications of share-based payment awards have occurred as of March 31, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in the balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the potential effects of adopting the provisions of ASU 2016-02.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2019 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company does not expect the impact of ASU 2016-18 to be material to its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”), which updates the guidance related to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. ASU 2017-11 is effective for public entities for all annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

3. Property and equipment, net

Property and equipment, net consists of the following:

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Leasehold improvements	$60	$—
Machinery and equipment	38	38
Furniture and fixtures	167	—
Computers	34	6
Office equipment	9	—
Software	22	—
Total property and equipment	330	44
Less: accumulated depreciation	(14)	(5)
Property and equipment, net	$316	$39

Depreciation expense was $9,000 and $0 for the three months ended March 31, 2018 and 2017, respectively.

4. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Accrued payroll and related expenses	$233	$394
Accrued research and development expenses	4,418	3,250
Deferred offering costs	—	238
Other	203	105
Total accrued liabilities	$4,854	$3,987

5. License Agreements

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

Milestone payments to Novartis will be recorded as research and development expenses in the consolidated statements of operations once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, the Company initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, the Company paid the related $0.3 million milestone in May 2017. As of March 31, 2018, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement.

6. Research Funding Agreement

On March 6, 2018, the Company and the Silverstein Foundation for Parkinson’s with GBA (the “Silverstein Foundation”) entered into a research funding agreement (the “Funding Agreement”). One of the Company’s directors is a co-founder and current trustee of the Silverstein Foundation. Under the terms of the Funding Agreement, the Silverstein Foundation will partially fund the preclinical research, development work, and Phase 2 clinical trial expenses (the “Research”) to be conducted and borne by the Company in connection with the development of RTB101 product, alone or in combination with other products (the “Product”).

Upon execution of the Funding Agreement, the Silverstein Foundation paid the Company an upfront sum of $0.5 million (the “Funding Amount”). The Company is entitled to use the Funding Amount solely to conduct the Research and is obligated to repay the Funding Amount in full to the Silverstein Foundation if it successfully conducts a positive Phase 3 clinical trial of the Product for Parkinson’s Disease. The Company is solely responsible for commencing and conducting the Research and will furnish periodic progress updates to the Silverstein Foundation throughout the term of the Funding Agreement. After completing the Research, the Company must provide the Silverstein Foundation with a formal report describing the work performed and the results of the Research.

The Company recognizes proceeds received from the Silverstein Foundation as a reduction to research and development expenses, rather than as revenue, in the condensed consolidated statements of operations because the corresponding Funding Agreement does not contain specified performance obligations other than to conduct research on a particular program or in a particular field and contain no obligations to deliver specified products or technology.

For funds received under the agreement with the Silverstein Foundation, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period, up to the amount funded by the Silverstein Foundation. Funding that has been received by the Company in advance of incurring qualifying expenses is recorded in the condensed consolidated balance sheet as funding advance. As of March 31, 2018, no qualifying expenses have been incurred.

7. Redeemable Convertible Preferred Stock and Common Stock

As of March 31, 2018, the Company had 10,000,000 shares of preferred stock authorized and none issued and outstanding. As of December 31, 2017, the Company had 20,320,667 shares of preferred stock authorized, of which 15,527,951 shares were issued and outstanding and were designated as $0.0001 par value Series A Preferred Stock and 4,792,716 shares were issued and outstanding and were designated as $0.0001 par value Series B Preferred Stock.

Upon completion of the Company’s initial public offering in January 2018, all the outstanding preferred stock of the Company automatically converted into 15,870,559 shares of the Company’s common stock. As of March 31, 2018, no shares of preferred stock were outstanding.

Reserve for future issuance

The Company has reserved the following number of shares of common stock for future issuance upon the conversion of preferred stock, exercise of options or grant of equity awards:

	As of March 31, 2018	As of December 31, 2017
Redeemable convertible preferred stock, on an as-converted basis	—	15,870,559
Options issued and outstanding	667,590	195,668
Options available for future grants	1,839,658	1,670,341
Shares available for issuance under the 2018 ESPP	275,030	—
Total	2,782,278	17,736,568

On January 12, 2018, the Company effected a one-for-1.2804 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock (see Note 1).

8. Stock-based Compensation

In 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”). Under the 2017 Plan, shares of the Company’s common stock have been reserved for the issuance of stock options to employees, directors, and consultants under terms and provisions established by the Board of Directors. A total of 537,914 shares were reserved for issuance under the 2017 Plan. Under the terms of the 2017 Plan, options may be granted at an exercise price not less than fair market value. The terms of options granted under the 2017 Plan may not exceed ten years. The Board shall determine the terms and conditions of a Restricted Stock Award, including the conditions for vesting and repurchase (or forfeiture) and the issue price, if any. On October 11, 2017, the Company increased the number of shares of common stock available for issuance under the 2017 Plan from 537,914 shares to 630,662 shares. On November 29, 2017, the Company increased the number of shares of common stock available for issuance under the 2017 Plan from 630,662 shares to 1,866,009 shares.

In connection with the Company’s IPO, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2018 stock incentive plan (“2018 Plan”), which became effective immediately prior to the closing of the Company’s IPO. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2018 Plan. The number of shares of common stock that are reserved for issuance under the 2018 Plan are 2,200,260 shares. The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of Directors.

On and after the effective date of the 2018 Plan, the Company will not grant any further awards under the 2017 Plan. However, any shares of common stock subject to awards under the 2017 Plan that expire, terminate, or otherwise are surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2018 Plan.

Stock-based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$625	$62
General and administrative	556	63
Total stock-based compensation expense	$1,181	$125

Stock Options

The following table summarizes stock option activity under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
					(In thousands)
Outstanding, December 31, 2017	1,670,341	195,668	$4.49	9.67
Shares reserved for issuance	641,239
Options granted(1)	(471,922)	471,922	14.60
Outstanding, March 31, 2018	1,839,658	667,590	11.63	9.71	$1,048
Exercisable, March 31, 2018		—	—
Vested and expected to vest, March 31, 2018		667,590	11.63	9.71	$1,048

(1)	The Company granted 7,200 stock options to non-employees during the three months ended March 31, 2018.

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2018. No options were exercised, cancelled or forfeited during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company granted options to employees and directors to purchase an aggregate of 464,722 common shares with a weighted-average grant date fair value of $9.88 per share. During the three months ended March 31, 2018, the Company granted options to non-employees to purchase an aggregate of 7,200 common shares with a weighted-average grant date fair value of $12.51 per share. The expense related to options granted to employees and directors and non-employees was $0.3 million and $3,000, respectively, for the three months ended March 31, 2018. There were no stock options granted to employees or non-employees during the three months ended March 31, 2017.

As of March 31, 2018, the total unrecognized compensation expense related to unvested employee options was $5.0 million, which the Company expects to recognize over an estimated weighted-average period of 3.68 years. As of March 31, 2018, the total unrecognized compensation expense related to unvested non-employee options was $0.3 million, which the Company expects to recognize over an estimated weighted-average period of 3.43 years.

The fair value of stock options for employees and non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2018
Employees:
Fair value of common stock	$13.17 - $15.45
Expected term (in years)	5.8-6.6
Expected volatility	76.1%-77.7%
Risk-free interest rate	2.4%-2.7%
Expected dividend yield	0.0%
Non-employees:
Fair value of common stock	$15.45
Expected term (in years)	10.0
Expected volatility	77.9%
Risk-free interest rate	2.7%
Expected dividend yield	0.0%

Restricted Stock

On July 11, 2016, certain founders purchased 3,772,726 common shares that are subject to a repurchase right upon termination or cessation of services at the original purchase price of $0.0001 per share, or $483. The repurchase right lapses as vesting occurs. Compensation expense of such unvested shares was remeasured at fair value until vested at each reporting date. On April 4, 2017, the non-employee directors became employees of the Company and as a result, compensation expense of the unvested shares was remeasured at fair value and fixed and was being recognized over the remaining vesting period. Upon the closing of the Series A preferred financing, a portion of the unvested shares accelerated and vested in full. Upon the Company’s IPO, the remaining unvested shares accelerated and vested in full. The summary of restricted stock activity and related information follows:

Number of Restricted Shares Outstanding
Unvested shares — December 31, 2017	1,096,449
Vested	(1,096,449)
Unvested shares — March 31, 2018	—

The Company recognized $0.9 million and $125,000 of stock-based compensation expense related to restricted shares during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was no unrecognized stock-based compensation expense related to unvested restricted stock.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted and the Company’s stockholders approved the 2018 employee stock purchase plan (“2018 ESPP”), which will become effective on a date determined by the Company’s Board of Directors. Once effective, the 2018 ESPP will enable eligible employees to purchase shares of the Company’s Common Stock at a discount. The number of shares of common stock that are reserved for issuance under the 2018 ESPP are 275,030 shares. The 2018 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and increasing each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31; (ii) 543,926 shares or (iii) such number of shares as determined by the ESPP administrator.

9. Commitments and Contingences

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2018 and December 31, 2017.

10. Net Loss per Share

The Company computes basic and diluted earnings (losses) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class” method). Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of share-based awards. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three months ended March 31, 2018 and 2017, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect (in common stock equivalent shares):

	Three Months Ended March 31,
	2018	2017
Redeemable convertible preferred stock	—	2,021,237
Options issued and outstanding	667,590	—
Total	667,590	2,021,237

11. Related Party Transactions

Since the Company’s incorporation in July 2016, the Company has engaged in transactions with related parties.

The Company is a party to an intellectual property license agreement with Novartis. In addition, NIBR is a shareholder of the Company (See Note 5). No payments were made to Novartis during the three months ended March 31, 2018 and 2017.

The Company is a party to a Funding Agreement with the Silverstein Foundation, an entity in which one of the Company’s directors is a co-founder and current trustee (See Note 6). The Company received $0.5 million from the Silverstein Foundation during the three months ended March 31, 2018. No funds were received during the three months ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by our subsequent filings with the SEC. Unless the context indicated otherwise, all references herein to our company include our wholly-owned subsidiary, resTORbio Securities Corp.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics for the treatment of aging-related diseases. Our lead program has demonstrated in several clinical trials, including a randomized, placebo-controlled trial, the potential to treat multiple diseases of aging for which there are no approved therapies. The decline in immune function that occurs during aging, or immunosenescence, increases susceptibility to a variety of diseases, including respiratory tract infections, or RTIs, that significantly contribute to morbidity and mortality in the elderly. Our approach focuses on the mechanistic target of rapamycin, or mTOR, pathway, an evolutionarily conserved pathway that regulates aging, and specifically on selective inhibition of the target of rapamycin complex 1, or TORC1. Our initial focus is on the development of RTB101, an orally administered, small molecule, potent TORC1 inhibitor, alone and in combination with other mTOR inhibitors such as everolimus—as a first-in-class immunotherapy program designed to improve immune function and thereby reduce the incidence of RTIs in the elderly, regardless of the causative pathogen. We licensed the worldwide rights to our TORC1 program, including RTB101 alone or in combination with everolimus or other mTOR inhibitors, from Novartis International Pharmaceutical Ltd., or Novartis, in March 2017. We are evaluating RTB101 alone and in combination with everolimus in a Phase 2b clinical trial for the reduction of RTI incidence in the elderly and expect to report top-line data from this trial in the second half of 2018.

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

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $1,000, $33.8 million and $9.9 million, for the period from July 5, 2016 (inception) through December 31, 2016, for the year ended December 31, 2017 and for the three months ended March 31, 2018, respectively. As of March 31, 2018, we had an accumulated deficit of $43.6 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop and seek regulatory approval for RTB101 alone or in combination with everolimus, including to continue our ongoing Phase 2b clinical trial;
•	expand our pipeline of potential product candidates, including the initiation of at least one additional proof of concept trial in an additional indication;
•	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	hire additional clinical, scientific, management and administrative personnel;
•	ultimately establish a sales, marketing and distribution infrastructure or collaborate with third parties to commercialize any drugs for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other assets and technologies; and
•

add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts and our transition to operating as a public company.

We believe that our cash and cash equivalents as of March 31, 2018 will be sufficient to fund our operations through 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate or enter into collaborative agreements with third parties, which we expect will take a number of years and the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities and we do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Milestone payments to Novartis will be recorded as research and development expenses in our consolidated statements of operations once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, we initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, we paid the related $0.3 million payment in May 2017. As of March 31, 2018, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement. We also enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

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

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in developing a sustainable and scalable manufacturing process for our product candidates, as our programs advance into later stages of development and we continue to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	successful completion of preclinical studies and Investigational New Drug-enabling, or IND, studies;
•	successful enrollment in, and completion of, clinical trials;

•	receipt of regulatory approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety profile following approval;
•	enforcing and defending intellectual property and proprietary rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the U.S. Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of product candidates.

General and Administrative

General and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our product candidates and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or the SEC, The Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administration and professional services.

Other Income, Net

Other income, net, consists primarily of interest income earned on cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$8,106	$3,294
General and administrative	2,094	63
Total operating expenses	10,200	3,357
Loss from operations	(10,200)	(3,357)
Other income, net	341	—
Net loss	$(9,859)	$(3,357)

Research and Development

Research and development expenses increased to $8.1 million for the three months ended March 31, 2018, and were primarily attributable to $5.8 million of costs related to clinical trials, including the ongoing Phase 2b clinical trial, $1.0 million of costs related to contract research and supplies, $0.1 million of costs related to external consulting incurred to supplement our research and development personnel, and $1.0 million of personnel costs, including stock-based compensation. Research and development expenses were $3.3 million for the three months ended March 31, 2017, and were primarily attributable to $3.2 million of costs associated with our license agreement, including the license of the intellectual property in exchange for Series A preferred stock.

General and Administrative

General and administrative expenses increased to $2.1 million for the three months ended March 31, 2018, and were primarily attributable to $1.3 million of personnel, including stock-based compensation, and $0.8 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $63,000 for three months ended March 31, 2017, and consisted entirely of stock-based compensation expense.

Other Income, Net

Other income, net was $0.3 million for the three months ended March 31, 2018, and primarily consisted of interest income. Other income, net was $0 for the three months ended March 31, 2017.

Liquidity, Capital Resources and Plan of Operations

In January 2018, we closed our IPO and received aggregate net proceeds of approximately $89.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from our IPO and the sale of shares of our redeemable convertible preferred stock. As of March 31, 2018, we had $135.7 million in cash and cash equivalents and an accumulated deficit of $43.6 million.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2020, including the completion of our ongoing Phase 2b clinical trial of RTB101 alone or in combination with everolimus, the completion of a subsequent pivotal Phase 3 clinical program, assuming a successful outcome in our Phase 2b clinical trial of RTB101 alone or in combination with everolimus, and the filing of an NDA with the FDA, assuming a successful outcome in our Phase 3 clinical program. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidate through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. Furthermore, with the closing of our IPO, we have begun to incur additional costs associated with operating as a public company. Accordingly, we will continue to seek funds through equity or debt financings, collaborative or other arrangements, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(7,304)	$(294)
Net cash used in investing activities	(278)	—
Net cash provided by financing activities	89,938	294
Net increase in cash	$82,356	$—

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 was $7.3 million, consisting of a net loss of $9.9 million adjusted for noncash items including stock-based compensation expense of $1.2 million. The change in our net operating assets and liabilities from the three months ended March 31, 2018 were due primarily to an increase in accrued liabilities of $1.1 million primarily due to increased clinical activities and $0.5 million received from the Silverstein Foundation, which were partially offset by an increase in prepaid expenses and other current assets of $0.3 million due to prepayments for our research and development activities. Cash used in operating activities for the three months ended March 31, 2017 was $0.3 million, consisting of a net loss of $3.4 million adjusted for noncash items including stock-based compensation expense of $0.1 million and expense related to the acquisition of intellectual property of $3.2 million. The change in our net operating assets and liabilities from the three months ended March 31, 2017 were due primarily to an increase in prepaid expenses of $0.2 million due to prepayments for our research and development activities.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 was $0.3 million and consisted of the purchases of property and equipment. No cash was used in investing activities for the three months ended March 31, 2017.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 was $89.9 million from the proceeds from the IPO, net of issuance costs paid in 2018. Cash provided by financing activities for the three months ended March 31, 2017 was $0.3 million from the issuance of redeemable convertible preferred stock.

Contractual Obligations and Other Commitments

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

In January 2018, we entered into a multi-year agreement to lease office space in Boston, Massachusetts under an operating lease agreement. Our minimum rent commitment under the lease totals approximately $0.7 million. Payments under the contract commenced in March 2018. Future minimum lease payments under this lease are as follows (in thousands):

Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
$677	$228	$449	$—	$—

We enter into contracts in the normal course of business with CROs and CMOs to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

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

Accrued Research and Development Costs

We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided, and include these costs in accrued liabilities in our consolidated balance sheets and within research and development expenses in our consolidated statements of operations. These costs are a significant component of our research and development expenses. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We adopted the provisions of ASU 2017-09 on January 1, 2018. No modifications of share-based payment awards have occurred as of March 31, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in the balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the potential effects of adopting the provisions of ASU 2016-02.

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

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features, or ASU 2017-11, which updates the guidance related to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share, or EPS, in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. ASU 2017-11 is effective for public entities for all annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2017-11 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we had cash and cash equivalents of $135.7 million, primarily comprised of money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows. As of March 31, 2018, substantially all of our total liabilities were denominated in the United States dollar.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Vice President, Finance), to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Finance concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2018, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period between January 1, 2018 and March 31, 2018, we issued to certain of our directors options to purchase an aggregate of 46,860 shares of our common stock at an exercise price of $13.17 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering.

Use of Proceeds from Initial Public Offering of Common Stock

On January 30, 2018, we closed our initial public offering, in which we issued and sold 5,666,667 shares of common stock at a public offering price of $15.00 per share, and issued an additional 850,000 shares of common stock at a price of $15.00 per share pursuant to the exercise of the underwriters’ over-allotment option. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-222373), which was declared effective by the SEC on January 25, 2018. BofA Merrill Lynch, Leerink Partners, and Evercore ISI acted as joint book-running managers for the offering. Wedbush PacGrow acted as a co-manager for the offering. The aggregate gross proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were $97.8 million. The offering commenced on January 25, 2018, and did not terminate until the sale of all shares offered.

The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise, were approximately $89.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $8.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

As of March 31, 2018, we estimate that we have used approximately $6.6 million of our existing cash and cash equivalents at the time of the initial public offering, together with the net proceeds from our initial public offering, to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Third Amended and Restated Certificate of Incorporation of the Registrant (as currently in effect) (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 30, 2018)

3.2

Amended and Restated Bylaws of the Registrant (as currently in effect) (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 30, 2018)

4.1

Specimen stock certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-222373) filed with the SEC on January 16, 2018)

10.1#

2018 Stock Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-222373) filed with the SEC on January 16, 2018)

10.2#	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-222373) filed with the SEC on January 16, 2018)
10.3#	Form of Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1/A (File No. 333-222373) filed with the SEC on January 16, 2018)
10.4#	2018 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S‑1/A (File No. 333-222373) filed with the SEC on January 16, 2018)
10.5#	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A (File No. 333-222373) filed with the SEC on January 16, 2018)
10.6

Office Lease Agreement, dated as of January 8, 2018, by and between the Registrant and 500 Boylston and 222 Berkeley Owner (DE) LLC (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1/A (File No. 333-222373) filed with the SEC on January 16, 2018)

10.7#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K (File No. 001-383359) filed with the SEC on March 29, 2018)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTORBIO, INC.

Date: May 10, 2018	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: May 10, 2018	By:	/s/ John J. McCabe
John J. McCabe
Vice President, Finance (Principal financial and accounting officer)