Form 10-Q
period 2018-06-30
resTORbio, Inc.
filed 2018-08-09
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38359

resTORbio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3305277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Boylston Street, 12th Floor Boston, MA	02216
(Address of principal executive offices)	(Zip Code)

(857) 315-5521

(Registrant’s telephone number, including area code)

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

As of August 8, 2018, the registrant had 28,048,315 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•

our plans to develop and commercialize RTB101 alone or in combination with everolimus and other product candidates for the targeted indications and patient populations, including the therapeutic potential and clinical benefits thereof;

•

our planned future clinical trials for RTB101 alone or in combination with everolimus, whether conducted by us or by any future collaborators, including the timing of initiation of these trials and of the anticipated results;

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

resTORbio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$51,353	$53,349
Marketable securities	74,570	—
Prepaid expenses	2,398	792
Deferred offering costs	—	929
Other current assets	51	84
Total current assets	128,372	55,154
Restricted cash	84	—
Property and equipment, net	324	39
Total assets	$128,780	$55,193
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable (including related party amounts of $37 and $32 as of June 30, 2018 and December 31, 2017, respectively)	$4,523	$1,515
Accrued liabilities	6,568	3,987
Funding advance	500	—
Total current liabilities	11,591	5,502
Other liabilities	25	—
Total liabilities	11,616	5,502
Commitments and contingencies (see Note 10)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, Series A, $0.0001 par value, no and 15,527,951 shares authorized, issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	41,674
Redeemable convertible preferred stock, Series B, $0.0001 par value, no and 4,792,716 shares authorized, issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	39,946
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 and no shares authorized as of June 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 150,000,000 and 30,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 28,048,315 and 5,659,089 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively; 28,046,315 and 4,562,640 shares vested as of June 30, 2018 and December 31, 2017, respectively	3	1
Additional paid-in capital	174,420	1,849
Accumulated deficit	(57,229)	(33,779)
Accumulated other comprehensive loss	(30)	—
Total stockholders’ equity (deficit)	117,164	(31,929)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$128,780	$55,193

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$11,845	$3,420	$19,951	$6,714
General and administrative	2,268	637	4,362	700
Total operating expenses	14,113	4,057	24,313	7,414
Loss from operations	(14,113)	(4,057)	(24,313)	(7,414)
Other income, net	522	—	863	—
Loss before income taxes	(13,591)	(4,057)	(23,450)	(7,414)
Income tax expense	—	—	—	—
Net loss	$(13,591)	$(4,057)	$(23,450)	$(7,414)
Net loss per share, basic and diluted	$(0.48)	$(0.94)	$(0.95)	$(2.09)
Weighted-average common shares used in computing net loss per share, basic and diluted	28,046,315	4,302,231	24,802,713	3,550,198
Other comprehensive loss:
Net loss	$(13,591)	$(4,057)	$(23,450)	$(7,414)
Unrealized losses on marketable securities, net of income tax expense	(30)	—	(30)	—
Comprehensive loss	$(13,621)	$(4,057)	$(23,480)	$(7,414)

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(23,450)	$(7,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on marketable securities	(57)	—
Depreciation and amortization expense	31	—
Stock-based compensation expense	1,583	210
Expense related to acquisition of intellectual property (see Note 6)	—	3,157
Changes in operating assets and liabilities:
Restricted cash	(84)	—
Prepaid expenses and other current assets	(1,573)	(532)
Accounts payable	3,119	2,247
Accrued liabilities	2,819	193
Funding advance	500	—
Other liabilities	25	—
Net cash used in operating activities	(17,087)	(2,139)
Investing activities:
Purchases of property and equipment	(304)	(51)
Purchases of marketable securities	(74,543)	—
Net cash used in investing activities	(74,847)	(51)
Financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	—	5,500
Proceeds from initial public offering, net of issuance costs	89,938	—
Net cash provided by financing activities	89,938	5,500
Net (decrease) increase in cash and cash equivalents	(1,996)	3,310
Cash and cash equivalents at beginning of period	53,349	—
Cash and cash equivalents at end of period	$51,353	$3,310
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$12	$—
Conversion of redeemable convertible preferred stock into common stock	$81,620	$—

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

Reverse Stock Split

On January 12, 2018, the Company effected a one-for-1.2804 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $57.2 million as of June 30, 2018. On January 30, 2018, the Company completed its IPO whereby the Company sold 6,516,667 shares of its common stock for aggregate net proceeds of approximately $89.4 million. As of June 30, 2018, the Company had $125.9 million of cash, cash equivalents, and marketable securities, which the Company believes will be sufficient to fund the Company’s current operating plan through at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of June 30, 2018 and the results of operations and cash flows for the interim periods ended June 30, 2018 and 2017. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018 (the “2017 Form 10-K”). Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated financial statements include the accounts of resTORbio, Inc. and its wholly owned subsidiary, resTORbio Securities Corp. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as of the date of the condensed consolidated financial statements, and the reported amounts of any expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities, income taxes, and stock-based compensation expense. Management bases its estimates on historical experience, and on various other market-specific relevant assumptions that management believes to be reasonable, under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the 2017 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2018, except as noted below.

Marketable securities

The Company classifies marketable securities with remaining maturities when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by investment managers and consist of U.S. treasury securities and U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expensed over the life of the instrument.

If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a change to the Company’s statement of operations and comprehensive loss.

Restricted Cash

The Company maintains a letter of credit for the benefit of the landlord in connection with the Company’s office lease. As of June 30, 2018 and December 31, 2017, restricted cash (non-current) consisted of $0.1 million and $0, respectively, held for the benefit of the landlord in connection with the Company’s office lease.

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

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2018 (in thousands):

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$36,430	$36,430	$—	$—
U.S. treasury securities (included in cash and cash equivalents)	14,923	14,923	—	—
U.S. treasury securities (included in marketable securities)	74,570	74,570	—	—
Total	$125,923	$125,923	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2017 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$53,349	$53,349	$—	$—
Total	$53,349	$53,349	$—	$—

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company recorded deferred offering costs of $0 and $0.9 million as of June 30, 2018 and December 31, 2017, respectively.

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

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted the provisions of ASU 2017-09 on January 1, 2018. No modifications of share-based payment awards have occurred as of June 30, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in the balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the potential effects of adopting the provisions of ASU 2016-02 on its consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”), which updates the guidance related to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. ASU 2017-11 is effective for public entities for all annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the impact of ASU 2017-11 to be material to its consolidated financial statements.

3. Marketable Securities

As of June 30, 2018, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency securities and treasuries	$74,600		$30	74,570
Total	$74,600	$—	$30	$74,570

The Company did not have any marketable securities as of December 31, 2017.

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows (in thousands):

	June 30, 2018
	Amortized	Fair
	Cost	Value
Due in one year or less	$74,600	74,570
Total	$74,600	$74,570

4. Property and equipment, net

Property and equipment, net consists of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Leasehold improvements	$65	$—
Machinery and equipment	38	38
Furniture and fixtures	171	—
Computers	55	6
Office equipment	9	—
Software	22	—
Total property and equipment	360	44
Less: accumulated depreciation	(36)	(5)
Property and equipment, net	$324	$39

Depreciation expense was $31,000 and $0 for the six months ended June 30, 2018 and 2017, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Accrued payroll and related expenses	$497	$394
Accrued research and development expenses	5,866	3,250
Deferred offering costs	—	238
Other	205	105
Total accrued liabilities	$6,568	$3,987

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

As additional consideration for the license, the Company is required to pay up to an aggregate of $4.3 million upon the satisfaction of clinical milestones, up to an aggregate of $24 million upon the satisfaction of regulatory milestones for the first indication approved, and up to an aggregate of $18 million upon the satisfaction of regulatory milestones for the second indication approved. In addition, the Company is required to pay up to an aggregate of $125 million upon the satisfaction of commercial milestones, based on the amount of annual net sales. The Company is also required to pay tiered royalties ranging from a mid single-digit percentage to a low teen-digit percentage on annual net sales of products. These royalty obligations last on a product-by-product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a Novartis patent covering a subject product, (ii) the expiration of any regulatory exclusivity for the subject product in a country, or (iii) the 10th anniversary of the first commercial sale in the country, and are subject to a reduction after the expiration of the last valid claim of a Novartis patent or the introduction of a generic equivalent of a product in a country. Following the last visit of the 400th subject in the Company’s Phase 2b clinical trial, Novartis is no longer entitled to sublicense revenue.

Milestone payments to Novartis will be recorded as research and development expenses in the consolidated statements of operations once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, the Company initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, the Company paid the related $0.3 million milestone in May 2017. As of June 30, 2018, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement.

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

For funds received under the agreement with the Silverstein Foundation, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period, up to the amount funded by the Silverstein Foundation. Funding that has been received by the Company in advance of incurring qualifying expenses is recorded in the condensed consolidated balance sheet as funding advance. As of June 30, 2018, no qualifying expenses have been incurred.

8. Redeemable Convertible Preferred Stock and Common Stock

As of June 30, 2018, the Company had 10,000,000 shares of preferred stock authorized and none issued and outstanding. As of December 31, 2017, the Company had 20,320,667 shares of preferred stock authorized, of which 15,527,951 shares were issued and outstanding and were designated as $0.0001 par value Series A Preferred Stock and 4,792,716 shares were issued and outstanding and were designated as $0.0001 par value Series B Preferred Stock.

Upon completion of the Company’s initial public offering in January 2018, all the outstanding preferred stock of the Company automatically converted into 15,870,559 shares of the Company’s common stock. As of June 30, 2018, no shares of preferred stock were outstanding.

Reserve for future issuance

The Company has reserved the following number of shares of common stock for future issuance upon the conversion of preferred stock, exercise of options or grant of equity awards:

	June 30, 2018	December 31, 2017
Redeemable convertible preferred stock, on an as-converted basis	—	15,870,559
Options issued and outstanding	752,850	195,668
Unvested restricted stock units	24,960	—
Options available for future grants	1,727,438	1,670,341
Shares available for issuance under the 2018 ESPP	275,030	—
Total	2,780,278	17,736,568

On January 12, 2018, the Company effected a one-for-1.2804 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock (see Note 1).

9. Stock-based Compensation

In 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”). Under the 2017 Plan, a total of 537,914 shares of the Company’s common stock have been reserved for the issuance of stock options to employees, directors, and consultants under terms and provisions established by the Board of Directors (the “Board”). Under the terms of the 2017 Plan, options were granted at an exercise price not less than fair market value. The terms of options granted under the 2017 Plan may not exceed ten years. The Board determined the terms and conditions of a Restricted Stock Award, including the conditions for vesting and repurchase (or forfeiture) and the issue price, if any. On October 11, 2017, the Company increased the number of shares of common stock available for issuance under the 2017 Plan from 537,914 shares to 630,662 shares. On November 29, 2017, the Company increased the number of shares of common stock available for issuance under the 2017 Plan from 630,662 shares to 1,866,009 shares.

In connection with the Company’s IPO, the Board adopted and the Company’s stockholders approved the 2018 Stock Incentive Plan (“2018 Plan”), which became effective on the date immediately preceding the date on which the Company’s registration statement became effective. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2018 Plan. The number of shares of common stock that are reserved for issuance under the 2018 Plan are 2,200,260 shares. The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board.

Since the effectiveness of the 2018 Plan, the Company will not grant any further awards under the 2017 Plan. However, any shares of common stock subject to awards under the 2017 Plan that expire, terminate, or otherwise are surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2018 Plan.

Stock-based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$101	$43	$726	$105
General and administrative	301	42	857	105
Total stock-based compensation expense	$402	$85	$1,583	$210

Stock Options

The following table summarizes stock option activity under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
					(In thousands)
Outstanding, December 31, 2017	1,670,341	195,668	$4.49	9.67
Shares reserved for issuance	641,239
Options granted(1)	(557,182)	557,182	13.72
Restricted stock granted	(2,000)
Restricted stock units granted	(24,960)
Outstanding, June 30, 2018	1,727,438	752,850	11.32	9.50	$966
Exercisable, June 30, 2018		—	—
Vested and expected to vest, June 30, 2018		752,850	11.32	9.50	$966

(1)	The Company granted 7,200 stock options to non-employees during the six months ended June 30, 2018.

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2018. No options were exercised, cancelled or forfeited during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company granted options to employees and directors to purchase an aggregate of 549,982 common shares with a weighted-average grant date fair value of $9.32 per share. During the six months ended June 30, 2018, the Company granted options to non-employees to purchase an aggregate of 7,200 common shares with a weighted-average grant date fair value of $12.51 per share. The expense related to options granted to employees and directors for the three and six months ended June 30, 2018 was $0.4 million and $0.7 million, respectively. The expense related to options granted to non-employees for the three and six months ended June 30, 2018 was $24,000 and $27,000, respectively. During the six months ended June 30, 2017, the Company granted options to employees to purchase an aggregate of 64,460 common shares at a weighted-average grant date fair value of $0.53 per share. During the six months ended June 30, 2017, the Company granted options to non-employees to purchase an aggregate of 37,488 common shares at a weighted-average grant date fair value of $0.62 per share. There was no expense related to options granted to employees and non-employees for the three and six months ended June 30, 2017.

As of June 30, 2018, the total unrecognized compensation expense related to unvested employee options was $5.1 million, which the Company expects to recognize over an estimated weighted-average period of 3.49 years. As of June 30, 2018, the total unrecognized compensation expense related to unvested non-employee options was $0.2 million, which the Company expects to recognize over an estimated weighted-average period of 3.15 years.

The fair value of stock options for employees and non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Employees:
Fair value of common stock	$8.57 - $9.91	$8.57 - $15.45
Expected term (in years)	6.6	5.8 - 6.6
Expected volatility	77.4% - 77.7%	76.1% - 77.7%
Risk-free interest rate	2.6% - 2.8%	2.4% - 2.8%
Expected dividend yield	0.0%	0.0%
Non-employees:
Fair value of common stock	—	$15.45
Expected term (in years)	—	10.0
Expected volatility	—	77.9%
Risk-free interest rate	—	2.7%
Expected dividend yield	—	0.0%

Restricted Stock

On July 11, 2016, certain founders purchased 3,772,726 common shares that were subject to a repurchase right upon termination or cessation of services at the original purchase price of $0.0001 per share, or $483. The repurchase right lapsed as vesting occurred. Compensation expense of such unvested shares was remeasured at fair value until vested at each reporting date. On April 4, 2017, the non-employee directors became employees of the Company and as a result, compensation expense of the unvested shares was remeasured at fair value and fixed and was being recognized over the remaining vesting period. Upon the closing of the Series A preferred financing, a portion of the unvested shares accelerated and vested in full. Upon the Company’s IPO, the remaining unvested shares accelerated and vested in full.

On April 17, 2018, the Company granted 2,000 shares of restricted stock to a consultant. The restrictions will lapse in four equal quarterly installments and will be fully vested on the first anniversary of such grant. Compensation expenses of such unvested shares will be remeasured at fair value until vested at each reporting date.

The summary of restricted stock activity and related information follows:

Number of Restricted Shares Outstanding
Unvested shares — December 31, 2017	1,096,449
Granted	2,000
Vested	(1,096,449)
Unvested shares — June 30, 2018	2,000

The Company recognized $10,000, $85,000, $0.9 million and $0.2 million of stock-based compensation expense related to restricted shares during the three and six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $15,000 of unrecognized stock-based compensation expense related to unvested restricted stock. This amount is expected to be recognized over a remaining weighted-average period of 0.80 years.

Restricted Stock Units

During the three and six months ended June 30, 2018, the Company granted 24,960 restricted stock units to an employee with a weighted-average grant date fair value of $9.03 per share.

The summary of restricted stock unit activity and related information follows:

Number of Restricted Stock Units Outstanding
Unvested shares — December 31, 2017	—
Granted	24,960
Unvested shares — June 30, 2018	24,960

The Company recognized $6,000 of stock-based compensation expense related to restricted stock units during the three and six months ended June 30, 2018. As of June 30, 2018, there was $0.2 million of unrecognized stock-based compensation expense related to unvested restricted stock units. This amount is expected to be recognized over a remaining weighted-average period of 3.89 years. There were no restricted stock units granted to employees or non-employees during the three and six months ended June 30, 2017.

2018 Employee Stock Purchase Plan

The Board adopted and the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”), which became effective on the date immediately preceding the date on which the Company’s registration statement became effective. The 2018 ESPP enables eligible employees to purchase shares of the Company’s Common Stock at a discount. The number of shares of common stock that are reserved for issuance under the 2018 ESPP are 275,030 shares. The 2018 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and increasing each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31; (ii) 543,926 shares or (iii) such number of shares as determined by the ESPP administrator.

10. Commitments and Contingences

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of June 30, 2018 and December 31, 2017.

11. Net Loss per Share

The Company computes basic and diluted earnings (losses) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class” method). Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of share-based awards. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and six months ended June 30, 2018 and 2017, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect (in common stock equivalent shares):

	As of
	June 30,
	2018	2017
Redeemable convertible preferred stock	—	4,244,598
Options issued and outstanding	752,850	—
Total	752,850	4,244,598

12. Related Party Transactions

Since the Company’s incorporation in July 2016, the Company has engaged in transactions with related parties.

The Company is a party to an intellectual property license agreement with Novartis. In addition, NIBR is a shareholder of the Company (See Note 6). No payments have been made to Novartis during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company made payments to Novartis for milestones achieved pursuant to the license agreement.

The Company is a party to a Funding Agreement with the Silverstein Foundation, an entity in which one of the Company’s directors is a co-founder and current trustee (See Note 7). The Company received $0 and $0.5 million from the Silverstein Foundation during the three and six months ended June 30, 2018, respectively. No funds were received during the three and six months ended June 30, 2017.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics for the treatment of aging-related diseases. Our lead program has demonstrated in several clinical trials, including a randomized, placebo-controlled trial, the potential to treat multiple diseases of aging for which there are no approved therapies. The decline in immune function that occurs during aging, or immunosenescence, increases susceptibility to a variety of diseases, including respiratory tract infections, or RTIs, that significantly contribute to morbidity and mortality in the elderly. Our approach focuses on the mechanistic target of rapamycin, or mTOR, pathway, an evolutionarily conserved pathway that regulates aging, and specifically on selective inhibition of the target of rapamycin complex 1, or TORC1. Our initial focus is on the development of RTB101, an orally administered, small molecule, potent TORC1 inhibitor, alone and in combination with other mTOR inhibitors such as everolimus—as a first-in-class immunotherapy program designed to improve immune function and thereby reduce the incidence of RTIs in the elderly, regardless of the causative pathogen. We licensed the worldwide rights to our TORC1 program, including RTB101 alone or in combination with everolimus or other mTOR inhibitors, from Novartis International Pharmaceutical Ltd., or Novartis, in March 2017. We are evaluating RTB101 alone and in combination with everolimus in a Phase 2b clinical trial for the reduction of RTI incidence in the elderly and reported top-line data from this trial in July 2018. In this trial, RTB101 demonstrated a statistically significant and clinically meaningful reduction in the percentage of patients with one or more laboratory-confirmed RTIs during the 16-week treatment period compared to placebo, the primary endpoint of the study, with the 10 mg once daily dose. Greater TORC1 inhibition with RTB101 10 mg in combination with everolimus 0.1 mg did not meet the primary endpoint, suggesting that that less TORC1 inhibition with RTB101 10 mg once daily may have greater benefit in high-risk elderly patients. In addition, RTB101 demonstrated a statistically significant reduction in the incidence of laboratory-confirmed RTIs in the pre-specified analysis of asthma patients 65 years and older treated with RTB101 10mg once daily as well as in laboratory-confirmed RTIs in the pre-specified analysis of patients 85 years and older treated with RTB101 10mg once daily.

Since our inception in July 2016, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing manufacturing capabilities; conducting clinical trials; and providing general and administrative support for these operations. To date, we have primarily financed our operations through the issuance and sale of our redeemable convertible preferred stock and our initial public offering of our common stock, or IPO. Upon the closing of our IPO in January 2018, we received aggregate net proceeds from the IPO of approximately $89.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $1,000, $33.8 million and $23.5 million, for the period from July 5, 2016 (inception) through December 31, 2016, for the year ended December 31, 2017 and for the six months ended June 30, 2018, respectively. As of June 30, 2018, we had an accumulated deficit of $57.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop and seek regulatory approval for RTB101 alone or in combination with everolimus, including to advance our product candidate into a Phase 3 program;
•	expand our pipeline of potential product candidates, including the initiation of at least one additional proof of concept trial in at least one additional indication;
•	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	hire additional clinical, scientific, management and administrative personnel;

•	ultimately establish a sales, marketing and distribution infrastructure or collaborate with third parties to commercialize any drugs for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other assets and technologies; and
•

add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts and our transition to operating as a public company.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2018 will be sufficient to fund our operations through 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate or enter into collaborative agreements with third parties, which we expect will take a number of years and the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities and we do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

The agreement may be terminated by either party upon a material breach of obligation by the other party that is not cured within 60 days after written notice. We may terminate the agreement in its entirety or on a product-by-product or country-by-country basis with or without cause with 60 days’ prior written notice.

Novartis may terminate the portion of the agreement related to everolimus if we fail to use commercially reasonable efforts to research, develop and commercialize a product utilizing everolimus for a period of three years. Novartis may terminate the license agreement upon our bankruptcy, insolvency, dissolution or winding up.

As additional consideration for the license, we are required to pay up to an aggregate of $4.3 million upon the satisfaction of clinical milestones, up to an aggregate of $24 million upon the satisfaction of regulatory milestones for the first indication approved, and up to an aggregate of $18 million upon the satisfaction of regulatory milestones for the second indication approved. In addition, we are required to pay up to an aggregate of $125 million upon the satisfaction of commercial milestones, based on the amount of annual net sales. We are also required to pay tiered royalties ranging from a mid-single digit percentage to a low-teen digit percentage on annual net sales of products. These royalty obligations last on a product-by-product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a Novartis patent covering a subject product, (ii) the expiration of any regulatory exclusivity for the subject product in a country, or (iii) the 10th anniversary of the first commercial sale in the country, and are subject to a reduction after the expiration of the last valid claim of a Novartis patent or the introduction of a generic equivalent of a product in a country. Following the last visit of the 400th subject in our Phase 2b clinical trial, Novartis is no longer entitled to sublicense revenue.

Milestone payments to Novartis will be recorded as research and development expenses in our consolidated statements of operations once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, we initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, we paid the related $0.3 million payment in May 2017. As of June 30, 2018, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement. We also enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

Financial Operations Overview

Revenue

We have not generated any revenue from the sale of our products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and commercialize RTB101, alone or in combination with everolimus, or enter into collaboration arrangements.

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

Other Income, Net

Other income, net, consists primarily of interest income earned on cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017
Operating expenses:
Research and development	$11,845	$3,420
General and administrative	2,268	637
Total operating expenses	14,113	4,057
Loss from operations	(14,113)	(4,057)
Other income, net	522	—
Net loss	$(13,591)	$(4,057)

Research and Development

Research and development expenses increased to $11.8 million for the three months ended June 30, 2018, and were primarily attributable to $8.9 million of costs related to clinical trials, including the ongoing Phase 2b clinical trial, $1.9 million of costs related to contract research and supplies, $0.2 million of costs related to external consulting incurred to supplement our research and development personnel, and $0.8 million of personnel costs, including stock-based compensation. Research and development expenses were $3.4 million for the three months ended June 30, 2017, and were primarily attributable to $2.4 million of costs related to clinical trials, including the ongoing Phase 2b clinical trial, $0.3 million of costs related to contract research and supplies, $0.2 million of costs related to external consulting incurred to supplement our research and development personnel, $0.2 million of personnel costs, including stock-based compensation, and $0.3 million of costs associated with our license agreement.

General and Administrative

General and administrative expenses increased to $2.3 million for the three months ended June 30, 2018, and were primarily attributable to $1.4 million of personnel, including stock-based compensation, and $0.8 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $0.6 million for three months ended June 30, 2017, and were primarily attributable to $0.2 million of personnel, including stock-based compensation, and $0.4 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $0.5 million for the three months ended June 30, 2018, and primarily consisted of interest income. Other income, net was $0 for the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
Operating expenses:
Research and development	$19,951	$6,714
General and administrative	4,362	700
Total operating expenses	24,313	7,414
Loss from operations	(24,313)	(7,414)
Other income, net	863	—
Net loss	$(23,450)	$(7,414)

Research and Development

Research and development expenses increased to $20.0 million for the six months ended June 30, 2018, and were primarily attributable to $14.7 million of costs related to clinical trials, including the ongoing Phase 2b clinical trial, $3.0 million of costs related to contract research and supplies, $0.3 million of costs related to external consulting incurred to supplement our research and development personnel, and $1.9 million of personnel costs, including stock-based compensation. Research and development expenses were $6.7 million for the six months ended June 30, 2017, and were primarily attributable to $2.4 million of costs related to clinical trials, including the ongoing Phase 2b clinical trial, $0.3 million of costs related to contract research and supplies, $0.2 million of costs related to external consulting incurred to supplement our research and development personnel, $0.3 million of personnel costs, including stock-based compensation, and $3.5 million of costs associated with our license agreement.

General and Administrative

General and administrative expenses increased to $4.4 million for the six months ended June 30, 2018, and were primarily attributable to $2.8 million of personnel, including stock-based compensation, and $1.6 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $0.7 million for six months ended June 30, 2017, and were primarily attributable to $0.3 million of personnel, including stock-based compensation, and $0.4 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $0.9 million for the six months ended June 30, 2018, and primarily consisted of interest income. Other income, net was $0 for the six months ended June 30, 2017.

Liquidity, Capital Resources and Plan of Operations

In January 2018, we closed our IPO and received aggregate net proceeds of approximately $89.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from our IPO and the sale of shares of our redeemable convertible preferred stock. As of June 30, 2018, we had $125.9 million in cash, cash equivalents, and marketable securities and an accumulated deficit of $57.2 million.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2020, including the completion of a pivotal Phase 3 clinical program for RTB101, and the filing of a New Drug Application, or NDA, with the FDA, assuming a successful outcome in our Phase 3 clinical program. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidate through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. Furthermore, with the closing of our IPO, we have begun to incur additional costs associated with operating as a public company. Accordingly, we will continue to seek funds through equity or debt financings, collaborative or other arrangements, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(17,087)	$(2,139)
Net cash used in investing activities	(74,847)	(51)
Net cash provided by financing activities	89,938	5,500
Net (decrease) increase in cash and cash equivalents	$(1,996)	$3,310

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $17.1 million, consisting of a net loss of $23.5 million adjusted for noncash items including stock-based compensation expense of $1.6 million. The change in our net operating assets and liabilities from the six months ended June 30, 2018 were due primarily to an increase in accounts payable and accrued liabilities of $5.9 million primarily due to increased clinical activities and $0.5 million received from the Silverstein Foundation, which were partially offset by an increase in prepaid expenses and other current assets of $1.6 million due to prepayments for our research and development activities. Cash used in operating activities for the six months ended June 30, 2017 was $2.1 million, consisting of a net loss of $7.4 million adjusted for noncash items including stock-based compensation expense of $0.2 million and expense related to the acquisition of intellectual property of $3.2 million. The change in our net operating assets and liabilities from the six months ended June 30, 2017 were due primarily to an increase in accounts payable and accrued liabilities of $2.7 million primarily due to increased clinical activities, which were partially offset by an increase in prepaid expenses and other current assets of $0.8 million due to prepayments for our research and development activities.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 was $74.8 million and consisted primarily of the purchases of marketable securities. Cash used in investing activities for the six months ended June 30, 2017 was $51,000 and consisted of the purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $89.9 million from the proceeds from the IPO, net of issuance costs paid in 2018. Cash provided by financing activities for the six months ended June 30, 2017 was $5.5 million from the issuance of redeemable convertible preferred stock.

Contractual Obligations and Other Commitments

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Off-Balance Sheet Arrangements

We did not have during the previous periods, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission and do not have any holdings in variable interest entities.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We adopted the provisions of ASU 2017-09 on January 1, 2018. No modifications of share-based payment awards have occurred as of June 30, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in the balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the potential effects of adopting the provisions of ASU 2016-02 on our consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features, or ASU 2017-11, which updates the guidance related to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share, or EPS, in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. ASU 2017-11 is effective for public entities for all annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We do not expect the impact of ASU 2017-11 will be material to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $125.9 million, primarily comprised of money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows. As of June 30, 2018, substantially all of our total liabilities were denominated in the U.S. dollar.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Vice President, Finance), to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Finance concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2018, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with those set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in all of the other information included or incorporated in this report. The following risk factors represent new risk factors or those containing changes, including material changes, to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. If any of the previously identified or following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

We depend on the successful initiation and completion of clinical trials for RTB101 alone or in combination with everolimus. The positive clinical results, if any, obtained in prior or ongoing clinical trials may not be predictive of future results or repeated in later-stage clinical trials.

Before obtaining regulatory approval for the sale of RTB101, alone or in combination with everolimus, or any other potential product candidate, we must conduct additional clinical trials to demonstrate safety and efficacy in humans. The regulatory requirements for demonstrating efficacy and safety for obtaining approval for reducing the incidence of RTIs or other indications with RTB101 alone or in combination with everolimus may differ. We have not completed the clinical trials necessary to support an application for approval to market RTB101 alone or in combination with everolimus. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of RTB101 alone or in combination with everolimus or any other potential product candidate. A failure of one or more clinical trials can occur at any stage of testing. We need to complete our ongoing Phase 2b clinical trial of RTB101 alone and in combination with everolimus, and subsequently the requisite Phase 3 clinical trials prior to a submission for regulatory approval. We have conducted limited safety studies in humans to date and have only recently announced top-line data from our Phase 2b clinical program to assess the safety, tolerability and efficacy of RTB101, alone or in combination with everolimus, in elderly patients. While we observed activity signals of RTB101 in this clinical trial in certain cohorts, not all cohorts that we investigated responded to RTB101 treatment, alone or in combination with everolimus. Additional toxicity and metabolism studies may be required by the FDA or other regulatory agencies. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in late stage clinical development, even after seeing promising results in earlier clinical trials.

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

Negative or inconclusive results from our clinical trials of RTB101 alone and in combination with everolimus, or any other clinical trial or preclinical studies in animals that we conduct, could mandate repeated or additional clinical trials. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market RTB101, alone or in combination with everolimus, or any other potential product candidate. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for RTB101, alone or in combination with everolimus, or any other potential product candidate may be adversely impacted. For example, in a top-line analysis of our Phase 2b clinical trial, we observed that treatment with RTB101 10 mg once daily resulted in a 30.6% decrease in the percentage of patients who developed one or more laboratory-confirmed RTIs as compared to placebo. No decrease was observed in the percentage of patients who developed one or more laboratory-confirmed RTIs in the RTB101 10 mg twice daily cohort or the combination therapy cohort, as compared to placebo. We intend to conduct an end of Phase 2 meeting with the FDA in the fourth quarter of 2018.

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

Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of RTB101, alone or in combination with everolimus, or any other product candidate that is greater than the actual positive effect, if any. For example, in a top-line analysis of our Phase 2b clinical trial, we observed that certain cohorts responded better to study drug treatment than others, and that certain cohorts did not respond at all. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by RTB101, everolimus or any other product candidate, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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

Undesirable side effects caused by RTB101, alone or in combination with everolimus, or any other product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials of RTB101, alone or in combination with everolimus, to date, there were no observed study drug-related serious adverse events in the Phase 2a clinical trial except in the placebo arm. In the Phase 2b clinical trial, 4.5% of subjects in the RTB101 10 mg once daily cohort had a serious adverse event, none of which were related to the study drug, though 4.5% of subjects in that arm discontinued the study drug due to an adverse event. The majority of observed study-drug related adverse events were mild or moderate in severity, transient and resolved without stopping the study drug. However, there can be no guarantee that we would observe a similar tolerability profile of RTB101, alone or in combination with everolimus in future clinical trials. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of June 30, 2018, we estimate that we have used approximately $17.0 million of our existing cash and cash equivalents at the time of the initial public offering, together with the net proceeds from our initial public offering, to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTORBIO, INC.

Date: August 9, 2018	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: August 9, 2018	By:	/s/ John J. McCabe
John J. McCabe
Vice President, Finance (Principal financial and accounting officer)