Form 10-Q
period 2018-09-30
resTORbio, Inc.
filed 2018-11-13
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2018, the registrant had 28,055,344 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•

our plans to develop and commercialize RTB101 alone or in combination with rapalogs, such as everolimus or sirolimus, and other product candidates for the targeted indications and patient populations, including the therapeutic potential and clinical benefits thereof;

•

our ongoing and future clinical trials for RTB101 alone or in combination with rapalogs, such as everolimus or sirolimus, whether conducted by us or by any future collaborators, including the timing of initiation of these trials and of the anticipated results;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive regulatory approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional product candidates with significant commercial potential;
•	our plans to enter into collaborations for the development and commercialization of product candidates;
•	the potential benefits of any future collaboration;
•	our expectations related to the use of cash, cash equivalents and marketable securities;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	developments relating to our competitors and our industry; and
•	the impact of government laws and regulations.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

resTORbio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$22,856	$53,349
Marketable securities	92,522	—
Prepaid expenses	1,621	792
Deferred offering costs	—	929
Other current assets	24	84
Total current assets	117,023	55,154
Restricted cash	84	—
Property and equipment, net	319	39
Total assets	$117,426	$55,193
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable (including related party amounts of $37 and $32 as of September 30, 2018 and December 31, 2017, respectively)	$4,201	$1,515
Accrued liabilities	3,363	3,987
Funding advance	500	—
Total current liabilities	8,064	5,502
Other liabilities	22	—
Total liabilities	8,086	5,502
Commitments and contingencies (see Note 10)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, Series A, $0.0001 par value, no and 15,527,951 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	41,674
Redeemable convertible preferred stock, Series B, $0.0001 par value, no and 4,792,716 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	39,946
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 and no shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 150,000,000 and 30,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 28,048,315 and 5,659,089 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; 28,046,815 and 4,562,640 shares vested as of September 30, 2018 and December 31, 2017, respectively	3	1
Additional paid-in capital	175,049	1,849
Accumulated deficit	(65,636)	(33,779)
Accumulated other comprehensive loss	(76)	—
Total stockholders’ equity (deficit)	109,340	(31,929)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$117,426	$55,193

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$6,765	$3,333	$26,716	$10,047
General and administrative	2,267	612	6,629	1,312
Total operating expenses	9,032	3,945	33,345	11,359
Loss from operations	(9,032)	(3,945)	(33,345)	(11,359)
Other income, net	625	635	1,488	635
Loss before income taxes	(8,407)	(3,310)	(31,857)	(10,724)
Income tax expense	—	—	—	—
Net loss	$(8,407)	$(3,310)	$(31,857)	$(10,724)
Net loss per share, basic and diluted	$(0.30)	$(0.75)	$(1.23)	$(2.79)
Weighted-average common shares used in computing net loss per share, basic and diluted	28,046,723	4,408,094	25,895,933	3,839,306
Other comprehensive loss:
Net loss	$(8,407)	$(3,310)	$(31,857)	$(10,724)
Unrealized losses on marketable securities, net of income tax expense	(46)	—	(76)	—
Comprehensive loss	$(8,453)	$(3,310)	$(31,933)	$(10,724)

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(31,857)	$(10,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion on marketable securities	(305)	—
Depreciation and amortization expense	55	3
Stock-based compensation expense	2,212	301
Change in fair value of tranche liability	—	(635)
Expense related to acquisition of intellectual property (see Note 6)	—	3,157
Changes in operating assets and liabilities:
Restricted cash	(84)	—
Prepaid expenses and other current assets	(769)	(214)
Accounts payable	2,807	1,094
Accrued liabilities	(386)	1,022
Funding advance	500	—
Other liabilities	22	—
Net cash used in operating activities	(27,805)	(5,996)
Investing activities:
Purchases of property and equipment	(333)	(39)
Purchases of marketable securities	(92,293)	—
Net cash used in investing activities	(92,626)	(39)
Financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	—	10,000
Proceeds from initial public offering, net of issuance costs	89,938	—
Net cash provided by financing activities	89,938	10,000
Net (decrease) increase in cash and cash equivalents	(30,493)	3,965
Cash and cash equivalents at beginning of period	53,349	—
Cash and cash equivalents at end of period	$22,856	$3,965
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$2	$—
Conversion of redeemable convertible preferred stock into common stock	$81,620	$—

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $65.6 million as of September 30, 2018. On January 30, 2018, the Company completed its IPO whereby the Company sold 6,516,667 shares of its common stock for aggregate net proceeds of approximately $89.4 million. As of September 30, 2018, the Company had $115.4 million of cash, cash equivalents, and marketable securities, which the Company believes will be sufficient to fund the Company’s current operating plan through at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of September 30, 2018 and the results of operations and cash flows for the interim periods ended September 30, 2018 and 2017. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018 (the “2017 Form 10-K”). Interim results are not necessarily indicative of results for a full year or for any other interim period.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the 2017 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2018, except as noted below.

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

Restricted Cash

The Company maintains a letter of credit for the benefit of the landlord in connection with the Company’s office lease. As of September 30, 2018 and December 31, 2017, restricted cash (non-current) related to this letter of credit consisted of $84,000 and $0, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis at September 30, 2018 (in thousands):

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$14,791	$14,791	$—	$—
U.S. treasury securities (included in cash and cash equivalents)	8,065	8,065	—	—
U.S. treasury securities (included in marketable securities)	92,522	92,522	—	—
Total	$115,378	$115,378	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2017 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$53,349	$53,349	$—	$—
Total	$53,349	$53,349	$—	$—

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company recorded deferred offering costs of $0 and $0.9 million as of September 30, 2018 and December 31, 2017, respectively.

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

The estimated useful lives of property and equipment are as follows:

Useful Life (in years)
Leasehold improvements	Lesser of useful life or remaining lease term
Laboratory and manufacturing equipment	2-8 years
Computer equipment	1-5 years
Furniture and fixtures	3-5 years
Office equipment	3-5 years
Software	3-5 years

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted the provisions of ASU 2017-09 on January 1, 2018. No modifications of share-based payment awards have occurred as of September 30, 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which intends to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU 2018-07. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its financial statements.

3. Marketable Securities

As of September 30, 2018, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency securities and treasuries	$92,598	$—	$76	$92,522
Total	$92,598	$—	$76	$92,522

The Company did not have any marketable securities as of December 31, 2017.

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows (in thousands):

	September 30, 2018
	Amortized	Fair
	Cost	Value
Due in one year or less	$92,598	$92,522
Total	$92,598	$92,522

4. Property and equipment, net

Property and equipment, net consists of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Leasehold improvements	$65	$—
Machinery and equipment	38	38
Furniture and fixtures	176	—
Computers	69	6
Office equipment	9	—
Software	22	—
Total property and equipment	379	44
Less: accumulated depreciation	(60)	(5)
Property and equipment, net	$319	$39

Depreciation expense was $24,000 and $3,000 for the three months ended September 30, 2018 and 2017, respectively, and $55,000 and $3,000 for the nine months ended September 30, 2018 and 2017, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Accrued payroll and related expenses	$789	$394
Accrued research and development expenses	2,214	3,250
Deferred offering costs	—	238
Other	360	105
Total accrued liabilities	$3,363	$3,987

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

Milestone payments to Novartis will be recorded as research and development expenses in the consolidated statements of operations once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, the Company initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, the Company paid the related $0.3 million milestone in May 2017. As of September 30, 2018, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement.

7. Research Funding Agreement

On March 6, 2018, the Company and the Silverstein Foundation for Parkinson’s with GBA (the “Silverstein Foundation”) entered into a research funding agreement (the “Funding Agreement”). One of the Company’s directors is a co-founder and current trustee of the Silverstein Foundation. Under the terms of the Funding Agreement, the Silverstein Foundation will partially fund the preclinical research, development work, and Phase 2 clinical trial expenses (the “Research”) to be conducted and borne by the Company in connection with the development of RTB101, alone or in combination with other products (the “Product”).

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

For funds received under the Funding Agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the Silverstein Foundation. Funding that has been received by the Company in advance of incurring qualifying expenses is recorded in the condensed consolidated balance sheet as funding advance. As of September 30, 2018, no qualifying expenses have been incurred.

8. Redeemable Convertible Preferred Stock and Common Stock

As of September 30, 2018, the Company had 10,000,000 shares of preferred stock authorized and none issued and outstanding. As of December 31, 2017, the Company had 20,320,667 shares of preferred stock authorized, of which 15,527,951 shares were issued and outstanding and were designated as $0.0001 par value Series A Preferred Stock and 4,792,716 shares were issued and outstanding and were designated as $0.0001 par value Series B Preferred Stock.

Upon completion of the Company’s initial public offering in January 2018, all the outstanding preferred stock of the Company automatically converted into 15,870,559 shares of the Company’s common stock. As of September 30, 2018, no shares of preferred stock were outstanding.

Reserve for future issuance

The Company has reserved the following number of shares of common stock for future issuance upon the conversion of preferred stock, exercise of options or grant of equity awards:

	September 30, 2018	December 31, 2017
Redeemable convertible preferred stock, on an as-converted basis	—	15,870,559
Options issued and outstanding	1,066,678	195,668
Unvested restricted stock units	24,960	—
Options available for future grants	1,413,610	1,670,341
Shares available for issuance under the 2018 ESPP	275,030	—
Total	2,780,278	17,736,568

9. Stock-based Compensation

In 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”). Under the 2017 Plan, a total of 537,914 shares of the Company’s common stock were reserved for the issuance of stock options to employees, directors, and consultants under terms and provisions established by the Board of Directors (the “Board”). Under the terms of the 2017 Plan, options were granted at an exercise price not less than fair market value. The terms of options granted under the 2017 Plan may not exceed ten years. The Board determined the terms and conditions of a Restricted Stock Award, including the conditions for vesting and repurchase (or forfeiture) and the issue price, if any. On October 11, 2017, the Company increased the number of shares of common stock available for issuance under the 2017 Plan from 537,914 shares to 630,662 shares. On November 29, 2017, the Company increased the number of shares of common stock available for issuance under the 2017 Plan from 630,662 shares to 1,866,009 shares.

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

Since the date of effectiveness of the 2018 Plan, the Company has not and will not grant any further awards under the 2017 Plan. However, any shares of common stock subject to awards under the 2017 Plan that expire, terminate, or otherwise are surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2018 Plan.

Stock-based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$229	$47	$955	$152
General and administrative	400	44	1,257	149
Total stock-based compensation expense	$629	$91	$2,212	$301

Stock Options

The following table summarizes stock option activity under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
					(In thousands)
Outstanding, December 31, 2017	1,670,341	195,668	$4.49	9.67
Shares reserved for issuance	641,239
Options granted(1)	(871,010)	871,010	13.09
Restricted stock granted	(2,000)
Restricted stock units granted	(24,960)
Outstanding, September 30, 2018	1,413,610	1,066,678	11.52	9.43	$3,901
Exercisable, September 30, 2018		25,487	0.79	8.70	366
Vested and expected to vest, September 30, 2018		1,066,678	11.52	9.43	3,901

(1)	The Company granted 7,200 stock options to non-employees during the nine months ended September 30, 2018.

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2018. No options were exercised, cancelled or forfeited during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company granted options to employees and directors to purchase an aggregate of 863,810 common shares with a weighted-average grant date fair value of $9.20 per share. During the nine months ended September 30, 2018, the Company granted options to non-employees to purchase an aggregate of 7,200 common shares with a weighted-average grant date fair value of $12.51 per share. The expense related to options granted to employees and directors for the three and nine months ended September 30, 2018 was $0.6 million and $1.2 million, respectively. The expense related to options granted to non-employees for the three and nine months ended September 30, 2018 was $37,000 and $64,000, respectively. During the nine months ended September 30, 2017, the Company granted options to employees to purchase an aggregate of 64,460 common shares at a weighted-average grant date fair value of $0.53 per share. During the nine months ended September 30, 2017, the Company granted options to non-employees to purchase an aggregate of 46,860 common shares at a weighted-average grant date fair value of $0.67 per share. The expense related to options granted to employees and non-employees was $3,000 and $2,000, respectively, for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, the total unrecognized compensation expense related to unvested options granted to employees and directors was $7.4 million, which the Company expects to recognize over an estimated weighted-average period of 3.40 years. As of September 30, 2018, the total unrecognized compensation expense related to unvested non-employee options was $0.4 million, which the Company expects to recognize over an estimated weighted-average period of 2.87 years.

The fair value of stock options for employees and non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employees:
Fair value of common stock	$9.03 - $13.94	$0.79	$8.57 - $15.45	$0.79
Expected term (in years)	5.9 - 6.1	6.1	5.8 - 6.6	6.1
Expected volatility	89.8% - 90.6%	74.4%	75.9% - 90.6%	74.4%
Risk-free interest rate	2.8% - 2.9%	1.9%	2.4% - 2.9%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Non-employees:
Fair value of common stock	—	$1.00	$15.45	$0.79 - $1.00
Expected term (in years)	—	10.0	10.0	10.0
Expected volatility	—	76.9%	77.9%	74.6% - 76.9%
Risk-free interest rate	—	2.3%	2.7%	2.3%
Expected dividend yield	—	0.0%	0.0%	0.0%

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

The summary of restricted stock activity and related information follows:

Number of Restricted Shares Outstanding
Unvested shares — December 31, 2017	1,096,449
Granted	2,000
Vested	(1,096,949)
Unvested shares — September 30, 2018	1,500

The Company recognized $11,000, $86,000, $0.9 million and $0.3 million of stock-based compensation expense related to restricted shares during the three and nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $12,000 of unrecognized stock-based compensation expense related to unvested restricted stock. This amount is expected to be recognized over a remaining weighted-average period of 0.55 years.

Restricted Stock Units

During the nine months ended September 30, 2018, the Company granted 24,960 restricted stock units to an employee with a weighted-average grant date fair value of $9.03 per share.

The summary of restricted stock unit activity and related information follows:

Number of Restricted Stock Units Outstanding
Unvested shares — December 31, 2017	—
Granted	24,960
Unvested shares — September 30, 2018	24,960

The Company recognized $14,000 and $20,000 of stock-based compensation expense related to restricted stock units during the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, there was $0.2 million of unrecognized stock-based compensation expense related to unvested restricted stock units. This amount is expected to be recognized over a remaining weighted-average period of 3.64 years. There were no restricted stock units granted to employees or non-employees during the three and nine months ended September 30, 2017.

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

10. Commitments and Contingences

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of September 30, 2018 and December 31, 2017.

11. Net Loss per Share

The Company computes basic and diluted earnings (losses) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class” method). Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of share-based awards. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and nine months ended September 30, 2018 and 2017, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect (in common stock equivalent shares):

	As of
	September 30,
	2018	2017
Redeemable convertible preferred stock	—	6,063,711
Options issued and outstanding	1,066,678	111,320
Total	1,066,678	6,175,031

12. Related Party Transactions

Since the Company’s incorporation in July 2016, the Company has engaged in transactions with related parties.

The Company is a party to an intellectual property license agreement with Novartis. In addition, NIBR, an affiliate of Novartis, is a shareholder of the Company (See Note 6). No payments have been made to Novartis during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company made payments to Novartis for milestones achieved pursuant to the license agreement.

The Company is a party to a Funding Agreement with the Silverstein Foundation, an entity in which one of the Company’s directors is a co-founder and current trustee (See Note 7). The Company received $0 and $0.5 million from the Silverstein Foundation during the three and nine months ended September 30, 2018, respectively. No funds were received during the three and nine months ended September 30, 2017.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics for the treatment of aging-related diseases. Our lead program has demonstrated in several clinical trials, including a randomized, placebo-controlled trial, the potential to treat multiple diseases of aging for which there are no approved therapies. The decline in immune function that occurs during aging, or immunosenescence, increases susceptibility to a variety of diseases, including respiratory tract infections, or RTIs, that significantly contribute to morbidity and mortality in the elderly. Our approach focuses on the mechanistic target of rapamycin, or mTOR, pathway, an evolutionarily conserved pathway that regulates aging, and specifically on selective inhibition of the target of rapamycin complex 1, or TORC1. Our initial focus is on the development of RTB101, an orally administered, small molecule, potent TORC1 inhibitor, alone and in combination with rapalogs, such as everolimus or sirolimus—as a first-in-class immunotherapy program designed to improve immune function and thereby reduce the incidence of RTIs in the elderly, regardless of the causative pathogen. We licensed the worldwide rights to our TORC1 program, including RTB101 alone or in combination with everolimus, from Novartis International Pharmaceutical Ltd., or Novartis, in March 2017. We are evaluating RTB101 alone and in combination with everolimus in a Phase 2b clinical trial for the reduction of RTI incidence in the elderly and reported top-line data from this trial in July 2018. In this trial, RTB101 demonstrated a statistically significant and clinically meaningful reduction in the percentage of patients with one or more laboratory-confirmed RTIs during the 16-week treatment period compared to placebo, the primary endpoint of the study, with the 10 mg once daily dose. Greater TORC1 inhibition with RTB101 10 mg in combination with everolimus 0.1 mg did not meet the primary endpoint, suggesting that less TORC1 inhibition with RTB101 10 mg once daily may have greater benefit in high-risk elderly patients. In addition, RTB101 demonstrated a statistically significant reduction in the incidence of laboratory-confirmed RTIs in the pre-specified analysis of asthma patients 65 years and older treated with RTB101 10mg once daily as well as in laboratory-confirmed RTIs in the pre-specified analysis of patients 85 years and older treated with RTB101 10mg once daily.

Since our inception in July 2016, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing manufacturing capabilities; conducting clinical trials; and providing general and administrative support for these operations. To date, we have primarily financed our operations through the issuance and sale of our redeemable convertible preferred stock and our initial public offering of our common stock, or IPO. Upon the closing of our IPO in January 2018, we received aggregate net proceeds of approximately $89.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $1,000, $33.8 million and $31.9 million, for the period from July 5, 2016 (inception) through December 31, 2016, for the year ended December 31, 2017 and for the nine months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $65.6 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•

invest significantly to further develop and seek regulatory approval for RTB101 alone or in combination with rapalogs, such as everolimus or sirolimus, including to advance our product candidate into a Phase 3 program;

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

We believe that our cash, cash equivalents and marketable securities as of September 30, 2018 will be sufficient to fund our operations through 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate or enter into collaborative agreements with third parties, which we expect will take a number of years and the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities and we do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Milestone payments to Novartis will be recorded as research and development expenses in our consolidated statements of operations once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, we initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, we paid the related $0.3 million payment in May 2017. As of September 30, 2018, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement. We also enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

Financial Operations Overview

Revenue

We have not generated any revenue from the sale of our products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and commercialize RTB101, alone or in combination with rapalogs, such as everolimus or sirolimus, or enter into collaboration arrangements.

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

We have not provided program costs since inception because historically we have not tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward developing our TORC1 program and for identifying and developing product candidates. We manage certain activities such as contract research and manufacturing of RTB101 alone or in combination with rapalogs, such as everolimus or sirolimus, and our discovery programs through our third-party vendors, and do not track the costs of these activities on a program-by-program basis.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017
Operating expenses:
Research and development	$6,765	$3,333
General and administrative	2,267	612
Total operating expenses	9,032	3,945
Loss from operations	(9,032)	(3,945)
Other income, net	625	635
Net loss	$(8,407)	$(3,310)

Research and Development

Research and development expenses increased to $6.8 million for the three months ended September 30, 2018, and were primarily attributable to $2.6 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, including the ongoing Phase 2b clinical trial, $2.7 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.4 million of costs related to external consulting incurred to supplement our research and development personnel, and $1.1 million of personnel costs, including stock-based compensation. Research and development expenses were $3.3 million for the three months ended September 30, 2017, and were primarily attributable to $1.6 million of costs related to clinical trials, including the ongoing Phase 2b clinical trial, $0.7 million of costs related to contract research and supplies, $0.3 million of costs related to external consulting incurred to supplement our research and development personnel, $0.3 million of personnel costs, including stock-based compensation, and $0.4 million of costs associated with our license agreement.

General and Administrative

General and administrative expenses increased to $2.3 million for the three months ended September 30, 2018, and were primarily attributable to $1.3 million of personnel, including stock-based compensation, and $1.0 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $0.6 million for three months ended September 30, 2017, and were primarily attributable to $0.3 million of personnel, including stock-based compensation, and $0.3 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $0.6 million for the three months ended September 30, 2018, and primarily consisted of interest income. Other income, net was $0.6 for the three months ended September 30, 2017, and entirely consisted of the change in the fair value of our tranche right liability related to our redeemable convertible preferred stock.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
Operating expenses:
Research and development	$26,716	$10,047
General and administrative	6,629	1,312
Total operating expenses	33,345	11,359
Loss from operations	(33,345)	(11,359)
Other income, net	1,488	635
Net loss	$(31,857)	$(10,724)

Research and Development

Research and development expenses increased to $26.7 million for the nine months ended September 30, 2018, and were primarily attributable to $17.3 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, including the ongoing Phase 2b clinical trial, $5.6 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.7 million of costs related to external consulting incurred to supplement our research and development personnel, and $3.0 million of personnel costs, including stock-based compensation. Research and development expenses were $10.0 million for the nine months ended September 30, 2017, and were primarily attributable to $3.9 million of costs associated with our license agreement with Novartis, including the license of the intellectual property in exchange for Series A preferred stock, $4.0 million of costs related to clinical trials, including the ongoing Phase 2b clinical trial, $1.0 million of costs related to contract research and supplies, $0.5 million of costs related to external consulting incurred to supplement our research and development personnel, and $0.6 million of personnel costs, including stock-based compensation.

General and Administrative

General and administrative expenses increased to $6.6 million for the nine months ended September 30, 2018, and were primarily attributable to $4.0 million of personnel, including stock-based compensation, and $2.6 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $1.3 million for nine months ended September 30, 2017, and were primarily attributable to $0.5 million of personnel, including stock-based compensation, and $0.8 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $1.5 million for the nine months ended September 30, 2018, and primarily consisted of interest income. Other income, net was $0.6 million for the nine months ended September 30, 2017, and entirely consisted of the change in the fair value of our tranche right liability related to our redeemable convertible preferred stock.

Liquidity, Capital Resources and Plan of Operations

In January 2018, we closed our IPO and received aggregate net proceeds of approximately $89.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from our IPO and the sale of shares of our redeemable convertible preferred stock. As of September 30, 2018, we had $115.4 million in cash, cash equivalents, and marketable securities and an accumulated deficit of $65.6 million.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(27,805)	$(5,996)
Net cash used in investing activities	(92,626)	(39)
Net cash provided by financing activities	89,938	10,000
Net (decrease) increase in cash and cash equivalents	$(30,493)	$3,965

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $27.8 million, consisting of a net loss of $31.9 million adjusted for noncash items including stock-based compensation expense of $2.2 million and accretion on marketable securities of $0.3 million. The change in our net operating assets and liabilities for the nine months ended September 30, 2018 were due primarily to an increase in accounts payable and accrued liabilities of $2.4 million primarily due to increased clinical activities and $0.5 million received from the Silverstein Foundation, which were partially offset by an increase in prepaid expenses and other current assets of $0.8 million due to prepayments for our research and development activities. Cash used in operating activities for the nine months ended September 30, 2017 was $6.0 million, consisting of a net loss of $10.7 million adjusted for noncash items primarily including stock-based compensation expense of $0.3 million and expense related to the acquisition of intellectual property of $3.2 million partially offset by gains resulting from the change in fair value of the tranche liability of $0.6 million. The change in our net operating assets and liabilities for the nine months ended September 30, 2017 were due primarily to an increase in accounts payable of $1.1 million as a result of payment timing and an increase in accrued liabilities of $1.0 million primarily due to increased clinical activities, which were partially offset by an increase in prepaid expenses and other current assets of $0.2 million due to prepayments for our research and development activities.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 was $92.6 million and consisted of $92.3 million for the purchases of marketable securities and $0.3 million for the purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2017 was $39,000 and consisted of the purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $89.9 million from the proceeds from the IPO, net of issuance costs paid in 2018. Cash provided by financing activities for the nine months ended September 30, 2017 was $10.0 million from the issuance of redeemable convertible preferred stock.

Contractual Obligations and Other Commitments

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

Accrued Research and Development Costs

We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided, and include these costs in accrued liabilities in our consolidated balance sheets and within research and development expenses in our condensed consolidated statements of operations. These costs are a significant component of our research and development expenses. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We adopted the provisions of ASU 2017-09 on January 1, 2018. No modifications of share-based payment awards have occurred as of September 30, 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which intends to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU 2018-07. We are currently evaluating the impact that the adoption of ASU 2018-07 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $115.4 million, primarily comprised of money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date. As of September 30, 2018, substantially all of our total liabilities were denominated in the U.S. dollar.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2018.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Finance concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2018, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

The matters discussed in this Quarterly Report on Form 10-Q include forward looking statements that involve risks and uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which resTORbio has little or no control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and in all of the other information included or incorporated in this report. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, other than those as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

As of September 30, 2018, we estimate that we have used approximately $21.6 million of cash and cash equivalents since our initial public offering to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Employment Agreement by and between the Company and Meredith S. Manning, dated August 30, 2018
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

RESTORBIO, INC.

Date: November 13, 2018	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: November 13, 2018	By:	/s/ John J. McCabe
John J. McCabe
Vice President, Finance (Principal financial and accounting officer)