Form 10-K
period 2018-12-31
resTORbio, Inc.
filed 2019-03-18
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐ Yes    ☒ No

As of June 29, 2018, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $132.4 million based on a closing price of $9.15 per share as quoted by The Nasdaq Global Select Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2019 there were 28,055,344 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2019 annual meeting of shareholders, scheduled to be held on May 8, 2019 which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

These forward-looking statements include, among other things, statements about:

•

our plans to develop and commercialize RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, and other product candidates for the targeted indications and patient populations, including the therapeutic potential and clinical benefits thereof;

•

our ongoing and future clinical trials for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, whether conducted by us or by any future collaborators, including the timing of initiation of these trials and of the anticipated results;

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

ii

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “resTORbio,” “we,” “us,” and “our” refer to resTORbio, Inc. and its subsidiary. Our “board of directors” refers to the board of directors of resTORbio, Inc. All brand names or trademarks appearing in this report are the property of their respective owners.

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing innovative medicines that target the biology of aging to prevent or treat age-related diseases with the potential to extend healthy lifespan. Our lead program selectively inhibits the target of rapamycin complex 1, or TORC1, an evolutionarily conserved pathway that contributes to the decline in function of multiple organ systems. Our lead product candidate, RTB101, is an oral, selective, and potent inhibitor of TORC1. RTB101 inhibits the phosphorylation of multiple targets downstream of TORC1. Inhibition of TORC1 has been observed to extend lifespan and healthspan in aging preclinical species and to enhance immune, neurologic and cardiac functions, suggesting potential benefits in several aging-related diseases. We have successfully completed a Phase 2b clinical trial in our initial indication to reduce the incidence of respiratory tract infections, or RTIs, in the elderly regardless of the causative pathogen, and based on communications to date, including an end of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, we plan to initiate Phase 3 clinical trials in the second quarter of 2019.

The decline in immune function that occurs during aging, or immunosenescence, increases susceptibility to a variety of diseases, including RTIs, that significantly contribute to morbidity and mortality in the elderly. Our initial focus is on the development of RTB101 as a first-in-class immunotherapy designed to improve immune function and thereby reduce respiratory illness in the elderly regardless of the causative pathogen. Our TORC1 immunotherapy approach is supported by two randomized, placebo-controlled Phase 2 clinical trials which enrolled more than 900 elderly subjects and provided statistically significant (defined as nominal p < 0.05) and clinically meaningful results. In 2018, we reported results from our exploratory dose-ranging randomized, placebo-controlled Phase 2b clinical trial in 652 elderly patients at increased risk of RTI-associated morbidity and mortality defined as aged 85 and over, or 65-84 with one or more comorbidities including: asthma, chronic obstructive pulmonary disease, or COPD, type 2 diabetes mellitus, or T2DM, or current smoker.

The results from this trial demonstrated a statistically significant and clinically meaningful 30.6% reduction in the percentage of patients with one or more laboratory-confirmed RTIs, the primary endpoint of the trial, in the RTB101 10 mg once daily cohort compared to the placebo cohort. Prespecified analyses of the patient populations enrolled in the trial demonstrated (i) a statistically significant 52.1% reduction in the percentage of patients with severe laboratory-confirmed RTI symptoms in the RTB101 10 mg once daily cohort compared to the placebo cohort, (ii) a statistically significant 66.7%, 68.9%, and 25.3% reduction in the prespecified endpoint of patients 85 and older, 65 and older with asthma and 65 and older with T2DM, respectively, with one or more laboratory-confirmed RTIs in the RTB101 10 mg once daily cohort compared to the placebo cohort, and (iii) no reduction in the incidence of laboratory-confirmed RTIs in patients who were current smokers or with COPD in the RTB101 10 mg once daily cohort compared to the placebo cohort. The lack of efficacy observed in current smokers and patients with COPD is consistent with pre-clinical data suggesting that mTOR inhibition exacerbates cigarette smoke-induced lung inflammation in COPD. The combination of RTB101+everolimus and the RTB101 10 mg twice daily did not meet the primary endpoint, suggesting that less TORC1 inhibition with RTB101 10 mg once daily may be more beneficial for reducing the incidence of RTIs in high risk elderly patients. We believe the collective results from our Phase 2a and Phase 2b clinical trials enrolling more than 900 elderly subjects suggest that RTB101 10 mg once daily, if successfully developed and approved, may improve the function of the aging immune system and reduce the incidence of clinically symptomatic respiratory illness in elderly patients. In our planned Phase 3 program, we expect to enroll elderly subjects 65 and older, excluding current smokers and COPD patients.

We observed additional positive results from prespecified analyses for any infection and urinary tract infections, or UTIs, in our Phase 2b trial, such as (i) a statistically significant 23.6% reduction in the percentage of patients with any infection in the RTB101 10 mg once daily cohort compared to the placebo cohort, (ii) a statistically significant 74.6% reduction in the percentage of patients with one or more UTIs in the RTB101 10 mg twice daily cohort and (iii) a 34.4% reduction in patients with one or more UTIs in the RTB101 10 mg once daily cohort. Recent scientific findings, including those published in the scientific journals Cell, Nature and Science, suggest that aging and aging-related conditions, such as immunosenescence, may be attributable not only to random cellular wear and tear, but also to specific intra-cellular signaling pathways, including the mTOR pathway. mTOR is a protein kinase that signals via two multiprotein complexes, known as

TORC1 and TORC2. TORC1 inhibition has been observed to prolong lifespan, enhance immune function, ameliorate heart failure, enhance memory and mobility, decrease adiposity, and delay the onset of aging-related diseases in multiple animal studies. Specifically, with respect to enhanced immune function, TORC1 inhibition was observed in preclinical studies to rejuvenate blood, or hematopoietic, stem cell function, increase infection-fighting white blood cell production and enhance antibody-mediated, or adaptive, immunity. On the other hand, TORC2 inhibition has been observed to decrease lifespan in preclinical studies and cause unwanted side effects of hyperlipidemia and hyperglycemia in certain animals and humans. Therefore, based on these observations and data from more than 900 patients enrolled in our Phase 2a and Phase 2b clinical trials, we believe our TORC1 program has the potential to improve immune function and counteract immunosenescence in the elderly.

The reduced ability of elderly subjects to effectively detect and fight infections is most commonly manifested in their susceptibility to RTIs and the negative effects such infections have on their overall health. RTIs are the second leading cause of hospitalization in people age 85 and over, and the fourth leading cause in people age 65 and over, contributing to high healthcare costs that are three to five times higher than for the elderly population than for the younger population. Furthermore, antibiotics, which are ineffective against viruses, are often prescribed indiscriminately to treat RTIs, which may cause side effects and contribute to the growing global problem of antibiotic resistance. As the elderly represent the fastest growing population in the world, we believe there is significant unmet medical need for innovative therapeutic options for reducing the incidence of RTIs by improving the function of the aging immune system.

We believe our approach to addressing RTIs in the elderly possesses several clinical and commercial advantages. Our TORC1 program offers an immunotherapy approach that has the potential to address a broad range of viral and bacterial pathogens. Statistically significant and clinically meaningful reductions in RTI incidence were observed in our Phase 2a and Phase 2b clinical trials with RTB101 10mg once daily. We believe the risk-to-benefit ratio of our program observed in clinical studies to date is well-suited to the elderly due to the following observations: our oral product candidates were well-tolerated in elderly subjects, none of the participants in the active treatment arms experienced a serious adverse event that was related to the study drug, and the doses being investigated in our Phase 2b clinical trial were 60 to 240 times lower than maximum tolerated doses established in prior clinical trials for other indications. Based on communications to date with the U.S. Food and Drug Administration, or FDA, including an end of Phase 2 meeting, we plan to initiate a Phase 3 clinical program in the second quarter of 2019. We plan to conduct pivotal clinical trials and to seek regulatory approval for commercialization of RTB101 in the United States and Europe. Separate pivotal trials may be conducted to support potential approvals in Japan and China. In some markets, we may collaborate with third parties for the development and commercialization of our product candidates.

We licensed the worldwide rights to our TORC1 program, including RTB101 alone or in combination with everolimus, from Novartis International Pharmaceutical Ltd., or Novartis, in March 2017. Our management team includes our co-founders, Chen Schor, who serves as our President and Chief Executive Officer, Joan Mannick, M.D., who serves as our Chief Medical Officer, Meredith Manning, who serves as our Chief Commercial Officer, and additional veterans in drug development and discovery, with executive experience in leading global pharmaceutical companies. Dr. Mannick led the TORC1 clinical program at Novartis Institutes for Biomedical Research, Inc., or NIBR, prior to our in-licensing of the program. We are supported by investors that include both private equity venture capital funds and public healthcare investment funds.

Our Strategy

Our goal is to be a leading biopharmaceutical company focused on treating aging-related diseases. We strive to maintain a leadership position in the TORC1 inhibitor class of pharmaceutical products for aging-related diseases. The key elements of our strategy to achieve this goal include:

•

Rapidly advance our TORC1 program as immunotherapy for reducing the incidence of clinically symptomatic respiratory illness in elderly subjects. In July 2018, we reported positive topline data from our Phase 2b clinical trial of RTB101 alone and in combination with everolimus in elderly subjects at increased risk of mortality and morbidity due to RTIs. In that trial, RTB101 10 mg once daily reduced the incidence of RTI by 30.6% in the populations studied in the trial. Based on the topline results and communications to date including an end of Phase 2 meeting with the FDA, we plan to initiate pivotal clinical trials in the second quarter of 2019 where we will study RTB101 10 mg once daily in subjects 65 years and older, excluding current smokers and COPD patients. The goal of the pivotal trials is to potentially submit an application for regulatory approval of RTB101 in the United States, Europe and additional countries.

•

Develop our TORC1 program for additional indications. We also intend to develop RTB101, alone or in combination with a rapalog, such as everolimus and sirolimus, for the treatment of additional aging-related diseases based on preclinical and clinical evidence on the effects of TORC1 inhibition. We believe that there is strong rationale to support the investigation of RTB101, alone or in combination with a rapalog, for the prevention and treatment of additional aging-related indications, including other infections, for example, urinary tract infections, neurodegenerative diseases and heart failure.
•

Commercialize our product candidates in the United States and potentially collaborate with others globally to maximize their commercial value. We plan to directly commercialize our product candidates in the United States with a sales force mainly targeting pulmonologists and geriatricians with a high flow of patients 65 years of age and above. We may consider collaborating with third parties to broaden the distribution of our product candidates in the United States. In other markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates. We believe there are significant opportunities to market RTB101, if approved, in Europe and Japan, which we may choose to pursue in collaboration with others.

•

Maintain and grow a robust intellectual property portfolio in the field of TORC1 inhibition for aging-related diseases. We have an exclusive license to ten patent families directed to compositions of matter, methods of use and formulations covering RTB101 alone or in combination with everolimus and have filed additional method of use patent applications. We intend to aggressively pursue and maintain broad intellectual property protection for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, or other compounds for the prevention of RTIs and the prevention or treatment of other aging-related diseases through U.S. and international patents.

•

Develop, acquire or in-license product candidates that enhance our global leadership position. We have additional TORC1 inhibitor compounds in discovery that we may develop, and we may acquire or in-license other product candidates targeting TORC1 and other pathways that regulate aging to support our goal to be the leading biopharmaceutical company focused on the treatment of aging-related diseases.

Our Product Pipeline

The following table summarizes key information about our product candidates.

*For heart failure with preserved ejection fraction, and certain other infections, we may be required to file an investigational new drug application, or IND, prior to initiating Phase 2 clinical trials. We expect to have the ability to initiate these Phase 2 clinical trials without the need to conduct prior Phase 1 clinical trials.

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

In preclinical studies, the mTOR pathway has been observed to be hyperactivated in some cell types, including hematopoietic stem cells, or HSCs, at an advanced age. It was observed that suppressing mTOR activity in these cell types to levels found at younger ages may enhance cell function, including their ability to generate white blood cells. Furthermore, preclinical studies found that mTOR activity stimulates protein synthesis and cell growth but inhibits protective processes such as autophagy in which damaged proteins and organelles are broken down and recycled. Therefore, these studies suggest that increased mTOR activity is beneficial during years of growth and reproduction but may be harmful during post-reproductive years when cells accumulate damage and require protective mechanisms such as autophagy to prevent and repair damage.

mTOR signals via two multiprotein complexes, known as TORC1 and TORC2. TORC1 inhibition has been observed to prolong lifespan, enhance immune responses, ameliorate neurodegenerative diseases, ameliorate heart failure, enhance memory and mobility, decrease adiposity and delay onset of aging-related diseases in multiple animal studies. On the other hand, TORC2 inhibition has been observed to decrease lifespan and cause hyperlipidemia and hyperglycemia in certain animals and humans. Therefore, we believe the optimal approach for the treatment of aging-related conditions through mTOR inhibition is a regimen that inhibits TORC1 without inhibiting TORC2. mTOR within the TORC1 complex introduces phosphates to, or phosphorylates, multiple proteins including S6K, 4EBP1 and Ulk1, as shown in the figure below. Different dosing regimens that inhibit different spectrum of TORC1, as measured by decreased phosphorylation of multiple proteins downstream of TORC1, may be more beneficial for the prevention or treatment of certain aging-related diseases.

We believe TORC1 inhibition may have therapeutic benefit in multiple aging-related diseases. Preclinical studies suggest that key mechanisms involved in the anti-aging effects of TORC1 inhibition include improved stem cell function, increased autophagy, increased expression of mitochondrial proteins that are important for energy production, decreased adiposity and increased expression of proteins that are responsible for cellular maintenance and repair. Based on preclinical data, these biological effects have the potential to improve multiple aging-related pathologies:

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

Immunosenescence and Respiratory Tract Infections in the Elderly

Potential for TORC1 inhibition to address decreased immune function associated with aging

TORC1 inhibition has been observed to enhance immune function in at least three independent preclinical studies to date, conducted by laboratories at the University of Michigan, Emory University and St. Jude Children’s Research Hospital, where administration of mTOR inhibitors improved immune response to influenza vaccination. Further, findings from these preclinical studies suggest that short-term treatment of aged animals with a TORC1 inhibitor can rejuvenate HSC function, increase the number of infection-fighting white blood cells, and increase longevity. A recent study conducted by laboratories at St. Jude Children’s Research Hospital also showed that RTB101 improved survival in mice treated with a lethal dose of influenza virus. We believe these findings, as well as results from our Phase 2 clinical studies, suggest that TORC1 inhibition has the potential to improve immune function and reduce the incidence of clinically symptomatic respiratory illness in elderly humans.

Respiratory tract infections in the elderly

The reduced ability of the aging immune system to effectively detect and fight infections results in increased susceptibility of the elderly to RTIs, which, in turn negatively impacts such patients’ overall health and quality of life. We believe that decreasing the incidence of RTIs is a large unmet medical need in the elderly, particularly in subjects at an increased risk of RTI-related morbidity and mortality. We believe there is a significant unmet medical need for an innovative therapy to reduce the incidence of RTIs in the elderly for the following reasons:

•

The large and growing elderly population is particularly susceptible to morbidity and mortality from RTIs. The elderly represent the fastest growing population across the globe. In the United States, RTIs are the second leading cause of hospitalizations in people age 85 and over and the fourth leading cause of hospitalizations in people age 65 and over. Mortality among people age 75 and over is highest each year during winter cold and flu season. Age is a risk factor for RTIs, with men aged 85-89 experiencing lower RTIs at twice the rate of men aged 65-69. As a result, RTIs, which are typically not serious in healthy adults, are exacerbated in the elderly. Approximately 62% of elderly aged 65 and older have comorbidities. Elderly patients with comorbidities may also be at a higher risk of morbidity and mortality due to RTIs as compared to healthy elderly subjects. Comorbidities among the elderly are common, with approximately 7% having asthma, 20% having T2DM and 13% having congestive heart failure, or CHF. Prior to initiating the Phase 2b clinical trial, a market research study with five payors and 55 physicians in the United States was conducted. The results of the research provided further support that the results observed in the Phase 2a clinical trial are potentially clinically meaningful to physicians and that there is an unmet medical need in the elderly, particularly in the elderly at high risk of mortality from RTls. Phone interviews with payors also illustrated that, subject to FDA approval, payors may be able to include a product with our efficacy and safety profile into a preferred tier on their formularies and may request a modest rebate. A more recent physician survey was also conducted in April 2018. We surveyed 100 physicians who treat 25,000 elderly patients monthly, which indicated that a therapeutic that reduced the incidence of RTIs by 25% would be considered to have clinically meaningful efficacy. Physicians in the survey would expect to prescribe a therapeutic that reduces the incidence of RTIs by 25-40% to 30-50% of their patients aged 65 and older with certain comorbidities or to patients 85 and older. Topline results from our Phase 2b trial demonstrated a statistically significant reduction in the percentage of patients 65 years and older who are non-smokers and do not have COPD, with one or more laboratory-confirmed RTIs in the RTB101 10 mg once daily cohort compared to placebo. We expect to evaluate RTB101 in subjects 65 years of age and older that do not have COPD and do not smoke in our pivotal trials.

•

RTIs contribute to high healthcare burden and costs. RTIs are the second leading cause of hospitalization in people age 85 and over, and the fourth leading cause in people age 65 and over, contributing to high healthcare burdens and costs for the elderly population and the healthcare system that are three to five times higher than for the younger population. At least 11% of CHF exacerbations requiring hospitalization and 80% of asthma exacerbations are associated with RTIs. The risk of a cardiovascular event is three to six fold higher after the onset of an RTI than in the absence of infection. Approximately 7% of people aged 85 years and over go to the emergency room with RTIs each year. In addition, two-thirds of people aged 85 and over who go to the emergency room for infection-related reasons are hospitalized, and once hospitalized, one-third of people aged 85 and over are admitted to a nursing home. These statistics illustrate the large economic impact of RTIs on the healthcare system in the United States.

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

•

Lack of immunotherapy drugs to address RTIs. Immunotherapies ideally enhance the immune system to provide broad, acute and long-lasting protection against pathogens. Currently, however, there are no approved immunotherapies to enhance immune function in the elderly. We believe RTB101 is a potential immunotherapy aimed at enhancing immune function in the elderly, and thereby decreasing the incidence of clinically symptomatic respiratory illness associated with a broad spectrum of pathogens, particularly viral pathogens. In addition, beyond an individual level, we believe immunotherapies may benefit the wider population through indirect protection that occurs when a large percentage of the population has become immune to a disease, thereby preventing or limiting the spread of infection and providing a measure of protection for individuals who are not immune, a phenomenon known as herd immunity.

Our TORC1 Program

Overview

In March 2017, we obtained a license from Novartis to the worldwide rights to RTB101 for all indications, and the rights to use everolimus in combination with RTB101 for all aging-related indications. RTB101 is an orally administered, small molecule, potent TORC1 inhibitor that binds to the active site of mTOR on the TORC1 complex, a mechanism known as catalytic inhibition. In contrast, rapalogs, such as everolimus or sirolimus, also orally administered small molecules, inhibit mTOR activity by changing the shape of TORC1, a mechanism known as allosteric inhibition, that is distinct from and synergistic with catalytic inhibition.

The downstream signaling cascade of TORC1 that we believe occurs in scenarios of baseline, RTB101 alone and RTB101 in combination with a rapalog, such as everolimus or sirolimus are pictured in the following figure.

Our TORC1 program includes evaluation of RTB101 alone because we believe RTB101 monotherapy can effectively inhibit phosphorylation of multiple downstream signaling nodes of TORC1, specifically S6K and 4EBP1, that are key drivers of TORC1 downstream activity. Decreased phosphorylation of S6K leads to decreased activity, while decreased phosphorylation of 4EBP1 and Ulk1 leads to increased activity. We believe RTB101 alone consistently inhibits more downstream signaling nodes of TORC1 than a rapalog, such as everolimus or sirolimus, alone. Furthermore, we believe RTB101 at the low doses that we are evaluating in our clinical studies can achieve these effects without inhibiting TORC2. RTB101 at higher doses, while able to more completely inhibit TORC1, may also inhibit TORC2, which may lead to undesirable side effects.

Our TORC1 program also includes evaluation of RTB101 in combination with a rapalog, such as everolimus or sirolimus, as the combination of catalytic and allosteric inhibitors may yield complete inhibition of all nodes downstream of TORC1, including 4EBP1 and Ulk1, without affecting TORC2. It was observed in preclinical in vitro studies that RTB101 and everolimus at the comparable doses that we are evaluating in our clinical trials synergistically inhibit S6K and 4EBP1 phosphorylation and induce autophagy. The synergy of RTB101 with everolimus or sirolimus, as measured by Bliss synergy scoring, was up to 150% in those studies. Bliss scores in excess of 30% are considered to be high. Additionally, we believe rapalogs, such as everolimus and sirolimus, may induce a conformation change in TORC1 that allows lower concentrations of RTB101 to inhibit TORC1 without inhibiting TORC2. Preclinical and clinical data suggest that for some indications, such as reducing the incidence of clinically symptomatic respiratory illness, RTB101 monotherapy may be adequate to yield clinically meaningful benefit to patients, while for other indications, such as neurodegenerative disease and other autophagy-related diseases, the combination of RTB101 and a rapalog, such as everolimus or sirolimus, may be more beneficial. Accordingly, our TORC1 program includes evaluation of both RTB101 alone and in combination with a rapalog, such as everolimus or sirolimus.

Clinical Development of RTB101

Phase 2b Clinical Development

We have completed dosing of all patients in an exploratory, dose-ranging, Phase 2b clinical trial to assess the safety, tolerability and efficacy with RTB101 alone or in combination with everolimus as compared to placebo in elderly patients at increased risk of RTI-related morbidity or mortality. The study enrolled 652 elderly subjects at increased risk of RTI-associated morbidity and mortality, defined as aged 85 and over, or 65-84 with one or more comorbidities or conditions including: asthma, COPD, T2DM, or current smoker. The study was a two-part randomized, double-blind, placebo-controlled clinical trial conducted during winter cold and flu season in the southern hemisphere (Part 1) and northern hemisphere (Part 2). In Part 1, 179 elderly patients were randomized to receive either placebo, RTB101 5 mg or RTB101 10 mg once daily for 16 weeks. At the end of Part 1, an interim analysis was completed by an unblinded data monitoring committee which selected the RTB101 10 mg dose to move forward into Part 2 of the study. In Part 2, 473 elderly patients were randomized to receive either placebo, RTB101 10 mg once daily, RTB101 10 mg twice daily, or RTB101 10 mg in combination with everolimus 0.1 mg once daily. All patients were treated with study drug for 16 weeks, with an additional eight weeks of follow-up off study drug.

The primary endpoint of the study was a reduction, as compared to placebo, in the percentage of patients with one or more laboratory-confirmed RTIs during 16 weeks of treatment. A prespecified exploratory endpoint was the reduction, as compared to placebo, in the percentage of patients with one or more laboratory-confirmed RTIs in each of the following patient subgroups: ≥85 years of age, or 65-84 years of age with asthma, COPD, T2DM, or current smoker. If not otherwise specified, we used a nominal 5% or lower p-value (p < 0.05) to define statistical significance for the clinical trials and data presented in this report.

Based on a topline analysis of the primary endpoint, we observed:

•

A 30.6% reduction in the percentage of patients who developed one or more laboratory-confirmed RTIs in the RTB101 10 mg once daily cohort as compared to the placebo cohort (odds ratio, or OR, =0.601; p=0.025),

•	A 20.6% decrease in the percentage of patients who developed one or more laboratory-confirmed RTIs in the RTB101 5 mg once daily cohort as compared to the placebo cohort (OR=0.618; p=0.109).
•

No decrease in percentage of patients who developed one or more laboratory-confirmed RTIs in the RTB101 10 mg twice daily cohort or RTB101 10 mg + everolimus 0.1 mg combination cohort as compared to the placebo cohort.

The odds of experiencing laboratory-confirmed RTIs through Week 16 in all cohorts are also depicted below. The active rate and placebo rate refer to the number of patients in the respective cohorts with laboratory-confirmed RTIs, divided by the number of patients in each cohort.

1No. of subjects in cohort with one or more laboratory-confirmed RTIs/No. of subjects in cohort; 2Odds ratio represents the odds of experiencing one or more laboratory-confirmed RTIs in the active treatment group versus the placebo group; 3One-sided p-value; *p<0.05; QD = once daily; BID = twice daily

To better understand the activity observed in the RTB101 10 mg once daily cohort, a prespecified analysis of each patient subgroup enrolled in the study was conducted. The following decreases in the percentage of patients with laboratory-confirmed RTIs were observed in the RTB101 10 mg once daily cohort as compared to the placebo cohort:

•	A 68.9% decrease in all asthma patients (OR=0.105; p=0.0001)
•	A 66.7% decrease in all patients 85 years of age and older (OR=0.184; p=0.007)
•	A 25.3% decrease in all T2DM patients (OR=0.362; p=0.028)

No decrease in the percentage of patients with laboratory-confirmed RTIs was observed in either COPD patients or current smokers; the lack of efficacy observed in current smokers and patients with COPD is consistent with nonclinical data suggesting that mTOR inhibition exacerbates cigarette smoke-induced lung inflammation in COPD.

The reductions in the percentage of patients with one or more laboratory-confirmed RTIs in the RTB101 10 mg once daily cohort for each patient subgroup in Part 1 and Part 2 are individually depicted in the figure below. The one-sided p-value to compare treatment effect between groups from a logistic regression model, adjusted for prior disease comorbidities and age, is also displayed.

Based on the above analysis of each patient subgroup, we define non-responders as patients with COPD or current smokers. The odds of experiencing laboratory-confirmed RTIs in subjects 65 and older who did not have COPD and are non-smokers are depicted in the figure below.

1No. of subjects in cohort with one or more laboratory-confirmed RTIs/No. of subjects in cohort; 2Odds ratio represents the odds of experiencing one or more laboratory-confirmed RTIs in the active treatment group versus the placebo group; 3One-sided p-value; **p<0.01; QD = once daily; BID = twice daily

In our planned Phase 3 clinical trials, we expect to evaluate RTB101 10 mg once daily treatment to reduce the percentage of subjects 65 years and older, excluding COPD patients and current smokers, with clinical symptoms consistent with an RTI.

Additional prespecified analyses of secondary and exploratory endpoints were also assessed in our Phase 2b trial:

Severity and incidence of laboratory-confirmed RTIs:

•	Decreased severity of laboratory-confirmed RTI symptoms through 16 weeks of study drug treatment (Severe RTI symptoms were defined as ones that prevent normal activity):
•	RTB101 10 mg once daily: 52.1% reduction in the percentage of patients with severe laboratory-confirmed RTI symptoms compared to placebo (OR=0.437; p=0.034).
•	RTB101 5 mg once daily: 41.3% reduction in the percentage of patients with severe laboratory-confirmed RTI symptoms compared to placebo (OR=0.560; p=0.152).
•	No decrease in in the percentage of patients with severe laboratory-confirmed RTI symptoms was observed with RTB101 10 mg twice daily or with RTB101 in combination with everolimus.

The odds of experiencing severe laboratory-confirmed RTI symptoms in all cohorts compared to placebo are individually depicted in the figure below. The active rate and placebo rate refer to the number of patients in the respective cohorts with severe laboratory-confirmed RTI symptoms, divided by the number of patients in each cohort.

QD=once daily; BID=twice daily; *p<0.05

•	Decreased incidence of laboratory-confirmed RTIs over entire 24-week study (16 weeks of study drug treatment and an additional eight weeks of follow-up)
•	RTB101 10 mg once daily: 27.5% reduction in the percentage of patients with laboratory-confirmed RTIs compared to placebo during the 24 weeks (OR=0.623; p=0.030).
•	RTB101 5 mg once daily: 19.2% reduction in the percentage of patients with laboratory-confirmed RTIs compared to placebo during the 24 weeks (OR=604; p=0.097).
•	No decrease in percentage of patients with laboratory-confirmed RTIs was observed with RTB101 10 mg twice daily or in combination with everolimus.

The odds of experiencing laboratory-confirmed RTIs over the entire 24-week study in all cohorts compared to placebo are individually depicted in the figure below. The active rate and placebo rate refer to the number of patients in the respective cohorts with laboratory-confirmed RTIs, divided by the number of patients in each cohort.

QD=once daily; BID=twice daily; *p<0.05

Incidence of total infections of any kind (laboratory-confirmed RTIs and all other infections) during 16 weeks of study drug treatment:

•	Decreased incidence of any infections:
•	RTB101 10 mg once daily: 23.6% reduction in the percentage of patients with any infection compared to placebo (p=0.032).
•	RTB101 10 mg twice daily: 15.4% reduction in the percentage of patients with any infection compared to placebo (p=0.192).
•	No reduction in the percentage of patients with any infection was observed with RTB101 5 mg once daily or with RTB101 in combination with everolimus.

The odds of experiencing an infection in all cohorts compared to placebo are individually depicted in the figure below. The active rate and placebo rate refer to the number of patients in the respective cohorts with any infection, divided by the number of patients in each cohort.

QD=once daily; BID=twice daily; *p<0.05

Incidence of UTIs during 16 weeks of study drug treatment:

•	Decreased incidence of UTIs:

•	RTB101 10 mg once daily: 37.3% reduction in the percentage of patients with one or more UTIs compared to placebo (OR=0.601; p=0.156).
•	RTB101 10 mg twice daily: 74.6% reduction in the percentage of patients with one or more UTIs compared to placebo (OR=0.211; p=0.027).
•	No reduction in the percentage of patients with UTIs was observed with RTB101 5 mg or with RTB101 in combination with everolimus.

The odds of experiencing UTIs in all cohorts compared to placebo are individually depicted in the figure below. The active rate and placebo rate refer to the number of patients in the respective cohorts with UTIs, divided by the number of patients in each cohort.

QD=once daily; BID=twice daily; *p<0.05

In the Phase 2b clinical trial, RTB101 treatment was observed to be well-tolerated. Adverse events, or AEs, were balanced between the RTB101 10 mg once daily and placebo treatment groups. One subject randomized to receive RTB101 10 mg once daily cohort died from traumatic injuries sustained from being hit by a car while riding a bicycle during the 16-week treatment period of the trial, and two subjects (one randomized to receive RTB101 10 mg twice daily and one randomized to receive placebo) died from unknown cause(s) after the week 24 follow-up visit of the trial.. None of the deaths that occurred was attributed to study drug treatment. 4.5% of subjects in the RTB101 10 mg once daily cohort and 7.8% of subjects in the placebo cohort had a serious adverse event, none of which were considered related to study drug. 5.1% of subjects in the RTB101 10 mg once daily cohort and 5.6% of subjects in the placebo cohort discontinued study drug due to an AE. All AEs were mild or moderate except for 12 severe AEs in RTB101 10 mg once daily cohort and 24 severe AEs in the placebo cohort.

Phase 2a Clinical Development

Data from a Phase 2a clinical trial conducted by our licensor, Novartis, were published in July 2018 in Science Translational Medicine, and provide additional support for the efficacy and safety of our clinical program.

The primary objectives of the Phase 2a clinical trial were to assess the safety, tolerability and efficacy of RTB101 alone or in combination with everolimus compared to placebo in enhancing the immune response to vaccination in elderly subjects, as determined by the subjects’ immune response to the seasonal influenza vaccine. A prespecified exploratory endpoint assessed the effect of a six-week course of RTB101 alone or in combination with everolimus on infection rates during the year following initiation of study drug treatment. The trial was a double-blinded, placebo-controlled, randomized clinical trial that enrolled a total of 264 male and female subjects at least 65 years of age without underlying unstable medical conditions, and was conducted across 12 trial centers in the southern hemisphere. Subjects were randomized to one of five treatment arms, in which they were administered daily oral doses of everolimus 0.1 mg, everolimus 0.5 mg, RTB101 10 mg, RTB101 10 mg + everolimus 0.1 mg, or placebo. The trial met its primary endpoint of enhancing influenza vaccination response, defined as a greater than 20% increase in antibody concentrations, or titers, to at least two of the three tested influenza vaccine strains as compared to placebo, measured at 12 weeks following initial dosing of the study drug, as well as the prespecified exploratory infection rate endpoint.

Subjects were treated for six weeks with the study drug and, after a two-week drug-free interval, were given the seasonal influenza vaccine. The subjects were followed for one year following initiation of study drug treatment. The overall infection rate in each treatment group was assessed by having subjects record any infections they experienced during the year following the initiation of study drug treatment in a diary. The sites reviewed the infection diary at each study visit. In addition, sites administered infection questionnaires during phone calls with subjects that occurred weekly during the six-week study drug dosing period and then monthly for the remainder of the trial. Investigators reviewed and approved the information contained in the telephone questionnaire reports within 24 hours. The infection data in the diaries and telephone reports were reconciled by sites prior to entering infections in the clinical trial database.

In the RTB101 monotherapy and RTB101 + everolimus combination treatment arms in the intent-to-treat population, statistically significant and clinically meaningful reductions in the annual rate of infections of 33% (p=0.008) and 38% (p=0.001), respectively, compared to placebo, were observed. A lesser, non-statistically significant effect was observed with everolimus monotherapy.

Since the most common infections that occurred during the trial were RTIs, a post-hoc analysis was performed to determine whether a reduction in RTIs contributed to the significant reduction in infections at one year following initiation of study drug treatment in the RTB101 monotherapy and RTB101 + everolimus combination treatment arms. As shown in the figure below, both RTB101 monotherapy and the RTB101 + everolimus combination therapy were observed to reduce the incidence of RTIs at one year by 42% (p=0.006) and 36% (p=0.01), respectively, in the intent-to-treat population. Greater reductions in the incidence of RTIs were observed during the six-week dosing period in the RTB101 monotherapy and RTB101 + everolimus combination arms. Given that the magnitude of the reduction in RTI incidence was greater at six weeks than at one year, these findings suggest that the reduction in RTI rates was greatest during the period when subjects were receiving the study drug. The typical duration of the peak cold and flu season is approximately 16 weeks. As shown in the figure below, analysis of the Phase 2a clinical data also revealed reductions of 45% (p=0.039) and 50% (p=0.013) in RTIs from treatment with RTB101 alone and in combination with everolimus, respectively, during the 16 weeks following initiation of therapy despite only six weeks of treatment.

To assess possible molecular mechanisms underlying the decrease in infection rates in the RTB101 monotherapy and RTB101 + everolimus combination treatment arms, mRNA sequencing analysis of whole blood from subjects at baseline and after six weeks of study drug treatment was conducted. Analysis of whole-blood gene expression data revealed a highly statistically significant up-regulation of pathways related to interferon signaling in the RTB101 monotherapy and RTB101 + everolimus combination treatment arms but not in the placebo arm, as shown in the figures below. These findings suggest that RTB101 alone and in combination with everolimus may improve innate immunity. Genes that were up-regulated the most, including MX1, OAS3, ISG15 and IFIT1, encode a subset of Type 1 interferon-induced proteins that play a critical role in the acute, innate immune response to viruses. Pathways, or groups of genes, related to cytokine signaling and interferon signaling were significantly upregulated, with p-values ranging between 10-45 to 10-10.

While the effects of RTB101 monotherapy and RTB101 + everolimus combination therapy on reducing the incidence of RTIs in the elderly and up-regulating innate immunity genes were comparable, only the combination therapy met the primary endpoint of the Phase 2a clinical trial of enhancing influenza vaccination response, defined as a greater than 20% increase in antibody concentrations, or titers, to at least two of the three tested influenza vaccine strains as compared to placebo, measured at 12 weeks following initial dosing of the study drug. We believe these results suggest that the RTB101 + everolimus combination therapy may also enhance the adaptive immune system, given that the RTB101 + everolimus combination resulted in broader TORC1 inhibition.

We believe that the Phase 2a clinical trial results provide proof of concept for the potential therapeutic benefit of RTB101 as immunotherapy to reduce the incidence of RTIs in elderly patients, given the statistically significant and clinically meaningful reduction in RTI rates and the increased expression of innate anti-viral genes observed in RTB101 treatment groups. These Phase 2a results led to the selection of doses for our Phase 2b clinical trials where we confirmed the potential clinical benefits of RTB101 10 mg once daily for reducing the incidence of RTIs in the elderly at increased risk of RTI-associated morbidity and mortality.

Phase 3 Clinical Development Plan

During the first quarter of 2019, we conducted an end of Phase 2 meeting with the FDA. Alignment was reached with the FDA on key elements of the Phase 3 clinical trials that will support the submission of a New Drug Application, or NDA, for RTB101. Based on our communications with the FDA to date, we plan to conduct two randomized, double-blinded, placebo-controlled Phase 3 clinical trials during the winter cold and flu season to assess the safety and efficacy of 16 weeks of treatment with RTB101 10 mg once daily for the reduction, as compared to placebo, in the percentage of subjects with clinical symptoms consistent with an RTI. We expect to enroll elderly subjects, age 65 and older, excluding current smokers and COPD subjects, randomized 1:1 RTB101 to placebo. We expect the primary endpoint of the Phase 3 clinical trials to be a reduction, as compared to placebo, in the percentage of subjects with clinical symptoms consistent with a respiratory tract infection based on prespecified diagnostic criteria (defined as clinically symptomatic respiratory illness) with or without confirmation of a laboratory pathogen. We also expect a secondary endpoint to be the reduction in the percentage of subjects with clinically symptomatic respiratory illness associated with a laboratory-confirmed pathogen. Consistent with the Phase 2b endpoints, the Phase 3 endpoints include prespecified diagnostic criteria that encompass multiple types of RTIs.

Each of the planned Phase 3 clinical trials is expected to be powered at greater than or equal to 90% to demonstrate a 30% reduction in the percentage of subjects with clinically symptomatic respiratory illness. The first Phase 3 clinical trial is planned to begin in the southern hemisphere in the second quarter of 2019 and is expected to enroll approximately 1,000 subjects. The second Phase 3 clinical trial is planned to begin in the northern hemisphere in the fourth quarter of 2019 and is expected to enroll approximately 1,600 subjects. The number of subjects randomized to receive RTB101 10 mg once daily in the Phase 2b and planned Phase 3 program is expected to reach at least 1,500 which, based on our communications with the FDA, is the safety database that we believe will be sufficient to support an NDA filing, barring any safety signals observed in the Phase 3 trials. Depending on enrollment in the planned Phase 3 clinical trials, we expect topline data from the Phase 3 clinical trials in 2020.

In an analysis of our Phase 2b clinical trial results, a 46.6% reduction in the percentage of subjects with clinically symptomatic respiratory illness was observed in subjects age 65 and older who did not have COPD or smoke, the proposed Phase 3 patient population, when treated with RTB101 10mg once daily as compared to placebo (p=0.007).

The odds of experiencing clinically symptomatic respiratory illness in all cohorts compared to placebo are depicted in the figure below. The active incidence and placebo incidence refer to the number of subjects in the respective cohorts with clinically symptomatic respiratory illness, divided by the number of subjects in each cohort.

1No. of subjects in cohort with one or more clinically symptomatic respiratory illness/No. of subjects in cohort; 2Odds ratio represents the odds of experiencing one or more clinically symptomatic respiratory illness in the active treatment group versus the placebo group; 3One-sided p-value; **p<0.01; QD = once daily; BID = twice daily

Safety Data from Clinical and Preclinical Development at High Doses of RTB101 Alone and in Combination with Everolimus

Originally, RTB101 was developed for oncology indications. In preclinical studies, at doses higher than those we are currently developing, RTB101 was found to prevent cellular proliferation and tumor progression. Clinical trials in humans were conducted under two open INDs for RTB101 filed with the FDA Division of Oncology Products. More than 440 oncology patients have been treated with RTB101 alone in doses up to 1,600 mg per day, or in combination with other drugs including 200 mg of RTB101 in combination with 2.5 mg of everolimus per day. RTB101 has also been administered to more than 60 healthy volunteers in pharmacokinetic, or PK, studies at doses of up to 1,000 mg per day. To date, the majority of the reported AEs were mild or moderate and include gastrointestinal disturbances, fatigue, decreased appetite, rash and thrombocytopenia, which are consistent with those that have been reported for marketed mTOR inhibitors such as sirolimus and everolimus. No dose-limiting toxicities occurred at doses less than 800 mg per day, and the maximum tolerated dose for RTB101 as a monotherapy was established at 1,200 mg per day. For the prevention of clinically symptomatic respiratory illness, we are developing RTB101 at a daily dose of 10 mg, 120 times lower than the established maximum tolerated dose, and therefore expect the RTB101 to have an acceptable tolerability profile for decreasing the incidence of clinically symptomatic respiratory illness.

Standard preclinical safety and good laboratory practice, or GLP, toxicology studies, up to six months in rats and dogs, have been completed for RTB101, which we believe support the clinical development of the program.

Other Potential Indications for Our TORC1 Program

We may evaluate RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, or other drugs for the treatment of additional indications, such as Parkinson’s disease, urinary tract infections, heart failure with preserved ejection fraction, Huntington’s disease and amyotrophic lateral sclerosis. We plan to initiate a Phase 1b/2a clinical trial in the first quarter of 2019 for Parkinson’s disease. We expect to select indications based on strong scientific rationale, preclinical or clinical data, unmet medical need and other relevant considerations.

Parkinson’s disease

Parkinson’s disease, or PD, is a progressive neurodegenerative disease that affects approximately 7.5 million people worldwide. The incidence of PD increases rapidly in people 60 years of age and older, with a mean age at diagnosis of 70.5 years. Glucocerebrosidase, or GBA1, gene mutations are the most common of the currently known PD genetic mutations and up to 10 percent of people with PD in the United States carry it. Patients with PD develop shaking, rigidity, slowness of movement and difficulty walking. Similar to Huntington’s disease, PD may be attributed in part to neuronal damage caused by the accumulation within neurons of abnormal aggregates containing the protein α-synuclein. Preclinical studies in mouse models of PD have shown that mTOR inhibition can induce autophagy, reduce α-synuclein accumulation and decrease neuronal cell death. Therefore, induction of autophagy with RTB101 in combination with a rapalog may have therapeutic benefit for patients with PD.

Prevention of recurrent urinary tract infections

Urinary tract infections, or UTIs, are the most common bacterial infection in the elderly, especially in women. Recurrent UTIs are typically defined as 3 or more UTIs within 12 months, or two or more occurrences within six months. Nearly 10% of women age 65 and older and nearly 30% of women age 85 and over report having a UTI annually, and more than half of women older than 55 have been observed to have a UTI recurrence within one year in a primary care setting. Healthcare resource utilization costs due to UTIs are significant, with elderly women having the highest growth in incidence of hospitalizations for UTIs (23.1% per year for women age 80-89). In 2011, UTI-related hospitalizations in the U.S. resulted in a total of $2.8 billion in healthcare costs. UTIs are also the most common reason for antibiotic prescriptions in older adults. Currently, continuous daily low-dose antibiotic prophylactic regimens are used to prevent recurrence of symptomatic UTIs and contribute to the development of multidrug resistant bacteria.

Treatment of viral respiratory tract infections

In the Phase 2a clinical trial, an increase in the expression of innate antiviral gene pathways was observed in the RTB101 10 mg monotherapy and RTB101 10 mg + everolimus 0.1 mg combination arms. We may conduct a biomarker study to assess the speed at which antiviral genes are upregulated after elderly subjects are treated with RTB101. If we observe a rapid increase of antiviral gene expression, we believe RTB101 may have therapeutic benefit for the treatment of viral RTIs.

Heart failure with preserved ejection fraction

Heart failure is one of the most common causes of hospitalizations in people age 65 and older. Heart failure with preserved ejection fraction, or HFpEF, affects about 2.25 million people in the United States, and almost 4 million in Europe and Japan. HFpEF predominantly affects elderly subjects, particularly older women, in whom 90% of new heart failure cases are HFpEF. Patients with HFpEF experience the clinical symptoms of heart failure, despite having the percentage of total blood in the left ventricle of the heart that is pushed out with each heartbeat, known as ejection fractions, in the normal range. These symptoms are attributable in part to stiffened heart muscle that limits blood flow into the heart, known as diastolic dysfunction. Outcomes following hospitalization for decompensated HFpEF are poor. Approximately one third of patients are rehospitalized or die within 90 days of discharge. To date, there are no FDA approved therapies to reduce hospitalization or mortality for HFpEF.

According to scientific literature published by research groups at the Harvard Stem Cell Institute and the University of Washington, aging mice develop stiffened heart muscle and diastolic dysfunction similar to elderly humans with HFpEF. Preclinical studies have shown that a 10-week course of mTOR inhibitor therapy reverses diastolic dysfunction in aging mice. This beneficial effect is likely partly due to an increase in proteins involved in mitochondrial function and fatty acid oxidation. Fatty acids are the predominant substrate used in mitochondrial energy production in healthy adults, but are replaced by glucose as the preferred substrate in heart failure. The shift to glucose as a substrate results in less ATP production by mitochondria. Since ATP is the main cellular fuel, a decrease in ATP production may contribute to heart failure. mTOR inhibitors shift mitochondria back to using fatty acids as a substrate and as a result may increase ATP production in the heart and improve heart function. These findings suggest that RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, may have potential therapeutic benefit for the treatment of HFpEF in humans.

Huntington’s disease

Huntington’s disease, or HD, is a disease that affects neurons in the brain and causes movement, psychiatric and cognitive impairment. HD is caused by mutations in a gene encoding protein called huntingtin. Mutant huntingtin forms aggregate in neurons and cause the neurons to degenerate. The mutant huntingtin aggregates can be cleared from neurons by a process called autophagy in which cells remove and recycle intracellular debris including protein aggregates. Preclinical data from brain slices in a HD mouse model has shown that RTB101 in combination with a rapalog, such as everolimus or sirolimus, synergize to prevent neurodegeneration, likely by inducing autophagy and clearing mutant huntingtin aggregates. We believe these findings support the potential that RTB101 in combination with a rapalog, such as everolimus or sirolimus, could have therapeutic benefit for the treatment of HD.

Amyotrophic Lateral Sclerosis

Amyotrophic lateral sclerosis, or ALS, is a fatal, age-related neurodegenerative disorder characterized by progressive loss of both upper and lower motor neurons in the brain and spinal cord. ALS is the most common motor neuron disorder and is estimated to affect 12,000-30,000 people in the United States. The median age of onset of ALS is 64 years, and is characterized by diseased muscle atrophy, spasticity and quadriplegia, culminating in death within three to five years of disease onset due to respiratory failure. Genetic studies of ALS patients have identified mutations in autophagy pathway genes including p62/SQSTM1, OPTN, TBK1, VCP, and C9ORF72. Further, enhancing autophagy has shown benefit in multiple preclinical models of ALS, hence we believe that induction of autophagy with RTB101 in combination with a rapalog, such as everolimus or sirolimus, may have potential therapeutic benefit for patients with ALS.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, including RTB101, their methods of use, related technology, and other inventions that are important to our business. We licensed a patent portfolio of ten patent families from Novartis. See “—License Agreement with Novartis.” As of March 15, 2019, one family within this patent portfolio covering compositions of matter has 46 issuances in 34 jurisdictions; and has nine pending applications in seven jurisdictions. Our issued patents and pending applications with respect to RTB101 are expected to expire in 2031 or 2032, (depending on eligibility for patent term extension or supplementary protection). Additional pending applications are expected to expire between 2034 and 2037, exclusive of possible patent term adjustments or extensions.

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

License Agreement with Novartis

In March 2017, we entered into a license agreement with Novartis, pursuant to which we were granted an exclusive, field-restricted, worldwide license to certain intellectual property rights owned or controlled by Novartis, including patents, patent applications, proprietary information, know-how and other intellectual property, to develop, commercialize and sell one or more therapeutic products comprising RTB101 alone or RTB101 and everolimus in a fixed dose combination. Under the license agreement, we have been licensed a patent portfolio of ten patent families directed to composition of matter of RTB101 and its salts, formulations of everolimus and methods of using RTB101 and everolimus to enhance the immune response among others. These families include certain granted patents and pending patent applications in the United States and foreign jurisdictions, including Canada, the United Kingdom, Germany, France, Italy, Spain, Russia, Japan, Korea and China. Patents in these families will begin expiring in 2026, subject to possible patent term extensions. We believe that patent term extension and the potential grant of certain pending patent applications may provide exclusivity for RTB101 and RTB101 + everolimus combination until 2037 in the United States and the major European markets.

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

Manufacturing

RTB101 and rapalogs, such as everolimus or sirolimus, are small molecules that can be manufactured using commercially available technologies. We acquired data from Novartis related to the chemical synthesis and manufacturing of RTB101, which is currently being manufactured by a single contract manufacturing organization, and are outsourcing the manufacturing of rapalogs, such as everolimus or sirolimus.

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

Competition

We consider Navitor Pharmaceuticals, Inc., or Navitor, to be our most direct competitor in developing novel therapeutics targeting TORC1 for aging-related diseases. However, Navitor’s clinical TORC1 candidate is a TORC1 activator that is in Phase 1 clinical trials for treatment-resistant depression. We are aware of multiple other allosteric and catalytic mTOR inhibitors in development by other companies. We are not aware of any TORC1 inhibitors with TORC1 selectivity comparable to our product candidate, RTB101, being commercially developed.

We are also aware of other companies seeking to develop treatments to prevent or treat aging-related diseases through biological pathways unrelated to mTOR inhibition, including Calico Life Sciences LLC, or Calico, and UNITY Biotechnology, Inc., or Unity. Calico has not yet disclosed any pipeline candidates, and Unity’s most advanced candidate, based on publicly disclosed information, is in Phase 1 clinical trials for osteoarthritis. Hence, we believe that we currently have the most clinically advanced program based on the stage of development of our competitors’ programs.

We are aware of other companies that are potential competitors for prevention or treatment of respiratory tract infections. Companies pursuing broad-spectrum prophylactic and therapeutic treatments in respiratory tract infections include PrEP BioPharm, Inc. and Ena Therapeutics, Inc. (formerly Innavac). Based on publicly disclosed information, we believe that we have the most clinically advanced program, and the only program based on TORC1 selectivity. Narrow-spectrum prophylactic treatments are also being developed by potential competitors. Several of these treatments target the respiratory syncytial virus, or RSV, one of the top known causes of RTIs in older adults. However, as RTIs in the elderly are largely caused by many different viruses, we believe that our approach may be more broadly applicable in addressing RTIs.

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

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs primarily under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities. In addition, an applicant may need to recall a product.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor who wishes to rely upon it in support of its NDA must ensure that the study is conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. FDA must also be able to validate the data from the study through an on-site inspection if necessary.

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

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the applicant must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.5 million in fiscal year 2019 for applications requiring clinical data, and an annual prescription drug program fee exceeding $309,000 in fiscal year 2019. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the NDA holder and any third-party manufacturers that the NDA holder may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs generally may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

Hatch-Waxman Amendments

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, known as a reference listed drug, or RLD. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients to the site of drug action in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

Non-Patent Exclusivity

Under the Hatch-Waxman Amendments, the FDA may not approve (or in some cases accept) an ANDA or 505(b)(2) application until any applicable period of non-patent data exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, which states the proposed generic drug will not infringe one or more of the already approved product’s listed patents or that such patents are invalid or unenforceable, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity for non-NCE drugs if the NDA or a supplement to the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application or supplement. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication, but it generally would not protect the original, unmodified product from generic competition. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic or versions of the drug as of the date of approval of the original drug product; it only prevents FDA from approving such ANDAs.

Hatch-Waxman Patent Certification and the 30-Month Stay

In seeking approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval, each of the patents listed by the NDA sponsor is published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Upon submission of an ANDA or 505(b)(2) NDA, an applicant is required to certify to the FDA concerning any patents for the RLD required to be listed in the Orange Book that:

•	no patent information on the drug product that is the subject of the application has been submitted to the FDA;
•	such patent has expired;
•	the date on which such patent expires; or
•	such patent is invalid, unenforceable or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted.

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant is not seeking approval of a use covered by the patent or the ANDA or 505(b)(2) applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If an applicant indicates that it is not seeking approval of a method of use covered by a patent, that method of use will not delay approval of the ANDA or 505(b)(2). If the applicant otherwise does not challenge the listed patents, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired. If the ANDA or 505(b)(2) NDA applicant has provided a paragraph IV certification the applicant must send notice of the paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification within 45 days of receiving the notice, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) application could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation. If the drug has NCE exclusivity and the ANDA or 505(b)(2) application is submitted four years after approval, the 30-month stay is extended so that it expires 7 1⁄2 years after approval of the innovator drug, unless the patent expires or there is a decision in the infringement case that is favorable to the ANDA applicant before then.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, as amended, an NDA or supplement thereto for a drug with certain innovative features (e.g., new active ingredient, new indication, new dosage form) must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the European Union market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers; and

•	European Privacy Laws including the General Data Protection Regulation and the E-Privacy Directive (2002/58/EC), and the national laws implementing or supplementing each of them.

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

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, all affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

GDPR and EU Privacy Law Reform

In the EU, Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, replaced the EU Data Protection Directive on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliance of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including: more stringent requirements relating to data subject consent; what information must be shared with data subjects regarding how their personal information is used; the obligation to notify regulators and affected individuals of personal data breaches; extensive new internal privacy governance obligations; and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR maintains the EU Data Protection Directive’s restrictions on cross border data transfer. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Further, Brexit has created uncertainty with regard to the status of the United Kingdom as an ‘adequate country’ for the purposes of data transfers outside the European Economic Area. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated. These changes may require us to find alternative bases for the compliant transfer of personal data from the United Kingdom to the United States and we are monitoring developments in this area.

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
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors argued. The effects of this gap in reimbursement on third-party payors, the viability of the Affordable Care Act marketplace, providers, and our business, are not yet known. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. Lastly, on December 14, 2018, a U.S. District Court Judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. While such U.S. District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Employees

As of March 15, 2019, we had twenty-one full-time employees, including a total of eleven employees with M.D. or Ph.D. degrees, and no part-time employees. Of our workforce, fourteen employees are directly engaged in research and development activities, and seven employees provide administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good. We also use outside consultants and contractors for limited engagements.

Facilities

In January 2018, we entered into a multi-year agreement to lease office space in Boston, Massachusetts under an operating lease agreement. We believe that this office is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Legal Proceedings

In the ordinary course of our business we may, from time to time, be involved in lawsuits, claims, and other legal proceedings related to contracts, employment arrangements, operating activities, intellectual property or other matters. While the outcome of any such proceedings cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we were not party to any legal proceedings or claims that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 2016. Our principal offices are located at 500 Boylston Street, 12th floor, Boston, MA 02116, and our telephone number is (857) 315-5521. Our website address is www.restorbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock.

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

Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge at our website, www.restorbio.com after the reports and amendments are electronically filed with, or otherwise furnished to, the SEC.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are available through our website at www.restorbio.com.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In evaluating the Company and our business, you should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” as well as our other filings with the Securities and Exchange Commission, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment in our common stock. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements and Industry Data” in this Annual Report on Form 10-K.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in July 2016. We have devoted a majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. For the years ended December 31, 2018 and 2017, we reported a net loss of $37.6 million and $33.8 million, respectively. As of December 31, 2018, we had an accumulated deficit of $71.4 million for the two preceding fiscal years. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, and other product candidates.

We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials for our lead product candidate, RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus;
•	initiate and continue research, preclinical and clinical development efforts for any current or future product candidates;
•	seek to identify additional product candidates;
•	seek regulatory approvals for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidates that successfully complete clinical development, if any;
•

establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize various products for which we may obtain regulatory approval, if any;

•	require the manufacture of larger quantities of RTB101 alone or in fixed dose combination with a rapalog, such as everolimus or sirolimus, for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain additional personnel, such as clinical, quality control, scientific and commercial personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company;
•	add equipment and physical infrastructure to support our research and development; and
•	acquire or in-license other product candidates and technologies.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain regulatory approval for, and successfully commercialize, RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidates. Successful commercialization will require achievement of key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

For the years ended December 31, 2018 and 2017, we used $35.5 million and $11.0 million, respectively, in net cash for our operating activities, of which a majority related to research and development activities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek regulatory approval for, RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any product candidates that we develop or acquire, if any. In addition, if we obtain regulatory approval for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Some of these expenses may be incurred in advance of regulatory approval and could be substantial. Furthermore, we expect to incur significant additional costs associated with our continued operation as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We intend to use our existing cash, cash equivalents and marketable securities, to fund the development of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for RTIs and other indications, and of our TORC1 follow-on candidate and other pipeline candidates, and the remainder, if any, for working capital and general corporate purposes. We will be required to expend significant funds in order to advance the development of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, as well as other product candidates we may seek to develop or acquire. In addition, while we may seek one or more collaborators for future development of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, for one or more additional indications beyond immunosenescence or in geographies outside of the United States, Europe and key territories, we may not be able to enter into a collaboration for RTB101 or any other product candidates for such indications or in such geographies on suitable terms, on a timely basis or at all. In any event, our existing cash, cash equivalents, and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, including activities related to the development of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for RTIs and other indications, and the development of our TORC1 follow-on candidate and other pipeline candidates. Accordingly, we will be required to obtain substantial additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

We believe our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements at least into the second quarter of 2020. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short- and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, and any future product candidates;

•	our ability to enter into, and the terms and timing of, any collaborations, licensing or other arrangements on favorable terms, if at all;
•	the number of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of seeking regulatory approvals;

•

if approved, the costs of commercialization activities for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•

subject to receipt of regulatory approval, revenue, if any, received from commercial sales of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any future product candidates;

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

Changes in tax law, including the recently passed comprehensive tax reform bill, could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses generated after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). We continue to examine the impact this tax reform legislation may have on our business.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had federal and state net operating loss carryforwards of $47.3 million and $49.4 million, respectively, which begin to expire in various amounts in 2036 (other than federal net operating loss carryforwards generated after December 31, 2017, which are not subject to expiration). As of December 31, 2018, we also had federal research and development tax credit carryforwards of $0.9 million, which begin to expire in 2037. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. We have not completed a study to determine whether our IPO and other transactions that have occurred over the past three years may have triggered an ownership change limitation. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business depends virtually entirely upon the success of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus. If we are unable to obtain regulatory approval for or successfully commercialize RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, our business may be materially harmed.

We currently have no products approved for sale and are investing the majority of our efforts and financial resources in the development of our lead product candidate, RTB101, either alone or in combination with a rapalog, such as everolimus or sirolimus. Successful continued development and ultimate regulatory approval of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for the treatment of aging-related diseases, including our lead indication, reducing the incidence of respiratory tract infections, or RTIs, is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development program for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, to treat RTIs and possibly other aging-related diseases. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to initiate or complete the necessary clinical trials for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus;
•

we may not be able to obtain adequate evidence of clinical efficacy and safety for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or to obtain regulatory approval of RTB101 for reducing the incidence of clinically symptomatic respiratory illness or other indications;

•

even if RTB101 monotherapy succeeds in its clinical development and is approved for one or more targeted indications, there can be no assurance that RTB101 in combination with a rapalog, such as everolimus or sirolimus, would be developed successfully and approved, and vice versa;

•	we may not be able to maintain an acceptable safety profile for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, even if approved;
•

we do not know the degree to which RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus will have market uptake as a therapy by patients, the medical community or third-party payors, among others, if approved;

•

in our clinical programs, we may experience variability in the response of subjects to treatment, the need to adjust clinical trial procedures and the need for additional clinical trial sites, which could delay our clinical trial progress;

•

the results of our clinical trials may not meet the level of statistical significance required by the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory bodies for regulatory approval for reducing the incidence of clinically symptomatic respiratory illness or for other indications;

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
•

the FDA, EMA or foreign regulatory agencies may require efficacy endpoints for a future clinical trial for reducing the incidence of respiratory illness that differ from the endpoints of our current or future trials, which may require us to conduct additional clinical trials;

•

the mechanism of action of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, is complex and we cannot guarantee the degree to which it will translate into a medical benefit in any indications;

•

competitor products including generic products may be developed to reduce the incidence of clinically symptomatic respiratory illness that may have similar or better safety and efficacy or lower costs than RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus;

•	we may not be able to establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain regulatory approval;
•

we or our contract manufacturers may not be able to manufacture RTB101, rapalogs, such as everolimus or sirolimus, the fixed dose combination of RTB101 with a rapalog, such as everolimus or sirolimus or other future product candidates at the appropriate quality or sufficient quantities to support further clinical development and/or commercialization;

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

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive regulatory approval for, or successfully commercialize RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that we will successfully develop or commercialize RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for RTIs or any other indications. If we or any of our future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for RTIs or any other indications, we may not be able to generate sufficient revenue to continue our business.

We have no experience as a company in obtaining regulatory approval for a drug.

As a company, we have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical, nonclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

We depend on the successful initiation and completion of clinical trials for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus. The positive clinical results, if any, obtained in prior or ongoing clinical trials may not be predictive of future results or repeated in later-stage clinical trials.

Before obtaining regulatory approval for the sale of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate, we must conduct additional clinical trials to demonstrate safety and efficacy in humans. The regulatory requirements for demonstrating efficacy and safety for obtaining approval for RTB101 alone or in combination with a rapalog such as everolimus or sirolimus may differ. We have not completed the clinical trials necessary to support an application for approval to market RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus or any other potential product candidate. A failure of one or more clinical trials can occur at any stage of testing. We need to initiate and complete the requisite Phase 3 clinical trials prior to a submission for regulatory approval. We have conducted limited safety studies in humans to date and have only recently announced topline data from our Phase 2b clinical program to assess the safety, tolerability and efficacy of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, in elderly patients. While we observed activity signals of RTB101 in this clinical trial in certain cohorts, not all cohorts that we investigated responded to RTB101 treatment, alone or in combination with a rapalog, such as everolimus or sirolimus. Additional toxicity and metabolism studies may be required by the FDA or other regulatory agencies. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in late stage clinical development, even after seeing promising results in earlier clinical trials.

We may experience a number of unforeseen events during, or as a result of, clinical trials for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate that could adversely affect the costs, timing, or successful completion of our clinical trials, including:

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

•

clinical trials of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

the number of subjects or patients required for clinical trials of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;

•

our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•

we might have to suspend or terminate clinical trials of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

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

•	the cost of clinical trials of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate may be greater than we anticipate;
•

regulators, institutional review boards or other reviewing bodies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, or the supply or quality of RTB101, rapalogs, such as everolimus or sirolimus or the fixed dose combination of RTB101 and a rapalog, such as everolimus or sirolimus or any other potential product candidate or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

•

the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval; and

•	RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate may have undesirable side effects or other unexpected characteristics.

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

Negative or inconclusive results from our clinical trials of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, or any other clinical trial or preclinical studies in animals that we conduct, could mandate repeated or additional clinical trials. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate may be adversely impacted. For example, in a topline analysis of our Phase 2b clinical trial, we observed that treatment with RTB101 10 mg once daily resulted in a 30.6% decrease in the percentage of patients who developed one or more laboratory-confirmed RTIs as compared to placebo. No decrease was observed in the percentage of patients who developed one or more laboratory-confirmed RTIs in the RTB101 10 mg twice daily cohort or the combination therapy cohort, as compared to placebo. We conducted an end of Phase 2 meeting with the FDA in the first quarter of 2019.

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

We may be subject to additional risks because we are administering RTB101 in combination with other mTOR inhibitors, including rapalogs, such as everolimus or sirolimus.

We are evaluating RTB101 in combination with other mTOR inhibitors. The use of RTB101 in combination with other compounds may subject us to risks that we would not face if RTB101 were being administered as a monotherapy. For example, other mTOR inhibitors, including rapalogs such as everolimus or sirolimus, may have safety issues that are improperly attributed to RTB101 or the administration of RTB101 with such other therapies may result in safety issues that such other therapies or RTB101 would not have when used alone. In addition, other mTOR inhibitors with which we may administer RTB101, including a rapalog, such as everolimus or sirolimus, could be removed from the market and thus be unavailable for testing or commercial use concomitantly with RTB101. The outcome and cost of developing a product candidate to be used with other compounds is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience efficacy or safety issues in our clinical trials in which RTB101 is being administered with a rapalog, such as everolimus or sirolimus, we may not receive regulatory approval for RTB101, which could prevent us from ever generating revenue or achieving profitability.

Competitive products may reduce or eliminate the commercial opportunity for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies are more effective or safer than ours, our ability to develop and successfully commercialize RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus may be adversely affected.

The clinical and commercial landscape for aging-related diseases is highly competitive and subject to rapid and significant technological change. New data from competitors’ product candidates continue to emerge. It is possible that these data may alter the current standard of care, completely precluding us from further developing RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for RTIs or other aging-related diseases. Further, it is possible that we may initiate a clinical trial or trials for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate only to find that data from competing products make it impossible for us to complete enrollment in clinical trials, resulting in our inability to submit applications for regulatory approval with regulatory agencies. Even if RTB101 were approved, alone or in combination with a rapalog, such as everolimus or sirolimus, it may have limited sales due to competition in the specific indications approved.

Competitive therapeutic treatments for aging-related diseases, including RTIs, include those that are currently in development and any new treatments that enter the market. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We consider Navitor Pharmaceuticals, Inc. to be our most direct competitor in developing novel therapeutics targeting the TORC1 mechanism of action. Additionally, we are also aware of other companies, including Calico Life Sciences LLC and UNITY Biotechnology, Inc., which are seeking to develop treatments to prevent or treat aging-related diseases through biological pathways that may be unrelated to mTOR inhibition. Similarly, there are several other companies, such as PrEP BioPharm, Inc., Virion Biotherapeutics, and Ena Therapeutics, Inc, which are pursuing broad-spectrum prophylactic and therapeutic treatments in RTIs.

Many of our competitors have greater financial, technical, manufacturing, marketing, sales and supply resources, and human resources or experience than us and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, is approved for the indications we are currently pursuing, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

If we obtain approval for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other future product candidate, we may face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Existing and future competing products could present superior treatment alternatives, including being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors.

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

In addition, our competitors may obtain patent protection, regulatory exclusivities, or FDA approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. If the FDA approves the commercial sale of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory approval, but cannot compete effectively in the marketplace.

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

The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If clinical trials of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, fail to satisfactorily demonstrate safety and efficacy to the FDA or other regulators, or do not otherwise produce favorable results, we, or any future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. The time required to obtain approval by the FDA, EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate. We, and any future collaborators, must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus or other drugs is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the seasonal and geographical RTI rates and size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate that is greater than the actual positive effect, if any. For example, in a topline analysis of our Phase 2b clinical trial, we observed that certain cohorts responded better to study drug treatment than others, and that certain cohorts did not respond at all. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by RTB101, everolimus or any other product candidate, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any future collaborators. Moreover, if we, or any future collaborators, are required to conduct additional clinical trials or other testing of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate beyond the trials and testing that we or they contemplate, if we or they are unable to successfully complete clinical trials of our product candidates or other testing or the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or there are unacceptable safety concerns associated with our product candidates, we, or any future collaborators may:

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

Our failure to successfully initiate and complete clinical trials of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus or any other product candidate.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials of RTB101, alone and in combination with everolimus, to date, there were no observed study drug-related serious adverse events in the Phase 2a clinical trial. In the Phase 2b clinical trial, 4.5% of subjects in the RTB101 10 mg once daily cohort had a serious adverse event, none of which were related to the study drug, though 4.5% of subjects in that arm discontinued the study drug due to an adverse event. The majority of observed study-drug related adverse events were mild or moderate in severity, transient and resolved without stopping the study drug. However, there can be no guarantee that we would observe a similar tolerability profile of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, in future clinical trials. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

Moreover, clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse consequences could occur:

•	regulatory authorities may withdraw their approval of the product, seize the product, or seek an injunction against its manufacture or distribution;
•	we, or any future collaborators, may need to recall the product, or be required to change the way the product is administered or conduct additional clinical trials, or develop a surveillance program;
•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
•	regulatory authorities may require one or more post-market studies;
•	regulatory authorities may impose distribution and/or use requirements, such as under a Risk Evaluation and Mitigation Strategy, or REMS;
•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
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

Any of these events could harm our business and operations and could negatively impact our stock price.

If we fail to develop and commercialize RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for additional indications or fail to discover, develop and commercialize other product candidates, we may be unable to grow our business and our ability to achieve our strategic objectives would be impaired.

Although the development and commercialization of RTB101 for clinically symptomatic respiratory illness is our primary focus, as part of our longer-term growth strategy, we may evaluate RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, in other indications and develop other product candidates. We intend to evaluate internal opportunities from RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or other product candidates from our TORC1 program, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

If the FDA or comparable foreign regulatory authorities approve generic versions of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate of ours that receives regulatory approval, or such authorities do not grant our products appropriate periods of non-patent exclusivity before approving generic versions of such products, the sales of such products could be adversely affected.

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

The FDA may not approve (or in some cases, accept) an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the listed drug is invalid, unenforceable or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the listed drug. It is unclear whether the FDA will treat the active ingredients in our product candidates as NCEs and, therefore, afford them five years of NCE data exclusivity if they are approved. If any product we develop does not receive five years of NCE exclusivity, it may nevertheless receive three years of exclusivity if it meets applicable requirements. If so, the FDA may not approve generic versions of such product until three years after its date of approval. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the NDA. If approved, manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

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

Ingredients, excipients and other materials necessary to manufacture RTB101 or rapalogs, such as everolimus or sirolimus may not be available on commercially reasonable terms, or at all, which may adversely affect the development and commercialization of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus.

We and our third-party manufacturers must obtain from other third-party suppliers the active pharmaceutical ingredients, excipients and primary and secondary packaging materials necessary for our contract manufacturers to produce RTB101 or rapalogs, such as everolimus or sirolimus for our clinical trials and, to the extent approved or commercialized, for commercial distribution. There is no guarantee that we would be able to enter into all the necessary agreements with third-party suppliers that we require for the supply of such materials on commercially reasonable terms or at all. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients or materials in a timely manner or in the quantities required. If we or our third-party manufacturers are unable to obtain the quantities of these ingredients, excipients or materials that are necessary for the manufacture of commercial supplies of RTB101 or rapalogs, such as everolimus or sirolimus, our ability to generate revenue from the sale of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus would be materially and adversely affected. Further, if we or our third-party manufacturers are unable to obtain active pharmaceutical ingredients, excipients and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our product candidates, if approved, potential regulatory approval or commercialization would be delayed, which would materially and adversely affect our ability to generate revenue from the sale of our product candidates. As a result of these and other factors, the cost of manufacturing drug material may not support continued development or commercialization or may materially reduce revenue.

Even if RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate of ours receives regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate of ours is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. The market for therapies targeting aging-related diseases with an immunotherapy is novel, and physicians may be reluctant to adopt novel therapies. In addition, patients and their physicians may not desire to add RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, even if approved, to their existing prophylactic treatment regime. For example, physicians are often reluctant to switch their patients from existing prophylactics for RTIs even when new and potentially more effective or convenient alternatives enter the market. Further, patients often acclimate to the treatment regime that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch due to lack of coverage and reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, including management time and financial resources, and may not be successful. If RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Any failure by RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate of ours that obtains regulatory approval to achieve market acceptance or commercial success would adversely affect our business prospects.

Even if we, or any future collaborators, are able to commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, any of which could harm our business.

Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators to commercialize any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors including government health administration authorities and private health coverage insurers. Third-party payors decide which medications they will cover and establish reimbursement levels. We cannot be certain that coverage will be available and that reimbursement will be adequate for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any of our other product candidates. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products.

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

We currently have limited marketing, sales or distribution infrastructure. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

We currently have limited marketing, sales or distribution infrastructure. If RTB101 is approved for RTIs, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize the approved product in key territories, which will require substantial additional resources. Some or all of these costs may be incurred in advance of any approval of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, and other future product candidates.

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

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems to serve as an alternative to our own sales force and distribution systems. Our product revenue may be lower than if we directly marketed or sold our products, if approved. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are not successful in commercializing any approved products, our future product revenue will suffer, and we may incur significant additional losses.

If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

If we, or any future collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate, potential clinical development, regulatory approval or commercialization of our product candidates could be delayed or prevented.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for their product candidates. Even if we complete clinical development of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus for RTIs or any other indication, there can be no assurance that the FDA, EMA, or other regulatory authorities will approve RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus for marketing.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process for product candidates is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus or any other product candidate. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain regulatory approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or regulatory approval from applicable regulatory authorities outside the United States. RTB101 is in clinical development and is subject to the risks of failure inherent in drug development. We have not submitted an application for or received regulatory approval for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including obtaining FDA approval of an NDA.

The process of obtaining regulatory approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining regulatory approval or prevent or limit commercial use. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Our failure to obtain regulatory approval in foreign jurisdictions would prevent our product candidates from being marketed abroad, and any approval we are granted for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any of our other product candidates in the United States would not assure approval of product candidates in foreign jurisdictions.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding clinical trial design, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming and could delay or prevent introduction of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any of our other product candidates in those countries. We do not have experience in obtaining regulatory approval in international markets. If we or our partners fail to comply with regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

The exit of the United Kingdom, or the UK, from the European Union, or the EU, may materially affect the regulatory regime that governs our handling of EU personal data and expose us to legal and business risks under European data privacy and protection law.

The UK’s anticipated exit, or Brexit, from the EU on March 29, 2019 could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. It is possible that over time the UK Data Protection Act could become less aligned with the EU General Data Protection Regulation, or GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data. This risk would apply more immediately in the event of a “no-deal” Brexit (including no transition period).

In the event of a no-deal Brexit, it is highly unlikely that the European Commission, or EC, would grant an adequacy finding to the UK (a finding that the UK privacy legal framework provides an adequate level of privacy protection to EU individuals). Absent an adequacy finding, transfers of personal data from the EU to the UK would be illegal without adequate safeguards provided for under EC-approved mechanisms, such as current standard contractual clauses or, if approved in the future, an EU – UK privacy shield similar to the current framework in place between the EU and the U.S. The extensive authority of U.K. intelligence and law enforcement agencies, including to conduct surveillance on personal data flows, could reduce the likelihood that the EC would give the UK an adequacy finding, and reduce the likelihood that the EC would approve an EU – UK privacy shield. Accordingly, we would be exposed to legal risk for any of our EU-UK personal data transfers, including those that involve sensitive data such as patient and genetic data.

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

We are also required to comply with extensive governmental regulatory requirements after a product has received marketing authorization. Governing regulatory authorities may require post-marketing studies that may negatively impact the commercial viability of a product. Once on the market, a product may become associated with previously undetected adverse effects and/or may experience manufacturing or other commercial difficulties. As a result of any of these or other problems, a product’s regulatory approval could be withdrawn, suspended or modified which could harm our business and operating results.

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

Any of our product candidates for which we, or any future collaborators, obtain regulatory approval, as well as the manufacturing processes, post-approval studies, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA, EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to user fees and periodic inspection by the FDA, EMA and other regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents, and on September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. Our future arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, in addition to legal obligations related to privacy, data protection and information security, that may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain regulatory approval. These include the following:

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

•

European Privacy Laws—The data privacy regime in the EU imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU and includes the GDPR, and any national laws implementing or supplementing the GDPR. If we do not comply with our obligations under the EU privacy regime, we could be exposed to significant fines and we may be the subject of litigation and/or adverse publicity, which could have material adverse effect on our reputation and business.

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

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.

The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EU. Further, GDPR provides a broad right for EU Member States to create supplemental national laws, such as laws relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20,000,000, whichever is greater, and in addition to such fines, we may be the subject of litigation and/or adverse publicity, which could have material adverse effect on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the new data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, may make it harder for us to obtain valid consent for processing, will require the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification requirements throughout the EU, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.

We are subject to the supervision of local data protection authorities in those jurisdictions where we monitor the behavior of individuals in the EU (i.e., undertaking clinical trials).

We are also subject to evolving European privacy laws on electronic marketing and cookies. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. The draft ePrivacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases potential fines to the same levels as GDPR (i.e., the greater of 20,000,000 Euros or 4% of total global annual revenue). While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during the middle or second half of 2020.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act. Among the provisions of the Affordable Care Act of potential importance to our business and our product candidates are the following:

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

Members of the United States Congress and the Trump Administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the Affordable Care Act. At the executive branch level, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors. The effects of this gap in reimbursement on third-party payors, the viability of the Affordable Care Act marketplace, providers, and our business, are not yet known. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces.

While Congress has not passed repeal legislation to date, the 2017 Tax Reform Act includes a provision repealing the individual insurance coverage mandate included in the Affordable Care Act, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. While such U.S. District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. There have been several U.S. Congressional inquiries and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. The Trump administration recently released a plan, or Blueprint, to reduce the cost of drugs. The Trump administrations’ Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. Further, on January 31, 2019, the Department of Health and Human Services’ Office of Inspector General proposed modifications to U.S. federal Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plan sponsors, Medicaid managed care organizations, and those entities’ pharmacy benefit managers (“PBMs”), the purpose of which is to further reduce the cost of drug products to consumers.

Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

In addition, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing.

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

•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid or unenforceable under United States or foreign laws;
•	if issued, the patents under which we hold rights may not be valid or enforceable;
•	we may not successfully commercialize RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, if approved, before our relevant patents expire;
•	we may not be the first to make the inventions covered by each of our patents and pending patent applications; or
•	we may not develop additional proprietary technologies or product candidates that are separately patentable.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such a circumstance, competitors may be able to enter the market earlier than otherwise would be the case. Under the terms of some of our current and future licenses, we may not have the ability to maintain patents or prosecute patent applications in the portfolio and may therefore have to rely on third parties to comply with these requirements.

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

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which may result in a loss of the challenged patent right to us.

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

We currently engage one third-party manufacturer to provide the active pharmaceutical ingredient, or API, and two other third-party manufacturers to provide services for the final drug product formulation of RTB101 that is being used in our clinical trials. Although we believe that there are several potential alternative manufacturers who could manufacture RTB101 and rapalogs, such as everolimus or sirolimus, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, and the costs of manufacturing could be prohibitive.

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

In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidates that we may develop, our third party manufacturer will be required to increase its production and optimize its manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third party manufacturer is not able to optimize its manufacturing process to increase the product yield for our product candidates, or if it is unable to produce increased amounts of our product candidates while maintaining the quality of the product, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operation.

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

We will require additional funds to complete the development and potential commercialization of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus and other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

As of March 15, 2019, we had twenty-one full-time employees and no part-time employees. Our focus on the development of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, meet our obligations as a public company, run our operations and/or accomplish all of the objectives that we otherwise would seek to accomplish.

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

Our success depends, and will likely continue to depend, upon our ability to hire, retain the services of our current executive officers, principal consultants and others, including Chen Schor, our president and chief executive officer, Joan Mannick, our chief medical officer, and Meredith Manning, our chief commercial officer. We have entered into employment agreements with Mr. Schor, Dr. Mannick, and Ms. Manning, but they may terminate their employment with us at any time. Although we do not have any reason to believe that we will lose the services of Mr. Schor, Dr. Mannick, and Ms. Manning in the foreseeable future, the loss of their services might impede the achievement of our research, development and commercialization objectives.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. We currently have a limited number of employees performing our accounting functions, including monitoring and maintaining effective internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

A portion of our operations, including our clinical research and development efforts, have been undertaken outside of the United States, and we expect to continue to conduct a portion of our business in foreign countries. For example, we conducted our Phase 2b clinical trial across two hemispheres. In addition, we may utilize third party contract organizations, some of which may be located in foreign jurisdictions, for the conduct of our clinical trials, the manufacturing of our product candidates and the commercialization of our product candidates, if approved. Such operations subject us to additional risks related to international business operations, including:

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

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained. If an active trading market is not sustained, our ability to raise capital in the future may be impaired.

Our shares began trading on The Nasdaq Global Select Market on January 26, 2018. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect your ability to sell shares you purchased. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and impair our ability to acquire other companies or technologies by using our shares as consideration.

The trading price of our common stock highly volatile, which could result in substantial losses for purchasers of our common stock. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.

Our stock price is highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price and you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	the timing and results of clinical trials of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, and any other product candidates;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover us;

•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” We could remain an “emerging growth company” for up to five years following our IPO, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. So long as we remain an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We are also a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.

We have and will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we have and will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We have and will incur costs associated with relatively recently adopted corporate governance requirements, including requirements of the Securities and Exchange Commission, or SEC, and The Nasdaq Global Select Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with this Annual Report on Form 10-K with the Securities and Exchange Commission, or the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

We have broad discretion over the use of our cash, cash equivalents, and marketable securities and may not use them effectively.

Our management has broad discretion to use our cash, cash equivalents, and marketable securities to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending our use to fund operations, we may invest our cash, cash equivalents, and marketable securities in a manner that does not produce income or that loses value.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of stockholders and could cause our stock price to fall.

The Company will need additional capital in the future to continue our planned operations in addition to the proceeds we received from our initial public offering in January 2018. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing stockholders, and new investors could gain rights superior to our existing stockholders.

On February 1, 2019, we filed a registration statement on Form S-3 (File No. 333-229499) with the SEC, which was declared effective on February 12, 2019 (the “Shelf Registration Statement”), in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. The Shelf Registration Statement also registered for resale from time to time up to 12,445,646 shares of common stock held by the selling stockholders named therein. We also simultaneously entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co., (the “Sales Agents”), to provide for the offering, issuance and sale of up to an aggregate amount of $50.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. The Company will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, convertible securities or other equity securities by us or our stockholders under the Shelf Registration Statement may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

Our principal stockholders and management own a significant percentage of our stock and, if they choose to act together, will be able to control or exercise significant influence over matters subject to stockholder approval.

As of March 15, 2019, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 80.9 percent of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Our amended and restated bylaws provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated bylaws specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the restated certificate of incorporation or amended and restated bylaws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated bylaws described above.

We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ bylaws or certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located at 500 Boylston Street, 12th Floor, Boston, Massachusetts, where we occupy approximately 4,544 square feet of office space. This lease expires on February 28, 2021. We believe that this office is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this report, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

As of March 15, 2019, we had approximately 7 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

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

Equity Compensation Plan

The information required by Item 5 of Form 10‑K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10‑K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds from the Initial Public Offering

In January 2018, we completed our IPO pursuant to a registration statement on Form S-1 (File No. 333-222273), which was filed on December 29, 2017 and amended subsequently and declared effective on January 25, 2018. In the IPO, we issued and sold 6,516,667 shares of common stock (inclusive of 850,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $15.00 per share, for aggregate gross proceeds of $97.8 million. The managing underwriters for the IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Leerink Partners LLC and Evercore ISI.

The aggregate proceeds received by the Company from the IPO were $89.4 million, net of underwriting discounts and commissions and estimated offering expenses payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. As of December 31, 2018, we estimate that we have used approximately $36.2 million of cash and cash equivalents since our initial public offering to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of the Company’s final prospectus related to the IPO. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus.

Item 6. Selected Financial Data.

Information requested by this Item 6. Selected Financial Data is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item 6.

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

Overview

We are a clinical-stage biopharmaceutical company developing innovative medicines that target the biology of aging to prevent or treat age-related diseases with the potential to extend healthy lifespan. Our lead program selectively inhibits the target of rapamycin complex 1, or TORC1, an evolutionarily conserved pathway that contributes to the decline in function of multiple organ systems. Our lead product candidate, RTB101, is an oral, selective, and potent inhibitor of TORC1. RTB101 inhibits the phosphorylation of multiple targets downstream of TORC1. Inhibition of TORC1 has been observed to extend lifespan and healthspan in aging preclinical species and to enhance immune, neurologic and cardiac functions, suggesting potential benefits in several aging-related diseases. We licensed the worldwide rights to our TORC1 program, including RTB101 alone or in combination with everolimus, from Novartis International Pharmaceutical Ltd., or Novartis, in March 2017. In 2018, we reported results from our exploratory dose-ranging randomized, placebo-controlled Phase 2b clinical trial in 652 elderly patients at increased risk of RTI-associated morbidity and mortality defined as aged 85 and over, or 65-84 with one or more comorbidities including: asthma, COPD, T2DM, or current smoker. In this trial, RTB101 demonstrated a statistically significant and clinically meaningful reduction in the percentage of patients with one or more laboratory-confirmed RTIs during the 16-week treatment period compared to placebo, the primary endpoint of the study, with the 10 mg once daily dose. Greater TORC1 inhibition with RTB101 10 mg in combination with everolimus 0.1 mg did not meet the primary endpoint, suggesting that that less TORC1 inhibition with RTB101 10 mg once daily may have greater benefit in high-risk elderly patients. In addition, RTB101 demonstrated a statistically significant reduction in the incidence of laboratory-confirmed RTIs in the prespecified analysis of asthma patients 65 years and older treated with RTB101 10mg once daily as well as in laboratory-confirmed RTIs in the prespecified analysis of patients 85 years and older treated with RTB101 10mg once daily.

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

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $37.6 million and $33.8 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $71.4 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•

invest significantly to further develop and seek regulatory approval for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, including to advance our product candidate into a Phase 3 program;

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

We believe that our available funds will be sufficient to fund our operations at least into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate or enter into collaborative agreements with third parties, which we expect will take a number of years and the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities and we do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Novartis License Agreement

On March 23, 2017, we entered into a license agreement with Novartis, pursuant to which we were granted an exclusive, field-restricted, worldwide license to certain intellectual property rights owned or controlled by Novartis, including patents, patent applications, proprietary information, know-how and other intellectual property, to develop, commercialize and sell one or more therapeutic products comprising RTB101 or RTB101 and everolimus in a fixed dose combination. Under the license agreement, we have been licensed a patent portfolio of ten patent families directed to composition of matter of RTB101 and its salts, formulations of everolimus and methods of using RTB101 and everolimus to enhance the immune response among others. The exclusive field for RTB101 under the license agreement is for the treatment, prevention and diagnosis of diseases and other conditions in all indications in humans and animals.

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

Milestone payments to Novartis will be recorded as research and development expenses in our consolidated statements of operations and comprehensive loss once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, we initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, we paid the related $0.3 million payment in May 2017. As of December 31, 2018, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached. The remaining clinical milestones are the initiation of the Phase 3 clinical trials for the first indication and the initiation of each of the Phase 2 and Phase 3 clinical trials for the second indication. We also enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

Financial Operations Overview

Revenue

We have not generated any revenue from the sale of our products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and commercialize RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	personnel costs, which include salaries, benefits and stock-based compensation expenses;
•	expenses incurred under agreements with consultants, third-party contract organizations and investigative clinical trial sites that conduct research and development activities on our behalf;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•	laboratory and vendor expenses related to the execution of preclinical studies and clinical trials; and
•	lab supplies and equipment used for internal research and development activities.

We have not provided program costs since inception because historically we have not tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward developing our TORC1 program and for identifying and developing product candidates. We manage certain activities such as contract research and manufacturing of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, and our discovery programs through our third-party vendors, and do not track the costs of these activities on a program-by-program basis.

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

Other Income (Expense), Net

Other income (expense), net, consists of interest earned on cash, cash equivalents and marketable securities and non-cash changes in the fair value of the Tranche Rights liability associated with the redeemable convertible preferred stock.

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

Accrued Research and Development Costs

We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided, and include these costs in accrued liabilities in our consolidated balance sheets and within research and development expenses in our consolidated statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We estimate the amount of work completed by third-party service providers through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. The majority of our service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make significant judgments and estimates in determining the accrued balance in each reporting period based on the facts and circumstances known at that time. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

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

Determination of Fair Value of Common and Preferred Shares and Tranche Rights Liabilities

Prior to the completion of our IPO, we were required to estimate the fair value of our common stock underlying our stock-based awards when performing the fair value calculations using the Black-Scholes option pricing model. The estimated fair value of our common and preferred shares were determined by the board of directors as of the grant date, with input from management, considering our most recently available third-party valuations of common and preferred shares and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. Our common and preferred share valuations were prepared using either an option-pricing method, or OPM, or a probability-weighted expected return method, or PWERM, which uses a combination of market approaches and an income approach to estimate our enterprise value. The OPM treats common securities and preferred securities as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common and preferred shares have value only if the funds available for distribution to stockholders are expected to exceed the value of the preferred security liquidation preference at the time of the liquidity event, such as a strategic sale or a merger. The PWERM is a scenario-based methodology that estimates the fair value of common and preferred shares based upon an analysis of future values for the enterprise, assuming various outcomes. The common and preferred share values are based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of common and preferred securities. The future value of the common and preferred shares under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common and preferred shares. The estimated fair value of the Tranche Rights was determined using the difference between the total purchase price of our preferred stock and the total fair value of the preferred stock using a risk-adjusted forward contract model.

Stock-Based Compensation Expense

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Stock Compensation, or ASC 718. ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option pricing model. We use the value of our common stock to determine the fair value of restricted shares.

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

The following table presents the assumptions used to estimate the fair value of options granted:

Year Ended December 31,
	2018	2017
Employees:
Fair value of common stock	$8.57 - $15.45	$0.79 - $9.33
Expected term (in years)	5.8 - 6.2	5.9 - 6.2
Expected volatility	75.9% - 90.6%	74.4% - 74.5%
Risk-free interest rate	2.4% - 3.1%	1.9% - 2.2%
Expected dividend yield	0.0%	0.0%
Non-employees:
Fair value of common stock	$8.62 - $15.45	$0.79 - $10.28
Expected term (in years)	10.0 - 8.50	10.0 - 9.4
Expected volatility	78.0% - 91.2%	74.6% - 77.0%
Risk-free interest rate	2.7% - 3.1%	2.3% - 2.4%
Expected dividend yield	0.0%	0.0%

There were no stock options granted during the period from July 5, 2016 (inception) to December 31, 2016.

For the years ended December 31, 2018 and 2017 and the period from July 5, 2016 (inception) through December 31, 2016, stock-based compensation expense was $2.8 million, $0.5 million and $0, respectively. As of December 31, 2018, we had $7.8 million of total unrecognized stock-based compensation expense, which we expect to recognize over a weighted-average period of 3.17 years.

The following table presents the grant dates of common shares, stock options, and awards that we granted from July 5, 2016 (inception) through January 25, 2018 along with the corresponding purchase or exercise price for each grant and our estimate of the fair value per share of our common stock on each grant date, which we utilized to calculate stock-based compensation expense:

Grant Date	Type of Award	Number of Shares	Purchase or Exercise Price per Share	Estimate of Common Stock Fair Value per Share on Grant Date
7/11/2016	Restricted common shares	3,772,726	$0.0001	$0.0001
3/1/2017	Common shares	1,886,363	$0.0001	$0.0001
6/12/2017	Options	101,948	$0.79	$0.79
9/14/2017	Options	9,372	$1.00	$1.00
12/5/2017	Options	84,349	$9.33	$9.33
1/12/2018	Options	111,320	$13.17	$13.17

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017
	(In thousands)
Operating expenses:
Research and development	$31,065	$16,839
General and administrative	8,640	2,043
Total operating expenses	39,705	18,882
Loss from operations	(39,705)	(18,882)
Other income (expense), net	2,117	(14,896)
Loss before income taxes	(37,588)	(33,778)
Income tax expense	(26)	—
Net loss	$(37,614)	$(33,778)

Research and Development

Research and development expenses increased to $31.1 million for the year ended December 31, 2018, and were primarily attributable to $18.0 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, including the Phase 2b clinical trial, $7.4 million of costs related to preclinical studies and the production of preclinical and clinical materials, $1.2 million of costs related to external consulting incurred to supplement our research and development personnel, and $4.5 million of personnel costs, including stock-based compensation. Research and development expenses were $16.8 million for the year ended December 31, 2017, and were primarily attributable to $3.9 million of costs associated with our license agreement with Novartis, including the license of the intellectual property in exchange for Series A preferred stock, $10.0 million of costs related to clinical trials, including the Phase 2b clinical trial, $1.3 million of costs related to contract research and supplies, $0.6 million of costs related to external consulting incurred to supplement our research and development personnel, and $1.0 million of personnel costs, including stock-based compensation.

General and Administrative

General and administrative expenses increased to $8.6 million for the year ended December 31, 2018, and were primarily attributable to $5.2 million of personnel, including stock-based compensation, and $3.4 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $2.0 million for the year ended December 31, 2017, and were primarily attributable to $1.0 million of personnel, including stock-based compensation, and $1.0 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, and external consulting costs incurred to supplement our personnel.

Other Income (Expense), Net

Other income, net was $2.1 million for the year ended December 31, 2018, and primarily consisted of interest income. Other expense, net was $14.9 million for the year ended December 31, 2017, and entirely consisted of the change in fair value of our Tranche Rights related to our redeemable convertible preferred stock.

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

Research and Development

Research and development expenses increased to $16.8 million for the year ended December 31, 2017, and were primarily attributable to $3.9 million of costs associated with our license agreement with Novartis, including the license of the intellectual property in exchange for Series A preferred stock, $1.3 million of costs related to contract research and supplies, $10.0 million of costs related to clinical trials, including the Phase 2b clinical trial, $0.6 million of costs related to external consulting incurred to supplement our research and development personnel, and $1.0 million of personnel costs, including stock-based compensation. We did not have any research and development expenses for the period from July 5, 2016 (inception) through December 31, 2016, as our primary operations did not commence until March 23, 2017, when we acquired our license to develop, make, use, and sell products incorporating RTB101 alone or in combination with everolimus.

General and Administrative

General and administrative expenses increased to $2.0 million for the year ended December 31, 2017, and were primarily attributable to $1.0 million of personnel, including stock-based compensation, and $1.0 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $1,000 for the period from July 5, 2016 (inception) through December 31, 2016 and consisted entirely of registration and filing fees related to our incorporation.

Other Expense, Net

Other expense, net was $14.9 million for the year ended December 31, 2017, and entirely consisted of the change in fair value of our tranche rights related to our redeemable convertible preferred stock. Other expense, net was $0 for the period from July 5, 2016 (inception) through December 31, 2016.

Liquidity, Capital Resources and Plan of Operations

In January 2018, we closed our IPO and received aggregate net proceeds of approximately $89.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from our IPO and the sale of shares of our redeemable convertible preferred stock. As of December 31, 2018, we had $108.0 million in cash, cash equivalents and marketable securities and an accumulated deficit of $71.4 million.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidate through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. Furthermore, with the closing of our IPO, we have begun to incur additional costs associated with operating as a public company. Accordingly, we will continue to seek funds through equity or debt financings, collaborative or other arrangements, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash used in operating activities	$(35,534)	$(10,985)	$—
Net cash used in investing activities	(100,716)	(44)	—
Net cash provided by financing activities	89,943	64,378	—
Net (decrease) increase in cash and cash equivalents	$(46,307)	$53,349	$—

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2018 was $35.5 million, consisting of a net loss of $37.6 million adjusted for noncash items including stock-based compensation expense of $2.8 million and accretion on marketable securities of $0.7 million. The change in our net operating assets and liabilities for the year ended December 31, 2018 were due primarily to an increase in accounts payable and accrued liabilities of $0.6 million primarily due to increased clinical activities, which were partially offset by an increase in prepaid expenses and other current assets of $0.6 million due to prepayments for our research and development activities. Cash used in operating activities for the year ended December 31, 2017 was $11.0 million, consisting of a net loss of $33.8 million adjusted for noncash items including the loss resulting from the change in fair value of the tranche rights of $14.9 million, stock-based compensation expense of $0.5 million and expense related to the acquisition of intellectual property of $3.2 million. The change in our net operating assets and liabilities were due primarily to an increase in accounts payable of $1.4 million as a result of payment timing and an increase in accrued liabilities of $3.7 million primarily due to increased clinical activities, which were partially offset by an increase in prepaid expenses and other current assets of $0.9 million due to prepayments for our research and development activities. No cash was used in operating activities for the period from July 5, 2016 (inception) through December 31, 2016.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2018 was $100.7 million and consisted of $107.9 million for the purchases of marketable securities and $0.3 million for the purchases of property and equipment, partially offset by $7.5 million from the maturities of marketable securities. Cash used in investing activities for the year ended December 31, 2017 was $44,000 and consisted of the purchases of property and equipment. No cash was used in investing activities for the period from July 5, 2016 (inception) through December 31, 2016.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was $89.9 million from the proceeds from the IPO, net of issuance costs paid in 2018. Cash provided by financing activities for the year ended December 31, 2017 was $64.4 million primarily from the issuance of redeemable convertible preferred stock partially offset by costs incurred in connection with the IPO. No cash was provided by financing activities for the period from July 5, 2016 (inception) through December 31, 2016.

Contractual Obligations and Other Commitments

In January 2018, we entered into a multi-year agreement to lease office space in Boston, Massachusetts under an operating lease agreement. Payments under the contract commenced in March 2018. The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2018 (in thousands).

Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
$506	$231	$275	$—	$—

In March 2017, we entered into a license Agreement with Novartis. See “—Overview—Novartis License Agreement.” Amounts owed under this license agreement are not included in the table above as they were considered a contingent payment as of December 31, 2018.

We enter into contracts in the normal course of business with CROs and CMOs to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Net Operating Loss Carryforwards

As of December 31, 2018, we had federal and state net operating loss carryforwards of $47.3 million and $49.4 million, respectively, which begin to expire in various amounts in 2036. As of December 31, 2018, we also had federal research and development tax credit carryforwards of $0.9 million, which begin to expire in 2037. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating loss carryforwards generated after December 31, 2017 are not subject to expiration. In addition, in general, under

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our IPO, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. We have not completed a study to determine whether our IPO, our most recent private placement of our Series B preferred stock and other transactions that have occurred over the past three years may have triggered an ownership change limitation. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have not performed an ownership change analysis.

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

JOBS Act Accounting Election

In addition to being a smaller reporting company, we are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2023; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recently Issued and Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASC 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We are currently evaluating the potential effects of adopting the provisions of ASU 2017-09. We adopted the provisions of ASU 2017-09 on January 1, 2018. No modifications of share-based payment awards have occurred as of December 31, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in the balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the potential effects of adopting the provisions of ASU 2016-02 to our consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which intends to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of Revenue from Contracts with Customers (“ASC 606”). We are currently evaluating the impact that the adoption of ASU 2018-07 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $108.0 million, primarily comprised of money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows. As of December 31, 2018, substantially all of our total liabilities were denominated in the United States dollar.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2018.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-24 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Vice President, Finance), to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2018, the Company’s Chief Executive Officer and Vice President, Finance concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors, executive officers and corporate governance will be included in our 2019 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2019 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2019 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2019 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2019 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017 and the period from July 5, 2016 (inception) to December 31, 2016	F-4

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from July 5, 2016 (inception) through December 31, 2016 and the years ended
December 31, 2017 and 2018

F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017 and the period from July 5, 2016 (inception) to December 31, 2016	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

resTORbio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of resTORbio, Inc. and its subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years ended December 31, 2018 and 2017 and the period July 5, 2016 (inception) through December 31, 2016 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017 and the period July 5, 2016 (inception) through December 31, 2016 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Cambridge, Massachusetts

March 18, 2019

resTORbio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$7,042	$53,349
Marketable securities	100,986	—
Prepaid expenses	1,491	792
Deferred offering costs	—	929
Other current assets	15	84
Total current assets	109,534	55,154
Restricted cash	84	—
Property and equipment, net	321	39
Total assets	$109,939	$55,193
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable (including related party amounts of $0 and $32 as of December 31, 2018 and 2017, respectively)	$2,989	$1,515
Accrued liabilities	2,727	3,987
Total current liabilities	5,716	5,502
Other liabilities	19	—
Total liabilities	5,735	5,502
Commitments and contingencies (see Note 12)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, Series A, $0.0001 par value, no and 15,527,951 shares authorized as of December 31, 2018 and 2017, respectively; no and 15,527,951 shares issued and outstanding as of December 31, 2018 and 2017, respectively; aggregate liquidation preference of $0 and $30,000 as of December 31, 2018 and 2017, respectively	—	41,674
Redeemable convertible preferred stock, Series B, $0.0001 par value, no and 4,792,716 shares authorized as of December 31, 2018 and 2017, respectively; no and 4,792,716 shares issued and outstanding as of December 31, 2018 and 2017, respectively; aggregate liquidation preference of $0 and $40,000 as of December 31, 2018 and 2017, respectively	—	39,946
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 and no shares authorized as of December 31, 2018 and 2017, respectively; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value, 150,000,000 and 30,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 28,055,344 and 5,659,089 shares issued and outstanding as of December 31, 2018 and 2017, respectively; 28,054,344 and 4,562,640 shares vested as of December 31, 2018 and 2017, respectively	3	1
Additional paid-in capital	175,635	1,849
Accumulated deficit	(71,393)	(33,779)
Other comprehensive loss	(41)	—
Total stockholders’ equity (deficit)	104,204	(31,929)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$109,939	$55,193

See accompanying notes to these consolidated financial statements.

resTORbio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	July 5, 2016 (inception) through December 31, 2016
Operating expenses:
Research and development	$31,065	$16,839	$—
General and administrative	8,640	2,043	1
Total operating expenses	39,705	18,882	1
Loss from operations	(39,705)	(18,882)	(1)
Other Income, net	2,117	(14,896)	—
Loss before income taxes	(37,588)	(33,778)	(1)
Income tax expense	26	—	—
Net loss	$(37,614)	$(33,778)	$(1)
Net loss per share, basic and diluted	$(1.42)	$(8.42)	$(0.00)
Weighted-average common shares used in computing net loss per share, basic and diluted	26,439,216	4,009,513	1,978,137
Other comprehensive loss:
Unrealized losses on marketable securities	$(41)	$—	$—
Total other comprehensive loss	(41)	—	—
Comprehensive loss	$(37,655)	$(33,778)	$(1)

See accompanying notes to these consolidated financial statements.

resTORbio, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Comprehensive	Shareholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at July 5, 2016	—	$—	—	$—	—	$—	$—	$—	$—	$—
Vesting of restricted shares	—	—	—	—	2,082,860	1	—	—	—	1
Net loss	—	—	—	—	—	—	—	(1)	—	(1)
Balance at December 31, 2016	—	$—	—	$—	2,082,860	$1	$—	$(1)	$—	$—
Issuance of common shares to PureTech (see Note 14)	—	—	—	—	1,886,363	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock, net of tranche liability	15,527,951	41,674	—	—	—	—	1,379	—	—	1,379
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $54	—	—	4,792,716	39,946	—	—	—	—	—	—
Vesting of restricted shares	—	—	—	—	593,417	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	470	—	—	470
Net loss	—	—	—	—	—	—	—	(33,778)	—	(33,778)
Balance at December 31, 2017	15,527,951	$41,674	4,792,716	$39,946	4,562,640	$1	$1,849	$(33,779)	$—	$(31,929)
Conversion of convertible preferred stock into common stock upon the closing of initial public offering	(15,527,951)	(41,674)	(4,792,716)	(39,946)	15,870,559	1	81,619	—	—	81,620
Issuance of common stock upon closing of initial public offering, net of issuance costs of $8,379	—	—	—	—	6,516,667	1	89,369	—	—	89,370
Vesting of restricted shares	—	—	—	—	1,097,449	—	865	—	—	865
Exercise of stock options	—	—	—	—	7,029	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	1,928	—	—	1,928
Net loss	—	—	—	—	—	—	—	(37,614)	—	(37,614)
Unrealized losses on marketable securities	—	—	—	—	—	—	—	—	(41)	(41)
Balance at December 31, 2018	—	$—	—	$—	28,054,344	$3	$175,635	$(71,393)	$(41)	$104,204

See accompanying notes to these consolidated financial statements.

resTORbio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	July 5, 2016 (inception) through December 31, 2016
Operating activities:
Net loss	$(37,614)	$(33,778)	$(1)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion on marketable securities	(673)	—	—
Depreciation and amortization expense	80	5	—
Stock-based compensation expense	2,793	470	—
Change in fair value of tranche liability	—	14,896	—
Expense related to acquisition of intellectual property (see Note 6)	—	3,157	—
Changes in operating assets and liabilities:
Restricted cash	(84)	—	—
Prepaid expenses and other current assets	(630)	(876)	—
Accounts payable	1,597	1,392	—
Accrued liabilities	(1,022)	3,749	1
Other liabilities	19	—	—
Net cash used in operating activities	(35,534)	(10,985)	—
Investing activities:
Purchases of property and equipment	(362)	(44)	—
Maturities of marketable securities	7,500	—	—
Purchase of marketable securities	(107,854)	—	—
Net cash used in investing activities	(100,716)	(44)	—
Financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	—	25,000	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net	—	39,946	—
Proceeds from initial public offering, net of issuance costs	90,908	—	—
Deferred offering costs	(970)	(568)	—
Proceeds from exercise of stock options	5	—	—
Net cash provided by financing activities	89,943	64,378	—
Net (decrease) increase in cash and cash equivalents	(46,307)	53,349	—
Cash and cash equivalents at beginning of period	53,349	—	—
Cash and cash equivalents at end of period	$7,042	$53,349	$—
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$81,620	$—	$—

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

Initial Public Offering

On January 30, 2018, the Company completed its initial public offering (“IPO”), whereby the Company sold 6,516,667 shares of its common stock (inclusive of 850,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on January 26, 2018. The aggregate net proceeds received by the Company from the offering were approximately $89.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. As of December 31, 2017, the Company had incurred $0.9 million of costs related to the IPO which have been deferred. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 15,870,559 shares of common stock and all unvested shares of restricted stock automatically vested. Additionally, the Company is now authorized to issue 10,000,000 shares of preferred stock and 150,000,000 shares of common stock.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $71.4 million as of December 31, 2018. The Company believes that its cash, cash equivalents, and marketable securities will be sufficient to fund the Company’s current operating plan through at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company’s fiscal year end is December 31st. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of any expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities, fair value of tranche liabilities, and stock-based compensation expense. Management bases its estimates on historical experience, and on various other market-specific relevant assumptions that management believes to be reasonable, under the circumstances. Actual results may differ from those estimates or assumptions.

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

Restricted Cash

The Company maintains a letter of credit for the benefit of the landlord in connection with the Company’s office lease. As of December 31, 2018 and 2017, restricted cash (non-current) related to this letter of credit consisted of $84,000 and $0, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2018 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$6,804	$6,804	$—	$—
U.S. treasury securities (included in cash and cash equivalents)	238	238	—	—
U.S. treasury securities (included in marketable securities)	100,986	100,986	—	—
Total	$108,028	$108,028	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2017 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$53,349	$53,349	$—	$—
Total	$53,349	$53,349	$—	$—

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

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2018 and 2017 and the period from July 5, 2016 (inception) to December 31, 2016. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2018 and 2017 and the period from July 5, 2016 (inception) to December 31, 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company’s cash, cash equivalents and marketable securities are held by financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution.

Concentration of Manufacturing Risk

As of December 31, 2018, the Company had manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in either party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company recorded deferred offering costs of $0 and $0.9 million as of December 31, 2018 and 2017, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Depreciation begins at the time the asset is placed in service. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

The estimated useful lives of property and equipment are as follows:

Useful Life (in years)
Leasehold improvements	Lesser of useful life or remaining lease term
Machinery and equipment	2-8 years
Furniture and fixtures	3-5 years
Computers	1-5 years
Office equipment	3-5 years
Software	3-5 years

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

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and includes these costs in accrued liabilities in the consolidated balance sheets and within research and development expenses in the consolidated statements of operations and comprehensive loss. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company estimates the amount of work completed by its third-party service providers through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. The Company makes significant judgments and estimates in determining the accrued balance in each reporting period based on the facts and circumstances known at that time. As actual costs become known, the Company adjusts its accrued estimates. Although the Company does not expect its estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled, and the rate of patient enrollment may vary from its estimates and could result in us reporting amounts that are too high or too low in any particular period. The Company’s accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations, or CROs, clinical manufacturing organizations, or CMOs, and other third-party service providers. To date, there have been no material differences from its accrued expenses to actual expenses.

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

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with FASB ASC Topic 718, Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company uses the value of its common stock to determine the fair value of restricted shares.

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

Determination of Fair Value of Common and Preferred Shares and Tranche Rights Liability

Prior to the completion of the Company’s IPO, the Company was required to estimate the fair value of its common stock underlying its stock-based awards when performing the fair value calculations using the Black-Scholes option pricing model. The estimated fair value of the Company’s common and preferred shares has been determined by the board of directors as of the grant date, with input from management, considering the Company’s most recently available third-party valuations of common shares and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Company’s common and preferred share valuations were prepared using either an option-pricing method, or OPM, or a probability-weighted expected return method, or PWERM, which uses a combination of market approaches and an income approach to estimate the Company’s enterprise value. The OPM treats common securities and preferred securities as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common and preferred shares have value only if the funds available for distribution to members are expected to exceed the value of the preferred security liquidation preference at the time of the liquidity event, such as a strategic sale or a merger. The PWERM is a scenario-based methodology that estimates the fair value of common and preferred shares based upon an analysis of future values for the enterprise, assuming various outcomes. The common and preferred share values are based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of common and preferred securities. The future value of the common and preferred shares under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common and preferred shares. The estimated fair value of the Tranche Rights was determined using the difference between the total purchase price of the Company’s preferred stock and the total fair value of the preferred stock using a risk-adjusted forward contract model.

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

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted the provisions of ASU 2017-09 on January 1, 2018. No modifications of share-based payment awards have occurred as of December 31, 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which intends to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASC 606. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its financial statements.

3. Marketable Securities

As of December 31, 2018, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency treasuries and securities	$101,027	$—	$41	$100,986
Total	$101,027	$—	$41	$100,986

The Company did not have any marketable securities as of December 31, 2017.

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows (in thousands):

	December 31, 2018
	Amortized	Fair
	Cost	Value
Due in one year or less	$101,027	$100,986
Total	$101,027	$100,986

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	As of December 31,
	2018	2017
	(In thousands)
Leasehold improvements	$65	$—
Machinery and equipment	38	38
Furniture and fixtures	194	—
Computers	76	6
Office equipment	11	—
Software	22	—
Total property and equipment	406	44
Less: accumulated depreciation	(85)	(5)
Property and equipment, net	$321	$39

Depreciation expense was $80,000, $5,000, and $0 for the years ended December 31, 2018 and 2017 and the period from July 5, 2016 (inception) to December 31, 2016, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2018	2017
	(In thousands)
Accrued payroll and related expenses	$1,189	$394
Accrued research and development expenses	1,028	3,250
Deferred offering costs	—	238
Other	510	105
Total accrued liabilities	$2,727	$3,987

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

As initial consideration for the licensed rights, the Company issued Novartis Institutes for Biomedical Research (“NIBR”) 2,587,992 shares of the Company’s Series A Preferred Stock. The fair value of the Novartis license was $3.2 million based on the fair value of the Series A Preferred Stock which was determined to be $1.22 per share based on an independent third-party valuation, and is recorded as research and development expenses in the consolidated statements of operations and comprehensive loss.

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

Milestone payments to Novartis will be recorded as research and development expenses in the consolidated statements of operations and comprehensive loss once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, the Company initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, the Company paid the related $0.3 million payment in May 2017. As of December 31, 2018, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement.

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

The Company recognizes proceeds received from the Silverstein Foundation as a reduction to research and development expenses, rather than as revenue, in the consolidated statements of operations and comprehensive loss because the corresponding Funding Agreement does not contain specified performance obligations other than to conduct research on a particular program or in a particular field and no obligations to deliver specified products or technology.

For funds received under the Funding Agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the Silverstein Foundation. Funding that has been received by the Company in advance of incurring qualifying expenses is recorded in the consolidated balance sheet as funding advance. As of December 31, 2018, $0.5 million qualifying expenses have been incurred. Therefore, all amounts received have been recorded as a reduction of the research and development expense.

8. Preferred Stock and Redeemable Convertible Preferred Stock

As of December 31, 2018, the Company had 10,000,000 shares of preferred stock authorized and none issued and outstanding. As of December 31, 2017, the Company had 20,320,667 shares of preferred stock authorized, of which 15,527,951 shares were issued and outstanding and were designated as $0.0001 par value Series A Preferred Stock and 4,792,716 shares were issued and outstanding and were designated as $0.0001 par value Series B Preferred Stock.

Upon completion of the Company’s initial public offering in January 2018, all the outstanding preferred stocks of the Company automatically converted into 15,870,559 shares of the Company’s common stock. As of December 31, 2018, no shares of preferred stock were outstanding.

The Company’s redeemable convertible preferred shares were classified as temporary or mezzanine equity on the accompanying consolidated balance sheets in accordance with U.S. GAAP for the classification and measurement of redeemable securities as the Series A and Series B Preferred Stock were contingently redeemable at the option of the holder for reasons outside of the Company’s control. As of December 31, 2017, there were no accretion of the redeemable convertible preferred shares to redemption value as at that date the shares were not redeemable or probable of being redeemed.

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

On March 23, 2017, the Company also entered into a side letter with PureTech under which PureTech agreed to purchase up to 5,175,984 additional shares at $1.932 per share at a fourth closing to take place on a future date based on the occurrence of certain events as specified under the letter. The Series A Tranche Rights were evaluated under ASC 480 – Distinguishing Liabilities from Equity and it was determined that they met the requirements for separate accounting from the initial issuance of Series A Preferred Stock as freestanding financial instruments and are accounted for as liabilities. The Company adjusted the carrying value of the Series A Tranche Rights to its estimated fair value at each reporting date up to the closing of each tranche financing. Increases or decreases in fair value of the Tranche Rights were recorded as other income (expense) in the consolidated statements of operations and comprehensive loss.

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

On October 12, 2017, the Company amended the Series A Preferred Stock Purchase Agreement to accelerate the third and fourth closings under the original agreement. The Company issued 7,763,975 shares of Series A Preferred Stock at $1.932 per share for aggregate gross proceeds of $15.0 million, of which $9.0 million was from PureTech and $6.0 million from a new investor. The fair value of the Series A Preferred Stock on the date of issuance was determined to be $4.11 per share based on an independent third-party valuation and the fair value of the Series A Tranche Rights liability was revalued to its estimated fair value of $10.1 million, resulting in other expense of $8.8 million. Following this closing of the Series A Preferred Stock financing, the Series A Tranche Rights were terminated.

In connection with the October 12, 2017 Series A closing, a new investor entered into a commitment to purchase up to $20 million dollars of Series B Preferred Stock at a purchase price of $8.346 (the “Series B Tranche Right”). The new investor’s commitment to purchase Series B Preferred Stock was also determined to meet the requirements for separate accounting. The Series B Tranche Right was determined to be a freestanding financial instrument accounted for as an asset. On October 12, 2017, $6.8 million of the Series A Preferred Stock proceeds were allocated to this liability.

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

The Company measured the fair value of the Tranche Rights liabilities/assets from issuance on March 23, 2017 to settlement on November 29, 2017. The Tranche Rights liabilities/assets are considered a Level 3 liability/asset because its fair value measurement is based, in part, on significant inputs not observed in the market. Any reasonable changes in the assumptions used in the valuation could materially affect the financial results of the Company.

The following is a summary of the changes in fair value of the Tranche Rights and the impact on the consolidated financial statements:

	(In thousands)	Financial statement impacted
Beginning Balance, January 1, 2017	$—
Establishment of Series A tranche right liability on March 23, 2017	2,014	Consolidated balance sheets
Change in fair value of Series A tranche right liability immediately prior to second closing on September 8, 2017	(605)	Consolidated statements of operations and comprehensive loss
Mark-to-market of Series A tranche rights liability at September 30, 2017	(30)	Consolidated statements of operations and comprehensive loss
Change in fair value of tranche right liability immediately prior to final closing of the Series A on October 12, 2017	8,767	Consolidated statements of operations and comprehensive loss
Settlement of Series A tranche right liability upon closing of Series A on October 12, 2017	(10,146)	Consolidated balance sheets
Establishment of Series B tranche right asset on October 23, 2017	6,764	Consolidated statements of operations and comprehensive loss
Settlement of Series B tranche right asset upon closing of Series B on November 29, 2017	(6,764)	Consolidated balance sheets
Ending Balance, December 31, 2017	$—

The change in the fair value of the Tranche Rights is influenced primarily by the price of the underlying Series A and Series B Preferred Stock. The net change in fair value of $14.9 million for the year ended December 31, 2017 was recorded as other expense in the accompanying consolidated statements of operations and comprehensive loss.

9. Common Stock

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors. Cash dividends may not be declared or paid to the holders of common stock until paid on the preferred stock. As of December 31, 2018, no dividends have been declared or paid since the Company’s inception.

Liquidation

After payment to the holders of shares of preferred stock of their liquidation preference, the holders of the common stock are entitled to share ratably in the Company’s assets available for distribution to stockholders, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a Deemed Liquidation Event.

Reserve for future issuance

As of December 31, 2016, the Company had not reserved any shares of common stock for future issuance. As of December 31, 2018 and 2017, the Company has reserved the following number of shares of common stock for future issuance upon the conversion of preferred stock, exercise of options or grant of equity awards:

	As of December 31,
	2018	2017
Redeemable convertible preferred stock, on an as-converted basis	—	15,870,559
Options issued and outstanding	1,122,677	195,668
Unvested restricted stock units	24,960	—
Options available for future grants	1,350,582	1,670,341
Shares available for issuance under the 2018 ESPP	275,030	—
Total	2,773,249	17,736,568

10. Stock-based Compensation

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

In connection with the Company’s IPO, the Board adopted and the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (“2018 Plan”), which became effective on the date immediately preceding the date on which the Company’s registration statement became effective. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2018 Plan. The number of shares of common stock that are reserved for issuance under the 2018 Plan are 2,200,260 shares. The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board.

Since the date of effectiveness of the 2018 Plan, the Company has not and will not grant any further awards under the 2017 Plan. However, any shares of common stock subject to awards under the 2017 Plan that expire, terminate, or otherwise are surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2018 Plan. As of December 31, 2018, no such shares became available for issuance under the 2018 Plan.

Stock-based Compensation Expense

Total stock-based compensation expense is recognized for stock-based awards granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	July 5, 2016 (inception) through December 31, 2016
	(In thousands)
Research and development	$1,236	$246	$—
General and administrative	1,557	224	—
Total stock-based compensation expense	$2,793	$470	$—

Stock Options

The following table summarizes stock option activity under the Plan:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
					(In thousands)
Outstanding, December 31, 2017	1,670,341	195,668	$4.49	9.67
Shares reserved for issuance	641,239
Options granted(1)	(934,038)	934,038	13.05
Restricted stock granted	(2,000)
Restricted stock units granted	(24,960)
Options exercised		(7,029)	0.79
Outstanding, December 31, 2018	1,350,582	1,122,677	11.63	9.22	$818
Exercisable, December 31, 2018		67,613	6.32	8.74	241
Vested and expected to vest, December 31, 2018		1,122,677	11.63	9.22	818

(1)	The Company granted 7,200 stock options to non-employees during the year ended December 31, 2018.

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2018. The aggregate intrinsic values of options exercised during the year ended December 31, 2018 was $78,000. No options were exercised during the year ended December 31, 2017 and during the period from July 5, 2016 (inception) to December 31, 2016. No options were cancelled or forfeited during the years ended December 31, 2018 and 2017 and during the period from July 5, 2016 (inception) to December 31, 2016.

During the year ended December 31, 2018, the Company granted options to employees and directors to purchase an aggregate of 926,838 common shares with a weighted-average grant date fair value of $9.23. During the year ended December 31, 2017, the Company granted options to employees to purchase an aggregate of 148,808 common shares with a weighted-average grant date fair value of $3.75. During the year ended December 31, 2018, the Company granted options to non-employees to purchase an aggregate of 7,200 common shares with a weighted-average grant date fair value of $12.51. During the year ended December 31, 2017, the Company granted options to non-employees to purchase an aggregate of 46,860 common shares with a weighted-average grant date fair value of $0.67. On December 1, 2017, a non-employee became an employee of the Company. The expense related to options granted to employees and directors was $1.7 million and $28,000 for the years ended December 31, 2018 and 2017, respectively. The expense related to options granted to non-employees was $0.1 million and $59,000 for the years ended December 31, 2018 and 2017, respectively. There were no stock options granted to employees or non-employees during the period from July 5, 2016 (inception) to December 31, 2016.

As of December 31, 2018, the total unrecognized compensation expense related to unvested employee options was $7.5 million which the Company expects to recognize over an estimated weighted-average period of 3.17 years. As of December 31, 2018, the total unrecognized compensation expense related to unvested non-employee options was $0.1 million which the Company expects to recognize over an estimated weighted-average period of 2.67 years.

The fair value of stock options for employees and non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2018	2017
Employees:
Fair value of common stock	$8.57 - $15.45	$0.79 - $9.33
Expected term (in years)	5.8 - 6.2	5.9 - 6.2
Expected volatility	75.9% - 90.6%	74.4% - 74.5%
Risk-free interest rate	2.4% - 3.1%	1.9% - 2.2%
Expected dividend yield	0.0%	0.0%
Non-employees:
Fair value of common stock	$8.62 - $15.45	$0.79 - $10.28
Expected term (in years)	10.0 - 8.50	10.0 - 9.4
Expected volatility	78.0% - 91.2%	74.6% - 77.0%
Risk-free interest rate	2.7% - 3.1%	2.3% - 2.4%
Expected dividend yield	0.0%	0.0%

Fair Value of Common Stock: Prior to the IPO, given the absence of a public trading market, the Board of Directors considered numerous objective and subjective factors to determine the fair value of common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by independent third-party specialists; (ii) the prices for preferred stock sold to outside investors; (iii) the rights, preferences and privileges of preferred stock relative to common stock; (iv) the lack of marketability of common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of the Company, given prevailing market conditions.

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

The summary of restricted stock activity and related information follows:

Number of Restricted Shares Outstanding
Unvested shares — December 31, 2017	1,096,449
Granted	2,000
Vested	(1,097,449)
Unvested shares — December 31, 2018	1,000

The Company recognized $0.9 million, $0.4 million and $0 of stock-based compensation expense related to restricted shares during the years ended December 31, 2018 and 2017 and the period from July 5, 2016 (inception) to December 31, 2016, respectively. As of December 31, 2018, there was $3,000 of unrecognized stock-based compensation expense related to unvested restricted stock. This amount is expected to be recognized over a remaining weighted-average period of 0.29 years.

Restricted Stock Units

During the year ended December 31, 2018, the Company granted 24,960 restricted stock units to an employee with a weighted-average grant date fair value of $9.03 per share.

The summary of restricted stock unit activity and related information follows:

Number of Restricted Stock Units Outstanding
Unvested shares — December 31, 2017	—
Granted	24,960
Unvested shares — December 31, 2018	24,960

The Company recognized $35,000, $0 and $0 of stock-based compensation expense related to restricted stock units during the years ended December 31, 2018 and 2017 and the period from July 5, 2016 (inception) to December 31, 2016, respectively. As of December 31, 2018, there was $0.2 million of unrecognized stock-based compensation expense related to unvested restricted stock units. This amount is expected to be recognized over a remaining weighted-average period of 3.39 years. There were no restricted stock units granted to employees or non-employees during the year ended December 31, 2017 and the period from July 5, 2016 (inception) to December 31, 2016.

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

11. Income Taxes

Provision for Income Taxes

For the years ended December 31, 2018 and 2017 and the period from July 5, 2016 (inception) to December 31, 2016, the Company did not record a current or deferred income tax expense. The Company’s consolidated loss before income taxes consists solely of a domestic loss.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	July 5, 2016 (inception) through December 31, 2016
	(In thousands)
Income tax expense (benefit) at federal statutory rate	$(7,899)	$(11,484)	$—
State taxes	(2,340)	(1,011)	—
Tax credits	(817)	(222)	—
Stock-based compensation	764	140	—
Federal tax rate change	—	2,202	—
Change in fair value of tranche rights	3	5,065	—
Other	241		—
Change in valuation allowance	10,074	5,310	—
Income tax expense	$26	$—	$—
Effective tax rate	0.0%	0.0%	0.0%

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

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes were as follows as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating losses	$13,054	$3,953
Capitalized license	869	896
Research credits	1,007	269
Accruals	514	176
Stock-based compensation	51	16
Total gross deferred tax assets	15,495	5,310
Less valuation allowance	(15,373)	(5,310)
Total deferred tax assets	122	—
Deferred tax liabilities:
Other comprehensive income - unrealized loss	11
Depreciation and amortization	111	—
Total gross deferred tax liability	122	—
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. A valuation allowance of $15.4 million and $5.3 million has been recorded for the years ended December 31, 2018 and 2017, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2018 and 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $47.3 million and $14.5 million, respectively which will begin to expire in 2036. As of December 31, 2018 and 2017, the Company had total state net operating loss carryforwards of approximately $49.4 million and $14.4 million, respectively which will begin to expire in 2036. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change of ownership” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed an ownership change analysis.

As of December 31, 2018 and 2017, the Company had federal research credits of $0.9 million and $0.2 million, respectively, which will begin to expire in 2037 and state research credits of $0.2 million and $60,000, respectively, which will begin to expire in 2032. These tax credits are subject to the same limitations discussed above.

Unrecognized Tax Benefits

The Company has incurred net operating losses since inception and has no significant unrecognized tax benefits. If in the future the Company recognizes uncertain tax positions, the Company’s effective tax rate will be reduced. Currently, the Company has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to uncertain tax positions would result in an adjustment of net operating loss or tax credit carry forwards rather than resulting in a cash outlay. As of December 31, 2018, the Company had no unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

Income tax returns are filed in the U.S. and Massachusetts. The Company is not currently under examination. Due to net operating losses and research credit carryovers, all of the tax years remain open to examination.

12. Commitments and Contingences

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2018.

Lease

On January 3, 2018, the Company entered a lease for office space. The lease commencement date is January 1, 2018 and the lease expiration date is February 28, 2021. The Company paid $0.2 million and $0 in rent for years ended December 31, 2018 and 2017, respectively. Obligations to make future minimum lease payments at December 31, 2018, are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2019	$231
2020	236
2021	39
Total	$506

Novartis License Agreement

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

Silverstein Foundation

The Company is obligated to repay the Funding Amount in full to the Silverstein Foundation if it successfully conducts a positive Phase 3 clinical trial of the Product for Parkinson’s Disease (see Note 7).

13. Net Loss per Share

As described in Note 2, the Company computes basic and diluted earnings (losses) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class” method). Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of share-based awards. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the years ended December 31, 2018 and 2017 and the period from July 5, 2016 (inception) to December 31, 2016, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

14. Related Party Transactions

Since the Company’s incorporation in July 2016, the Company has engaged in transactions with related parties.

During the year ended December 31, 2017, the Company issued 1,886,363 shares of common stock and made payments to PureTech for certain founding services and cost reimbursements. PureTech is a founder of the Company and holds shares of common stock and preferred stock of the Company (See Note 8).

The Company is a party to an intellectual property license agreement with Novartis. In addition, NIBR is a preferred stock shareholder of the Company (See Note 6). During the year ended December 31, 2017, the Company made payments to Novartis for milestones achieved pursuant to the license agreement and for the purchases of materials for use in the Company’s clinical trials. No payments have been made to Novartis during the year ended December 31, 2018.

Aggregate payments for the above related party transactions totaled $0, $0.9 million and $0 for the years ended December 31, 2018 and 2017 and period from July 5, 2016 (inception) to December 31, 2016, respectively.

The Company is a party to a Funding Agreement with the Silverstein Foundation, an entity in which one of the Company’s directors is a co-founder and current trustee (See Note 7). The Company received $0.5 million from the Silverstein Foundation during the year ended December 31, 2018. No funds were received during the year ended December 31, 2017 and the period from July 5, 2016 (inception) to December 31, 2016.

15. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total operating expenses	$10,200	$14,113	$9,032	$6,360	$39,705
Loss from operations	(10,200)	(14,113)	(9,032)	(6,360)	(39,705)
Net loss	(9,859)	(13,591)	(8,407)	(5,757)	(37,614)
Net loss applicable to common stockholders	(9,859)	(13,591)	(8,407)	(5,757)	(37,614)
Net loss per share applicable to common stockholders—basic and diluted	$(0.46)	$(0.48)	$(0.30)	$(0.21)	$(1.42)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total operating expenses	$3,357	$4,057	$3,945	$7,523	$18,882
Loss from operations	(3,357)	(4,057)	(3,945)	(7,523)	(18,882)
Net loss	(3,357)	(4,057)	(3,310)	(23,054)	(33,778)
Net loss applicable to common stockholders	(3,357)	(4,057)	(3,310)	(23,054)	(33,778)
Net loss per share applicable to common stockholders—basic and diluted	$(1.20)	$(0.94)	$(0.75)	$(5.11)	$(8.42)

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are included in this Annual Report on Form 10-K:

(1) The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The Exhibit Index is incorporated herein by reference.

Item 16. 10-K Summary

The Company has elected not to include summary information.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant (as currently in effect) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 30, 2018)

3.2

Amended and Restated Bylaws of the Registrant (as currently in effect) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 30, 2018)

4.1

Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

4.2

Amended and Restated Investors’ Rights Agreement, dated as of November 29, 2017, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222373) filed with the SEC on December 29, 2017)

10.1#

2017 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.2#

2018 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.3#

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.4#

Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.5#

2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.6#

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.7+

License Agreement, dated as of March 23, 2017, by and between the Registrant and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.8+

First Amendment to License Agreement, dated as of October 3, 2017, by and among the Registrant and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-222373) filed with the SEC on December 29, 2017)

10.9

Business Services, Personnel and Information Management Agreement, dated as of August 1, 2016, by and among the Registrant, PureTech Management, Inc., PureTech Health LLC and PureTech Health plc (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-222373) filed with the SEC on December 29, 2017)

10.10#

Offer Letter, dated as of March 31, 2017, between the Registrant and Chen Schor (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-222373) filed with the SEC on December 29, 2017)

Exhibit Number	Description of Exhibit

10.11#

Offer Letter, dated as of March 31, 2017, between the Registrant and Joan Mannick (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-222373) filed with the SEC on December 29, 2017)

10.12#

Offer Letter, dated as of October 5, 2017, between the Registrant and John McCabe (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-222373) filed with the SEC on December 29, 2017)

10.13#

Amendment to Offer Letter, dated as of March 31, 2017, between the Registrant and Joan Mannick (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.14#

Amendment to Offer Letter, dated as of March 31, 2017, between the Registrant and Chen Schor (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.15

Office Lease Agreement, dated as of January 8, 2018, by and between the Registrant and 500 Boylston and 222 Berkeley Owner (DE) LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.16#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 29, 2018)

10.17#

Employment Agreement, dated as of August 30, 2018, by and between the Registrant and Meredith S. Manning (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on November 13, 2018)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

resTORbio, Inc.

Date: March 18, 2019	By:	/s/ Chen Schor
Chen Schor President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chen Schor
Chen Schor	President, Chief Executive Officer and Director (principal executive officer)	March 18, 2019
/s/ John McCabe
John McCabe	Vice President, Finance (principal financial officer and principal accounting officer)	March 18, 2019
/s/ Jeffrey Chodakewitz
Jeffrey Chodakewitz	Director	March 18, 2019
/s/ Paul Fonteyne
Paul Fonteyne	Director	March 18, 2019
/s/ Michael Grissinger
Michael Grissinger	Director	March 18, 2019
/s/ Jonathan Silverstein
Jonathan Silverstein	Director	March 18, 2019
/s/ David Steinberg
David Steinberg	Director	March 18, 2019
/s/ Lynne Sullivan
Lynne Sullivan	Director	March 18, 2019