Form 10-Q
period 2019-03-31
resTORbio, Inc.
filed 2019-05-15
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38359

resTORbio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3305277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Boylston Street, 12th Floor Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(857) 315-5521

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TORC	The Nasdaq Global Select Market

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

As of May 14, 2019, the registrant had 35,743,278 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2019 and 2018	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION	28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signatures		30

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

resTORbio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$7,181	$7,042
Marketable securities	135,910	100,986
Prepaid expenses	1,563	1,491
Other current assets	24	15
Total current assets	144,678	109,534
Restricted cash	84	84
Property and equipment, net	318	321
Total assets	$145,080	$109,939
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,364	$2,989
Accrued liabilities	1,245	2,727
Total current liabilities	4,609	5,716
Other liabilities	15	19
Total liabilities	4,624	5,735
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 35,255,344 and 28,055,344 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively; 35,254,844 and 28,054,344 shares vested as of March 31, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	222,882	175,635
Accumulated deficit	(82,462)	(71,393)
Accumulated other comprehensive gain (loss)	32	(41)
Total stockholders’ equity	140,456	104,204
Total liabilities and stockholders’ equity	$145,080	$109,939

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$8,852	$8,106
General and administrative	2,839	2,094
Total operating expenses	11,691	10,200
Loss from operations	(11,691)	(10,200)
Other income, net	631	341
Loss before income taxes	(11,060)	(9,859)
Income tax expense	9	—
Net loss	$(11,069)	$(9,859)
Net loss per share, basic and diluted	$(0.38)	$(0.46)
Weighted-average common shares used in computing net loss per share, basic and diluted	29,014,750	21,523,072
Other comprehensive gain (loss):
Net loss	$(11,069)	$(9,859)
Unrealized gains on marketable securities	73	—
Comprehensive loss	$(10,996)	$(9,859)

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprensive	Shareholders Equity
	Shares	Amount	Capital	Deficit	Income(Loss)	(Deficit)
Balance at December 31, 2018	28,054,344	$3	$175,635	$(71,393)	$(41)	$104,204
Issuance of common stock upon closing of public offering, net of issuance costs of $3,455	7,200,000	1	46,584	—	—	46,585
Vesting of restricted shares	500	—	1	—	—	1
Stock-based compensation expense	—	—	662	—	—	662
Net loss	—	—	—	(11,069)		(11,069)
Unrealized gain (losses) on marketable securities	—	—	—	-	73	73
Balance at March 31, 2019	35,254,844	$4	$222,882	$(82,462)	$32	$140,456

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Shareholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	15,527,951	$41,674	4,792,716	$39,946	4,562,640	$1	$1,849	$(33,779)	$(31,929)
Conversion of convertible preferred stock into common stock upon the closing of initial public offering	(15,527,951)	(41,674)	(4,792,716)	(39,946)	15,870,559	1	81,619	—	81,620
Issuance of common stock upon closing of initial public offering, net of issuance costs of $8,379	—	—	—	—	6,516,667	1	89,369	—	89,370
Vesting of restricted shares	—	—	—	—	1,096,449	—	865	—	865
Stock-based compensation expense	—	—	—	—	—	—	316	—	316
Net loss	—	—	—	—	—	—	—	(9,859)	(9,859)
Balance at March 31, 2018	—	$—	—	$—	28,046,315	$3	$174,018	$(43,638)	$130,383

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(11,069)	$(9,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion on marketable securities	(247)	—
Depreciation and amortization expense	27	9
Stock-based compensation expense	663	1,181
Changes in operating assets and liabilities:
Restricted cash	—	(84)
Prepaid expenses and other current assets	(81)	(264)
Accounts payable	144	80
Accrued liabilities	(1,482)	1,105
Funding advance	—	500
Other liabilities	(4)	28
Net cash used in operating activities	(12,049)	(7,304)
Investing activities:
Purchases of property and equipment	(24)	(278)
Maturities of marketable securities	42,500	—
Purchases of marketable securities	(77,104)	—
Net cash used in investing activities	(34,628)	(278)
Financing activities:
Proceeds from public offering, net of issuance costs	46,816	89,938
Net cash provided by financing activities	46,816	89,938
Net increase in cash and cash equivalents	139	82,356
Cash and cash equivalents at beginning of period	7,042	53,349
Cash and cash equivalents at end of period	$7,181	$135,705
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$8
Conversion of redeemable convertible preferred stock into common stock	$—	$81,620
Issuance costs associated with public offering included in accounts payable	$231	$—

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

resTORbio, Inc. (collectively referred to with its wholly-owned, controlled subsidiary, resTORbio Securities Corp. as “resTORbio” or the “Company”) was incorporated in the State of Delaware on July 5, 2016. The Company is a clinical-stage biopharmaceutical company developing innovative medicines that target the biology of aging to prevent or treat aging-related diseases. The Company’s principal operations are located in Boston, Massachusetts.

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

Public Offering

On March 22, 2019, the Company completed an underwritten public offering, whereby the Company sold 7,200,000 shares of its common stock at a price of $6.95 per share. The aggregate net proceeds received by the Company from the offering were approximately $46.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of $3.5 million. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,080,000 shares of common stock at the public offering price, less underwriting discounts and commissions. On April 10, 2019, the Company sold an additional 487,934 shares of its common stock at a price of $6.95 per share. The aggregate net proceeds received by the Company were approximately $3.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of $0.3 million.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $82.5 million as of March 31, 2019. As of March 31, 2019, the Company had $143.1 million of cash, cash equivalents, and marketable securities, which the Company believes will be sufficient to fund the Company’s current operating plan through at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of March 31, 2019 and the results of operations and cash flows for the interim periods ended March 31, 2019 and 2018. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019 (the “2018 Form 10-K”). Interim results are not necessarily indicative of results for a full year or for any other interim period. The condensed consolidated financial statements include the accounts of resTORbio, Inc. and its wholly owned subsidiary, resTORbio Securities Corp. All inter-company transactions and balances have been eliminated in consolidation.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the 2018 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2019.

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

The following table summarizes assets measured at fair value on a recurring basis at March 31, 2019 (in thousands):

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Cash	$31	$31	$—	$—
Money market funds (included in cash and cash equivalents)	7,150	7,150	—	—
U.S. treasury securities (included in marketable securities)	135,910	135,910	—	—
Total	$143,091	$143,091	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2018 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$6,804	$6,804	$—	$—
U.S. treasury securities (included in cash and cash equivalents)	238	238	—	—
U.S. treasury securities (included in marketable securities)	100,986	100,986	—	—
Total	$108,028	$108,028	$—	$—

There have been no changes to the valuation methods utilized by the Company during the three months ended March 31, 2019 and 2018. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2019 and 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which intends to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU No. 2016-10, Revenue from Contracts with Customers (“ASC 606”). The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its consolidated financial statements.

3. Marketable Securities

As of March 31, 2019, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency securities and treasuries	$135,878	$32	$—	$135,910
Total	$135,878	$32	$—	$135,910

As of December 31, 2018, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency treasuries and securities	$101,027	$—	$41	$100,986
Total	$101,027	$—	$41	$100,986

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows (in thousands):

	March 31, 2019
	Amortized	Fair
	Cost	Value
Due in one year or less	$135,878	$135,910
Total	$135,878	$135,910

	December 31, 2018
	Amortized	Fair
	Cost	Value
Due in one year or less	$101,027	$100,986
Total	$101,027	$100,986

4. Property and equipment, net

Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Leasehold improvements	$68	$65
Machinery and equipment	38	38
Furniture and fixtures	210	194
Computers	81	76
Office equipment	11	11
Software	22	22
Total property and equipment	430	406
Less: accumulated depreciation	(112)	(85)
Property and equipment, net	$318	$321

Depreciation and amortization expense was $27,000 and $9,000 for the three months ended March 31, 2019 and 2018, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Accrued payroll and related expenses	$557	$1,189
Accrued research and development expenses	524	1,028
Other	164	510
Total accrued liabilities	$1,245	$2,727

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

Milestone payments to Novartis will be recorded as research and development expenses in the condensed consolidated statements of operations once achievement of each associated milestone has occurred. In May 2017, the Company initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, the Company paid the related $0.3 million payment in May 2017. As of March 31, 2019, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached. In May 2019, the Company initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under the agreement.

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

The Company recognizes proceeds received from the Silverstein Foundation as a reduction to research and development expenses, rather than as revenue, in the condensed consolidated statements of operations and comprehensive loss because the corresponding Funding Agreement does not contain specified performance obligations other than to conduct research on a particular program or in a particular field and no obligations to deliver specified products or technology.

For funds received under the Funding Agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the Silverstein Foundation. Funding that has been received by the Company in advance of incurring qualifying expenses is recorded in the condensed consolidated balance sheet as funding advance. No qualifying expenses were incurred during the three months ended March 31, 2019 and 2018. As of March 31, 2019, $0.5 million qualifying expenses have been incurred. Therefore, all amounts received have been recorded as a reduction of the research and development expense.

8. Preferred Stock and Common Stock

As of March 31, 2019, the Company had 10,000,000 shares of preferred stock authorized and none issued and outstanding.

Reserve for future issuance

The Company has reserved the following number of shares of common stock for future issuance upon the exercise of options, vesting of restricted stock units or grant of equity awards:

	March 31, 2019	December 31, 2018
Options issued and outstanding	1,706,317	1,122,677
Unvested restricted stock units	24,960	24,960
Options available for future grants	1,889,155	1,350,582
Shares available for issuance under the 2018 ESPP	555,583	275,030
Total	4,176,015	2,773,249

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

In connection with the Company’s initial public offering completed in January 2018, the Board adopted and the Company’s stockholders approved the 2018 Stock Incentive Plan (“2018 Plan”), which became effective on the date immediately preceding the date on which the Company’s registration statement became effective. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2018 Plan. The number of shares of common stock that were reserved for issuance under the 2018 Plan were 2,200,260 shares. The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board. On January 1, 2019, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 Plan automatically increased from 2,200,260 to 3,322,473 shares.

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

Stock-based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s condensed consolidated condensed statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$277	$625
General and administrative	386	556
Total stock-based compensation expense	$663	$1,181

Stock Options

The following table summarizes stock option activity under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
					(In thousands)
Outstanding, December 31, 2018	1,350,582	1,122,677	$11.63	9.22
Shares reserved for issuance	1,122,213
Options granted(1)	(604,440)	604,440	8.58
Options cancelled	20,800	(20,800)	9.91
Outstanding, March 31, 2019	1,889,155	1,706,317	10.57	9.30	$627
Exercisable, March 31, 2019		194,221	11.62	8.70	202
Vested and expected to vest, March 31, 2019		1,706,317	10.57	9.30	627

(1)	The Company granted 9,840 stock options to non-employees during the three months ended March 31, 2019.

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2019. No options were exercised during the three months ended March 31, 2019.

During the three months ended March 31, 2019, the Company granted options to employees and directors to purchase an aggregate of 594,600 common shares with a weighted-average grant date fair value of $6.65 per share. During the three months ended March 31, 2019, the Company granted options to non-employees to purchase an aggregate of 9,840 common shares with a weighted-average grant date fair value of $5.79 per share. The expense related to options granted to employees and directors for the three months ended March 31, 2019 was $0.6 million. The expense related to options granted to non-employees for the three months ended March 31, 2019 was $7,000. The expense related to options granted to employees, directors and non-employees was $0.3 million and $3,000, respectively, for the three months ended March 31, 2018.

As of March 31, 2019, the total unrecognized compensation expense related to unvested options granted to employees and directors was $10.7 million, which the Company expects to recognize over an estimated weighted-average period of 3.30 years. As of March 31, 2019, the total unrecognized compensation expense related to unvested non-employee options was $0.2 million, which the Company expects to recognize over an estimated weighted-average period of 2.99 years.

The fair value of stock options for employees and non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Employees:
Fair value of common stock	$8.53 - $8.90	$13.17 - $15.45
Expected term (in years)	6.1	5.8 - 6.6
Expected volatility	93.7% - 94.8%	76.1% - 77.7%
Risk-free interest rate	2.5% - 2.6%	2.4% - 2.7%
Expected dividend yield	0.0%	0.0%
Non-employees:
Fair value of common stock	$6.82 - $8.61	$9.58 - $15.45
Expected term (in years)	8.2 - 10.0	9.2 - 10.0
Expected volatility	91.3% - 94.9%	77.9% - 78.1%
Risk-free interest rate	2.4% - 2.6%	2.7% - 2.8%
Expected dividend yield	0.0%	0.0%

Restricted Stock

On April 17, 2018, the Company granted 2,000 shares of restricted stock to a consultant. The restrictions will lapse in four equal quarterly installments and will be fully vested on the first anniversary of such grant. Compensation expenses of such unvested shares will be remeasured at fair value until vested at each reporting date.

The summary of restricted stock activity and related information follows:

Number of Restricted Shares Outstanding
Unvested shares — December 31, 2018	1,000
Vested	(500)
Unvested shares — March 31, 2019	500

The Company recognized $1,000 and $0.9 million of stock-based compensation expense related to restricted shares during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $159 of unrecognized stock-based compensation expense related to unvested restricted stock. This amount is expected to be recognized over a remaining weighted-average period of 0.05 years. There were no restricted stock awards during the three months ended March 31, 2019 and 2018.

Restricted Stock Units

In May 2018, the Company granted 24,960 restricted stock units to an employee with a grant date fair value of $9.03 per share.

The summary of restricted stock unit activity and related information follows:

Number of Restricted Stock Units Outstanding
Unvested shares — December 31, 2018	24,960
Granted	—
Vested	—
Unvested shares — March 31, 2019	24,960

The Company recognized $14,000 of stock-based compensation expense related to restricted stock units during the three months ended March 31, 2019. As of March 31, 2019, there was $0.2 million of unrecognized stock-based compensation expense related to unvested restricted stock units. This amount is expected to be recognized over a remaining weighted-average period of 3.14 years. There were no restricted stock units granted to employees or non-employees during the three months ended March 31, 2019 and 2018.

2018 Employee Stock Purchase Plan

The Board adopted and the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”), which became effective on the date immediately preceding the date on which the Company’s registration statement became effective. The 2018 ESPP enables eligible employees to purchase shares of the Company’s Common Stock at a discount. The number of shares of common stock that are reserved for issuance under the 2018 ESPP are 275,030 shares. The 2018 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and increasing each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31; (ii) 543,926 shares or (iii) such number of shares as determined by the ESPP administrator. On January 1, 2019, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 275,030 to 555,583 shares.

10. Commitments and Contingences

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2019 and December 31, 2018.

11. Net Loss per Share

The Company computes basic and diluted losses per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class” method). Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of share-based awards. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three months ended March 31, 2019 and 2018, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect (in common stock equivalent shares):

	As of March 31,
	2019	2018
Options issued and outstanding	1,706,317	667,590
Total	1,706,317	667,590

12. Related Party Transactions

Since the Company’s incorporation in July 2016, the Company has engaged in transactions with related parties.

The Company is a party to an intellectual property license agreement with Novartis. In addition, NIBR, an affiliate of Novartis, is a shareholder of the Company (See Note 6). No payments have been made to Novartis during the three months ended March 31, 2019 and 2018.

The Company is a party to a Funding Agreement with the Silverstein Foundation, an entity in which one of the Company’s directors is a co-founder and current trustee. The Company received $0 and $0.5 million from the Silverstein Foundation during the three months ended March 31, 2019 and 2018, respectively.

13. Subsequent Event

In April 2019, the Company amended its multi-year lease agreement to relocate its office space in Boston, Massachusetts under an operating lease agreement. The amended lease term is for a period of seven years from the date of relocation. The initial annual base rent of the relocation premises is $0.6 million per year, increasing 2% annually. In connection with the lease amendment, the Company issued a new letter of credit for the benefit of the landlord in the amount of $0.2 million.

In May 2019, the Company was awarded a 5-year grant for up to $1.5 million from the National Institutes of Health.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by our subsequent filings with the SEC. Unless the context indicated otherwise, all references herein to our company include our wholly-owned subsidiary, resTORbio Securities Corp.

Overview

We are a clinical-stage biopharmaceutical company developing innovative medicines that target the biology of aging to prevent or treat aging-related diseases. Our lead program selectively inhibits the target of rapamycin complex 1, or TORC1, an evolutionarily conserved pathway that contributes to the decline in function of multiple organ systems. Our lead product candidate, RTB101, is an oral, selective, and potent inhibitor of TORC1. RTB101 inhibits the phosphorylation of multiple targets downstream of TORC1. TORC1 inhibition has been shown to be of therapeutic benefit in multiple aging-related conditions in preclinical species including immunosenescence (aging-related decline in immune function), suggesting potential benefits in several aging-related diseases. In two Phase 2 clinical trials enrolling over 900 elderly people, RTB101 was observed to improve immune function by upregulation of antiviral gene expression and to reduce the incidence of respiratory tract infections, or RTIs. In May 2019, we initiated our Phase 3 program to evaluate the safety and efficacy of RTB101 in decreasing the percent of elderly subjects with clinically symptomatic respiratory illness, defined as clinical symptoms consistent with an RTI based on prespecified diagnostic criteria, with or without laboratory-confirmation of a pathogen. Our PROTECTOR Phase 3 program includes two randomized, double-blinded, placebo-controlled clinical trials that will evaluate RTB101 10mg once daily for 16 weeks during winter cold and flu season to subjects 65 years of age and older, excluding current smokers and chronic obstructive pulmonary disease, or COPD, patients. The primary endpoint is the reduction in the percentage of subjects with clinically symptomatic respiratory illness with or without laboratory-confirmation of a pathogen. PROTECTOR 1, the first Phase 3 clinical trial, initiated in the southern hemisphere is expected to enroll approximately 1,000 subjects. PROTECTOR 2, the second Phase 3 clinical trial, is planned to begin in the northern hemisphere in the fourth quarter of 2019 and is expected to enroll approximately 1,600 subjects. Based on current enrollment expectations for the Phase 3 program, we expect top-line data from both PROTECTOR Phase 3 studies in mid-2020.

In April of 2019, we initiated a Phase 1b/2a clinical trial of RTB101 alone or in combination with sirolimus in Parkinson’s disease, or PD. PD is a progressive neurodegenerative disease that affects approximately 7.5 million people worldwide. The incidence of PD increases rapidly in people 60 years of age and older, with a mean age at diagnosis of 70.5 years. Glucocerebrosidase, or GBA1, gene mutations are the most common of the currently known PD genetic mutations and up to 10 percent of people with PD in the United States carry it. Patients with PD develop shaking, rigidity, slowness of movement and difficulty walking. PD may be attributed in part to neuronal damage caused by the accumulation within neurons of abnormal aggregates containing the protein α-synuclein. Preclinical studies in mouse models of PD have shown that mTOR inhibition can induce autophagy, reduce α-synuclein accumulation and decrease neuronal cell death. Therefore, induction of autophagy with RTB101 in combination with a rapalogs, such as sirolimus, may have therapeutic benefit for patients with PD. The four-week, multicenter, 2:1 randomized, double-blind, placebo-controlled Phase 1b/2a trial is evaluating the safety and tolerability of RTB101 alone or in combination with sirolimus in PD. We plan to enroll 45 patients with mild to moderate PD who are already on standard-of-care therapy, including those with and without glucocerebrosidase mutations. Patients are expected to be enrolled into five cohorts and dosed once-weekly with RTB101 300mg alone or in combination with three dose levels of sirolimus (2 mg, 4 mg and 6 mg). The planned primary endpoint of the trial is safety and tolerability, and secondary endpoints will include exposure in blood, plasma and cerebrospinal fluid, or CSF. The planned exploratory endpoints include biomarkers in plasma and CSF, and various clinical assessments. We expect data from this trial in 2020.

The decline in immune function that occurs during aging, or immunosenescence, increases susceptibility to a variety of diseases, including RTIs, that significantly contribute to morbidity and mortality in the elderly. Our initial focus is on the development of RTB101 as a first-in-class immunotherapy designed to improve immune function and thereby reduce respiratory illness in the elderly regardless of the causative pathogen. Our TORC1 immunotherapy approach is supported by two randomized, placebo-controlled Phase 2 clinical trials which enrolled more than 900 elderly subjects and provided statistically significant (defined as nominal p < 0.05) and clinically meaningful results. In 2018, we reported results from our exploratory dose-ranging randomized, placebo-controlled Phase 2b clinical trial in 652 elderly patients at increased risk of RTI-associated morbidity and mortality defined as aged 85 and over, or 65-84 with one or more comorbidities including: asthma, COPD, type 2 diabetes mellitus, or T2DM, or current smoker. The results from this trial demonstrated a statistically significant and clinically meaningful 30.6% reduction in the percentage of patients with one or more laboratory-confirmed RTIs, the primary endpoint of the trial, in the RTB101 10 mg once daily cohort compared to the placebo cohort. Prespecified analyses of the patient populations enrolled in the trial demonstrated (i) a statistically significant 52.1% reduction in the percentage of patients with severe laboratory-confirmed RTI symptoms in the RTB101 10 mg once daily cohort compared to the placebo cohort, (ii) a statistically significant 66.7%, 68.9%, and 25.3% reduction in the prespecified endpoint of patients 85 and older, 65 and older with asthma and 65 and older with T2DM, respectively, with one or more laboratory-confirmed RTIs in the RTB101 10 mg once daily cohort compared to the placebo cohort, and (iii) no reduction in the incidence of laboratory-confirmed RTIs in patients who were current smokers or with COPD in the RTB101 10 mg once daily cohort compared to the placebo cohort. The lack of efficacy observed in current smokers and patients with COPD is consistent with preclinical data suggesting that mTOR inhibition exacerbates cigarette smoke-induced lung inflammation in COPD. The combination of RTB101 + everolimus and the RTB101 10 mg twice daily did not meet the primary endpoint, suggesting that less TORC1 inhibition with RTB101 10 mg once daily may be more beneficial for reducing the incidence of RTIs in high risk elderly patients. We believe the collective results from our Phase 2a and Phase 2b clinical trials enrolling more than 900 elderly subjects suggest that RTB101 10 mg once daily, if successfully developed and approved, may improve the function of the aging immune system and reduce the incidence of clinically symptomatic respiratory illness in elderly patients. In our Phase 3 program, we expect to enroll elderly subjects 65 and older, excluding current smokers and COPD patients.

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

We believe our approach to addressing RTIs in the elderly possesses several clinical and commercial advantages. Our TORC1 program offers an immunotherapy approach that has the potential to address a broad range of viral and bacterial pathogens. Statistically significant and clinically meaningful reductions in RTI incidence were observed in our Phase 2a and Phase 2b clinical trials with RTB101 10mg once daily. We believe the risk-to-benefit ratio of our program observed in clinical studies to date is well-suited to the elderly due to the following observations: our oral product candidates were well-tolerated in elderly subjects, none of the participants in the active treatment arms experienced a serious adverse event that was related to the study drug, and the doses being investigated in our Phase 2b clinical trial were 60 to 240 times lower than maximum tolerated doses established in prior clinical trials for other indications. In May 2019, we initiated our Phase 3 program to evaluate the safety and efficacy of RTB101 in decreasing the percent of elderly subjects with clinically symptomatic respiratory illness, defined as clinical symptoms consistent with an RTI based on prespecified diagnostic criteria, with or without laboratory-confirmation of a pathogen. We plan to conduct pivotal clinical trials and to seek regulatory approval for commercialization of RTB101 in the United States and Europe. Separate pivotal trials may be conducted to support potential approvals in Japan and China. In some markets, we may collaborate with third parties for the development and commercialization of our product candidates.

Since our inception in July 2016, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing manufacturing capabilities; conducting clinical trials; and providing general and administrative support for these operations. To date, we have primarily financed our operations through the issuance and sale of our redeemable convertible preferred stock and our common stock. In March 2019, we completed an underwritten public offering. We received aggregate net proceeds from the offering of approximately $46.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,080,000 shares of common stock at the public offering price, less underwriting discounts and commissions. In April 2019, we sold an additional 487,934 shares of common stock at a price of $6.95 per share. We received aggregate net proceeds of approximately $3.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $37.6 million and $11.1 million, for the year ended December 31, 2018 and for the three months ended March 31, 2019, respectively. As of March 31, 2019, we had an accumulated deficit of $82.5 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We believe that our cash, cash equivalents and marketable securities as of March 31, 2019 will be sufficient to fund our operations through 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate or enter into collaborative agreements with third parties, which we expect will take a number of years and the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities and we do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Milestone payments to Novartis will be recorded as research and development expenses in our condensed consolidated statements of operations and comprehensive loss once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, we initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, we paid the related $0.3 million payment in May 2017. As of March 31, 2019, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached. In May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under the agreement.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$8,852	$8,106
General and administrative	2,839	2,094
Total operating expenses	11,691	10,200
Loss from operations	(11,691)	(10,200)
Other income, net	631	341
Loss before income taxes	(11,060)	(9,859)
Income tax expense	9	—
Net loss	$(11,069)	$(9,859)

Research and Development

Research and development expenses increased to $8.9 million for the three months ended March 31, 2019, and were primarily attributable to $4.5 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials $2.3 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.3 million of costs related to external consulting incurred to supplement our research and development personnel, and $1.8 million of personnel costs, including stock-based compensation. Research and development expenses were $8.1 million for the three months ended March 31, 2018, and were primarily attributable to $5.8 million of costs related to clinical trials, including the Phase 2b clinical trial, $1.0 million of costs related to contract research and supplies, $0.1 million of costs related to external consulting incurred to supplement our research and development personnel, and $1.0 million of personnel costs, including stock-based compensation.

General and Administrative

General and administrative expenses increased to $2.8 million for the three months ended March 31, 2019, and were primarily attributable to $1.4 million of personnel, including stock-based compensation, and $1.4 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $2.1 million for the three months ended March 31, 2018, and were primarily attributable to $1.3 million of personnel, including stock-based compensation, and $0.8 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $0.6 million for the three months ended March 31, 2019, and primarily consisted of interest income. Other income, net was $0.3 million for the three months ended March 31, 2018, and primarily consisted of interest income.

Liquidity, Capital Resources and Plan of Operations

In March 2019, we completed an underwritten public offering and received aggregate net proceeds of approximately $46.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,080,000 shares of common stock at the public offering price, less underwriting discounts and commissions. In April 2019, we sold an additional 487,934 shares of common stock at a price of $6.95 per share. We received aggregate net proceeds of approximately $3.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of shares of common stock and the sale of shares of our redeemable convertible preferred stock. As of March 31, 2019, we had $143.1 million in cash, cash equivalents, and marketable securities and an accumulated deficit of $82.5 million.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(12,049)	$(7,304)
Net cash used in investing activities	(34,628)	(278)
Net cash provided by financing activities	46,816	89,938
Net increase in cash and cash equivalents	$139	$82,356

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 was $12.0 million, consisting of a net loss of $11.1 million adjusted for noncash items including stock-based compensation expense of $0.7 million and accretion on marketable securities of $0.2 million. The change in our net operating assets and liabilities for the three months ended March 31, 2019 were due primarily to an decrease in accounts payable and accrued liabilities of $1.3 million primarily due to decreased clinical activities and an increase in prepaid expenses and other current assets of $0.1 million due to prepayments for our research and development activities. Cash used in operating activities for the three months ended March 31, 2018 was $7.3 million, consisting of a net loss of $9.9 million adjusted for noncash items including stock-based compensation expense of $1.2 million. The change in our net operating assets and liabilities for the three months ended March 31, 2018 were due primarily to an increase in accrued liabilities of $1.1 million primarily due to increased clinical activities and $0.5 million received from the Silverstein Foundation, which were partially offset by an increase in prepaid expenses and other current assets of $0.3 million due to prepayments for our research and development activities.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 was $34.6 million and consisted of $77.1 million for the purchases of marketable securities, partially offset by $42.5 million from maturities of marketable securities. Cash used in investing activities for the three months ended March 31, 2018 was $0.3 million and consisted of the purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $46.8 million, net of issuance costs, from the proceeds from the public offering completed in March 2019. Cash provided by financing activities for the three months ended March 31, 2018 was $89.9 million from the proceeds from the IPO, net of issuance costs paid in 2018.

Contractual Obligations and Other Commitments

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have during the previous periods, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission and do not have any holdings in variable interest entities.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Costs

We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided, and include these costs in accrued liabilities in our condensed consolidated balance sheets and within research and development expenses in our condensed consolidated statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We estimate the amount of work completed by third-party service providers through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. The majority of our service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make significant judgments and estimates in determining the accrued balance in each reporting period based on the facts and circumstances known at that time. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which intends to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU No. 2016-10, Revenue from Contracts with Customers (“ASC 606”). We are currently evaluating the impact that the adoption of ASU 2018-07 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $143.1 million, primarily invested in U.S. treasury securities and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date. As of March 31, 2019, substantially all of our total liabilities were denominated in the U.S. dollar.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 and 2018.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Finance concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

The matters discussed in this Quarterly Report on Form 10-Q include forward looking statements that involve risks and uncertainties. These statements are neither promises nor guarantees but are based on various assumptions by management regarding future circumstances, over many of which resTORbio has little or no control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in all of the other information included or incorporated in this report. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering of Common Stock

On January 30, 2018, we closed our initial public offering, in which we issued and sold 5,666,667 shares of common stock at a public offering price of $15.00 per share, and issued an additional 850,000 shares of common stock at a price of $15.00 per share pursuant to the exercise of the underwriters’ over-allotment option. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-222373), which was declared effective by the SEC on January 25, 2018. BofA Merrill Lynch, Leerink Partners, and Evercore ISI acted as joint book-running managers for the offering. Wedbush PacGrow acted as a co-manager for the offering. The aggregate gross proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were $97.8 million. The offering commenced on January 25, 2018 and did not terminate until the sale of all shares offered.

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

As of March 31, 2019, we estimate that we have used approximately $48.9 million of cash and cash equivalents since our initial public offering to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Second Amendment to Offer Letter, effective as of March 1, 2019, between the Company and Joan Mannick
10.2*	First Amendment to Office Lease, dated as of April 1, 2019, by and between the Company and 500 Boylston and 222 Berkeley Owner (DE) LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

RESTORBIO, INC.

Date: May 15, 2019	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: May 15, 2019	By:	/s/ John J. McCabe
John J. McCabe
Vice President, Finance (Principal financial and accounting officer)