Form 10-Q
period 2019-06-30
resTORbio, Inc.
filed 2019-08-14
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38359

resTORbio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3305277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Boylston Street, 13th Floor Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(857) 315-5521

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TORC	The Nasdaq Global Select Market

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

As of August 13, 2019, the registrant had 36,221,660 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

resTORbio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$21,371	$7,042
Marketable securities	111,425	100,986
Prepaid expenses	3,270	1,491
Other current assets	22	15
Total current assets	136,088	109,534
Restricted cash	245	84
Property and equipment, net	325	321
Total assets	$136,658	$109,939
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,242	$2,989
Accrued liabilities	1,464	2,727
Total current liabilities	9,706	5,716
Other liabilities	11	19
Total liabilities	9,717	5,735
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 35,817,393 and 28,055,344 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively; 35,817,393 and 28,054,344 shares vested as of June 30, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	227,561	175,635
Accumulated deficit	(100,794)	(71,393)
Accumulated other comprehensive gain (loss)	170	(41)
Total stockholders’ equity	126,941	104,204
Total liabilities and stockholders’ equity	$136,658	$109,939

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$16,553	$11,845	$25,405	$19,951
General and administrative	2,616	2,268	5,455	4,362
Total operating expenses	19,169	14,113	30,860	24,313
Loss from operations	(19,169)	(14,113)	(30,860)	(24,313)
Other income, net	847	522	1,478	863
Loss before income taxes	(18,322)	(13,591)	(29,382)	(23,450)
Income tax expense	10	—	19	—
Net loss	$(18,332)	$(13,591)	$(29,401)	$(23,450)
Net loss per share, basic and diluted	$(0.51)	$(0.48)	$(0.91)	$(0.95)
Weighted-average common shares used in computing net loss per share, basic and diluted	35,684,368	28,046,315	32,248,646	24,802,713
Other comprehensive gain (loss):
Net loss	$(18,332)	$(13,591)	$(29,401)	$(23,450)
Unrealized gain (loss) on marketable securities	138	(30)	211	(30)
Comprehensive loss	$(18,194)	$(13,621)	$(29,190)	$(23,480)

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Shareholders
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	28,054,344	$3	$175,635	$(71,393)	$(41)	$104,204
Issuance of common stock upon closing of public offering, net of issuance costs of $3,455	7,200,000	1	46,584	—	—	46,585
Vesting of restricted shares	500	—	1	—	—	1
Stock-based compensation expense	—	—	662	—	—	662
Net loss	—	—	—	(11,069)	—	(11,069)
Unrealized gain on marketable securities	—	—	—	-	73	73
Balance at March 31, 2019	35,254,844	4	222,881	(82,462)	32	140,455
Issuance of common stock upon closing of public offering, net of issuance costs of $228	487,934	—	3,163	—	—	3,163
Issuance of common stock pursuant to the at-the-market offering, net of issuance costs of $64	62,663	—	582	—	—	582
Vesting of restricted shares	500	—	—	—	—	—
Vesting of restricted stock units	4,423	—	(15)	—	—	(15)
Exercise of stock options	7,029	—	6	—	—	6
Stock-based compensation expense	—	—	944	—	—	944
Net loss	—	—	—	(18,332)	—	(18,332)
Unrealized gain on marketable securities	—	—	—	—	138	138
Balance at June 30, 2019	35,817,393	$4	$227,561	$(100,794)	$170	$126,941

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Shareholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2017	15,527,951	$41,674	4,792,716	$39,946	4,562,640	$1	$1,849	$(33,779)	$—	$(31,929)
Conversion of convertible preferred stock into common stock upon the closing of initial public offering	(15,527,951)	(41,674)	(4,792,716)	(39,946)	15,870,559	1	81,619	—	—	81,620
Issuance of common stock upon closing of initial public offering, net of issuance costs of $8,379	—	—	—	—	6,516,667	1	89,369	—	—	89,370
Vesting of restricted shares	—	—	—	—	1,096,449	—	865	—	—	865
Stock-based compensation expense	—	—	—	—	—	—	316	—	—	316
Net loss	—	—	—	—	—	—	—	(9,859)	—	(9,859)
Balance at March 31, 2018	—	—	—	—	28,046,315	3	174,018	(43,638)	—	130,383
Stock-based compensation expense	—	—	—	—	—	—	402	—	—	402
Net loss	—	—	—	—	—	—	—	(13,591)	—	(13,591)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(30)	(30)
Balance at June 30, 2018	—	$—	—	$—	28,046,315	$3	$174,420	$(57,229)	$(30)	$117,164

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(29,401)	$(23,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion on marketable securities	(625)	(57)
Depreciation and amortization expense	55	31
Stock-based compensation expense	1,607	1,583
Changes in operating assets and liabilities:
Restricted cash	(161)	(84)
Prepaid expenses and other current assets	(1,786)	(1,573)
Accounts payable	5,197	3,119
Accrued liabilities	(1,263)	2,819
Funding advance	—	500
Other liabilities	(8)	25
Net cash used in operating activities	(26,385)	(17,087)
Investing activities:
Purchases of property and equipment	(48)	(304)
Maturities of marketable securities	67,500	—
Purchases of marketable securities	(77,104)	(74,543)
Net cash used in investing activities	(9,652)	(74,847)
Financing activities:
Proceeds from public offering, net of issuance costs	49,748	89,938
Proceeds from at-the-market offering, net of issuance costs	627	—
Proceeds from exercise of stock options	(9)	—
Net cash provided by financing activities	50,366	89,938
Net increase (decrease) in cash and cash equivalents	14,329	(1,996)
Cash and cash equivalents at beginning of period	7,042	53,349
Cash and cash equivalents at end of period	$21,371	$51,353
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$11	$12
Conversion of redeemable convertible preferred stock into common stock	$—	$81,620
Issuance costs associated with at-the-market offering included in accounts payable	$45	$—

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

Since inception, the Company has been primarily involved in research and development activities. The Company devotes substantially all of its efforts to product research and development, initial market development and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, competition from other companies, the need for development of commercially viable products and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the life sciences industry, including regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, product liability, and dependence on third parties and key individuals.

Public Offering

On March 22, 2019, the Company completed an underwritten public offering, whereby the Company sold 7,200,000 shares of its common stock at a price of $6.95 per share. The aggregate net proceeds received by the Company from the offering were approximately $46.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of $3.5 million. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,080,000 shares of common stock at the public offering price, less underwriting discounts and commissions. On April 10, 2019, the Company sold an additional 487,934 shares of its common stock at a price of $6.95 per share. The aggregate net proceeds received by the Company were approximately $3.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of $0.2 million. The remainder of the option expired unexercised.

At-the-Market Offering

On February 1, 2019, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof (collectively, the “Securities”). The Company also simultaneously entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by the Company of up to an aggregate of $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. The Company will pay to the Sales Agents cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. In June 2019, based on settlement date, the Company sold approximately 63,000 shares of common stock at a weighted-average selling price of $10.30 per share in accordance with the Sales Agreement for aggregate net proceeds of $0.6 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and incurred issuance costs of approximately $45,000 related to legal, accounting, and other fees in connection with the sale. As of June 30, 2019, $49.4 million remained available for sale under the Controlled Equity Offering Sales Agreement.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $100.8 million as of June 30, 2019. As of June 30, 2019, the Company had $132.8 million of cash, cash equivalents, and marketable securities, which the Company believes will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of June 30, 2019 and the results of operations and cash flows for the interim periods ended June 30, 2019 and 2018. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019 (the “2018 Form 10-K”). Interim results are not necessarily indicative of results for a full year or for any other interim period. The condensed consolidated financial statements include the accounts of resTORbio, Inc. and its wholly owned subsidiary, resTORbio Securities Corp. All inter-company transactions and balances have been eliminated in consolidation.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the 2018 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2019.

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

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2019 (in thousands):

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Cash	$115	$115	$—	$—
Money market funds (included in cash and cash equivalents)	21,256	21,256	—	—
U.S. treasury securities (included in marketable securities)	111,425	111,425	—	—
Total	$132,796	$132,796	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2018 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$6,804	$6,804	$—	$—
U.S. treasury securities (included in cash and cash equivalents)	238	238	—	—
U.S. treasury securities (included in marketable securities)	100,986	100,986	—	—
Total	$108,028	$108,028	$—	$—

There have been no changes to the valuation methods utilized by the Company during the three and six months ended June 30, 2019 and 2018. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three and six months ended June 30, 2019 and 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company does not expect the impact of ASU 2016-18 to be material to its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”), which updates the guidance related to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2017-11 is effective for public entities for all annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the impact of ASU 2017-11 to be material to its consolidated financial statements.

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

3. Marketable Securities

As of June 30, 2019, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency securities and treasuries	$111,255	$170	$—	$111,425
Total	$111,255	$170	$—	$111,425

As of December 31, 2018, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency treasuries and securities	$101,027	$—	$41	$100,986
Total	$101,027	$—	$41	$100,986

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows (in thousands):

	June 30, 2019
	Amortized	Fair
	Cost	Value
Due in one year or less	$111,255	$111,425
Total	$111,255	$111,425

	December 31, 2018
	Amortized	Fair
	Cost	Value
Due in one year or less	$101,027	$100,986
Total	$101,027	$100,986

4. Property and equipment, net

Property and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Leasehold improvements	$68	$65
Machinery and equipment	38	38
Furniture and fixtures	219	194
Computers	107	76
Office equipment	11	11
Software	22	22
Total property and equipment	465	406
Less: accumulated depreciation	(140)	(85)
Property and equipment, net	$325	$321

Depreciation and amortization expense was $28,000 and $55,000 for the three and six months ended June 30, 2019, respectively. Depreciation and amortization expense was $22,000 and $31,000 for the three and six months ended June 30, 2018, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued payroll and related expenses	$1,021	$1,189
Accrued research and development expenses	299	1,028
Other	144	510
Total accrued liabilities	$1,464	$2,727

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

Milestone payments to Novartis are recorded as research and development expenses in the condensed consolidated statements of operations once achievement of each associated milestone has occurred. In May 2017, the Company initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, the Company paid the related $0.3 million payment in May 2017. In May 2019, the Company initiated a Phase 3 clinical trial for the first indication, triggering another milestone payment of $2.5 million under the agreement. As of June 30, 2019, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached.

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

For funds received under the Funding Agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the Silverstein Foundation. Funding that has been received by the Company in advance of incurring qualifying expenses is recorded in the condensed consolidated balance sheet as funding advance. No qualifying expenses were incurred during the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, $0.5 million qualifying expenses have been incurred. Therefore, all amounts received have been recorded as a reduction of the research and development expense.

8. Preferred Stock and Common Stock

As of June 30, 2019, the Company had 10,000,000 shares of preferred stock and 150,000,000 shares of common stock authorized. None of the authorized preferred stock and 35,817,393 shares of common stock were issued and outstanding as of June 30, 2019.

Reserve for future issuance

The Company has reserved the following number of shares of common stock for future issuance upon the exercise of options, vesting of restricted stock units or grant of equity awards:

	June 30, 2019	December 31, 2018
Options issued and outstanding	2,087,272	1,122,677
Unvested restricted stock units	18,720	24,960
Options available for future grants	1,501,171	1,350,582
Shares available for issuance under the 2018 ESPP	555,583	275,030
Total	4,162,746	2,773,249

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

In connection with the Company’s initial public offering completed in January 2018, the Board adopted and the Company’s stockholders approved the 2018 Stock Incentive Plan (“2018 Plan”), which became effective on the date immediately preceding the date on which the Company’s registration statement became effective. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2018 Plan. The number of shares of common stock that were initially reserved for issuance under the 2018 Plan were 2,200,260 shares. The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board. On January 1, 2019, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 Plan automatically increased from 2,200,260 to 3,322,473 shares.

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

Stock-based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$499	$101	$776	$726
General and administrative	444	301	830	857
Total stock-based compensation expense	$943	$402	$1,606	$1,583

Stock Options

The following table summarizes stock option activity under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
					(In thousands)
Outstanding, December 31, 2018	1,350,582	1,122,677	$11.63	9.22
Shares reserved for issuance	1,122,213
Options granted	(1,049,524)	1,049,524	8.30
Options exercised	—	(7,029)	0.79
Options cancelled	77,900	(77,900)	10.52
Outstanding, June 30, 2019	1,501,171	2,087,272	10.04	9.23	$3,167
Exercisable, June 30, 2019		274,954	11.19	8.51	457
Vested and expected to vest, June 30, 2019		2,087,272	10.04	9.23	3,167

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2019. A total of 7,029 options were exercised for cash proceeds of approximately $9,000 during the six months ended June 30, 2019.

During the six months ended June 30, 2019, the Company granted options to employees and directors to purchase an aggregate of 1,039,684 common shares with a weighted-average grant date fair value of $6.18 per share. During the six months ended June 30, 2019, the Company granted options to non-employees to purchase an aggregate of 9,840 common shares with a weighted-average grant date fair value of $5.79 per share. The expense related to options granted to employees and directors for the three and six months ended June 30, 2019 was $0.9 million and $1.5 million, respectively. The expense related to options granted to non-employees for the three and six months ended June 30, 2019 was $40,000 and $48,000. The expense related to options granted to employees and directors was $0.4 million and $0.7 million for the three and six months ended June 30, 2018, respectively. The expense related to options granted to non-employees was $24,000 and $27,000, for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, the total unrecognized compensation expense related to unvested options granted to employees and directors was $12.0 million, which the Company expects to recognize over an estimated weighted-average period of 3.11 years. As of June 30, 2019, the total unrecognized compensation expense related to unvested non-employee options was $0.2 million, which the Company expects to recognize over an estimated weighted-average period of 2.75 years.

The fair value of stock options for employees and non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employees and directors:
Fair value of common stock	$6.97 - $8.08	$8.57 - $9.91	$6.97 - $8.90	$8.57 - $15.45
Expected term (in years)	5.5 - 6.1	6.6	5.5 - 6.1	5.8 - 6.6
Expected volatility	94.5% - 104.8%	77.4% - 77.7%	93.7% - 104.8%	75.9% - 90.6%
Risk-free interest rate	1.9% - 2.4%	2.6% - 2.8%	1.9% - 2.6%	2.4% - 2.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Non-employees:
Fair value of common stock	$8.90 - $10.20	—	$6.82 - $10.20	$15.45
Expected term (in years)	8.0 - 9.7	—	8.0 - 10.0	10.0
Expected volatility	93.4% - 94.2%	—	90.0% - 94.9%	77.9%
Risk-free interest rate	1.9% - 2.1%	—	1.9% - 2.6%	2.7%
Expected dividend yield	0.0%	—	0.0%	0.0%

Restricted Stock

On April 17, 2018, the Company granted 2,000 shares of restricted stock to a consultant. The restrictions lapsed in four equal quarterly installments and were fully vested on the first anniversary of such grant. Compensation expenses of such unvested shares were remeasured at fair value until vested at each reporting date.

The summary of restricted stock activity and related information follows:

Number of Restricted Shares Outstanding
Unvested shares — December 31, 2018	1,000
Vested	(1,000)
Unvested shares — June 30, 2019	—

The Company recognized $2,000 and $4,000 of stock-based compensation expense related to restricted shares during the three and six months ended June 30, 2019, respectively. The Company recognized $10,000 and $0.9 million of stock-based compensation expense related to restricted shares during the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there was no unrecognized stock-based compensation expense related to unvested restricted stock. There were no restricted stock awards during the six months ended June 30, 2019.

Restricted Stock Units

In May 2018, the Company granted 24,960 restricted stock units to an employee with a grant date fair value of $9.03 per share.

The summary of restricted stock unit activity and related information follows:

Number of Restricted Stock Units Outstanding
Unvested shares — December 31, 2018	24,960
Granted	—
Vested	(6,240)
Unvested shares — June 30, 2019	18,720

The Company recognized $14,000 and $ 28,000 of stock-based compensation expense related to restricted stock units during the three and six months ended June 30, 2019, respectively. As of June 30, 2019, there was $0.2 million of unrecognized stock-based compensation expense related to unvested restricted stock units. This amount is expected to be recognized over a remaining weighted-average period of 2.89 years. There were no restricted stock units granted to employees or non-employees during the three and six months ended June 30, 2019. The Company recognized $6,000 of stock-based compensation expense related to restricted stock units during the three and six months ended June 30, 2018.

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

10. Commitments and Contingences

In April 2019, the Company amended its multi-year lease agreement to relocate its office space in Boston, Massachusetts under an operating lease agreement. The amended lease term is for a period of seven years from the date of relocation on August 1, 2019. The initial annual base rent of the relocation premises is $0.6 million per year, increasing 2% annually. In connection with the lease amendment, the Company issued a new cash-collateralized letter of credit for the benefit of the landlord in the amount of $0.2 million. Obligations to make future minimum lease payments are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2019	$380
2020	594
2021	606
2022	618
2023	630
Thereafter	1,686
Total	$4,514

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of June 30, 2019 and December 31, 2018.

11. Net Loss per Share

The Company computes basic and diluted losses per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class” method). Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of share-based awards. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and six months ended June 30, 2019 and 2018, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect (in common stock equivalent shares):

	As of June 30,
	2019	2018
Options issued and outstanding	2,087,272	667,590
Total	2,087,272	667,590

12. Related Party Transactions

Since the Company’s incorporation in July 2016, the Company has engaged in transactions with related parties.

The Company is a party to an intellectual property license agreement with Novartis. In addition, NIBR, an affiliate of Novartis, is a shareholder of the Company (See Note 6). In May 2019, the Company initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under the license agreement. No other payments have been made to Novartis during the three and six months ended June 30, 2019 and 2018.

The Company is a party to a Funding Agreement with the Silverstein Foundation, an entity in which one of the Company’s directors is a co-founder and current trustee. The Company received $0 from the Silverstein Foundation during the six months ended June 30, 2019 and $0 and $0.5 million during the three and six months ended June 30, 2018, respectively.

13. Subsequent Events

From July 1, 2019 through August 1, 2019, based on settlement date, the Company sold approximately 404,000 shares of common stock at a weighted-average selling price of $10.36 per share for aggregate net proceeds of $4.1 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent.

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

Overview

We are a clinical-stage biopharmaceutical company developing innovative medicines that target the biology of aging to prevent or treat aging-related diseases. Our lead program selectively inhibits the target of rapamycin complex 1, or TORC1, an evolutionarily conserved pathway that contributes to the decline in function of multiple organ systems. Our lead product candidate, RTB101, is an oral, selective, and potent inhibitor of TORC1. RTB101 inhibits the phosphorylation of multiple targets downstream of TORC1. TORC1 inhibition has been shown to be of therapeutic benefit in multiple aging-related conditions in preclinical species including immunosenescence (aging-related decline in immune function), suggesting potential benefits in several aging-related diseases. In two Phase 2 clinical trials that enrolled more than 900 older adults, RTB101 was observed to improve immune function by upregulation of pan-antiviral gene expression and to reduce the incidence of respiratory tract infections, or RTIs. In May 2019, we initiated our Phase 3 program to evaluate the safety and efficacy of RTB101 in decreasing the percent of older adults with clinically symptomatic respiratory illness, defined as clinical symptoms consistent with an RTI based on prespecified diagnostic criteria, with or without laboratory-confirmation of a pathogen. Our PROTECTOR Phase 3 program includes two randomized, double-blind, placebo-controlled clinical trials that will evaluate RTB101 10 mg given orally once daily for 16 weeks during winter cold and flu season to adults 65 years of age and older, excluding current smokers and chronic obstructive pulmonary disease, or COPD, patients. The primary endpoint is the reduction in the percentage of subjects with clinically symptomatic respiratory illness with or without laboratory-confirmation of a pathogen. PROTECTOR 1, the first Phase 3 clinical trial, currently ongoing in the southern hemisphere has completed enrollment of 1,024 patients and we expect to announce top-line data from this Phase 3 study by early first quarter of 2020. PROTECTOR 2, the second Phase 3 clinical trial, is planned to begin in the northern hemisphere in the fourth quarter of 2019 and is expected to enroll approximately 1,600 patients. Based on current enrollment expectations for PROTECTOR 2, we expect top-line data from this study in mid-2020.

In April of 2019, we initiated a Phase 1b/2a clinical trial of RTB101 alone or in combination with sirolimus in Parkinson’s disease, or PD. PD is a progressive neurodegenerative disease that affects approximately 7.5 million people worldwide. The incidence of PD increases rapidly in people 60 years of age and older, with a mean age at diagnosis of 70.5 years. Glucocerebrosidase, or GBA1, gene mutations are the most common of the currently known PD genetic mutations and up to 10 percent of people with PD in the United States carry it. Patients with PD develop shaking, rigidity, slowness of movement and difficulty walking. PD may be attributed in part to neuronal damage caused by the accumulation within neurons of abnormal aggregates containing the protein α-synuclein. Preclinical studies in mouse models of PD have shown that mTOR inhibition can induce autophagy, reduce α-synuclein accumulation and decrease neuronal cell death. Therefore, induction of autophagy with RTB101 in combination with a rapalog, such as sirolimus, may have therapeutic benefit for patients with PD. The four-week, multicenter, 2:1 randomized, double-blind, placebo-controlled Phase 1b/2a trial is evaluating the safety and tolerability of RTB101 alone or in combination with sirolimus in PD. We plan to enroll 45 patients with mild to moderate PD who are already on standard-of-care therapy, including those with and without glucocerebrosidase mutations. Patients are expected to be enrolled into five cohorts and dosed once-weekly with RTB101 300 mg alone or in combination with three dose levels of sirolimus (2 mg, 4 mg and 6 mg). The planned primary endpoint of the trial is safety and tolerability, and secondary endpoints will include exposure in blood, plasma and cerebrospinal fluid, or CSF. The planned exploratory endpoints include biomarkers in plasma and CSF, and various clinical assessments. We expect data from this trial in 2020.

The decline in immune function that occurs during aging, or immunosenescence, increases susceptibility to a variety of diseases, including RTIs, that significantly contribute to morbidity and mortality in older adults. Our initial focus is on the development of RTB101 as a first-in-class immunotherapy designed to improve immune function and thereby reduce illness associated with RTIs in older adults regardless of the causative pathogen. Our TORC1 immunotherapy approach is supported by two randomized, placebo-controlled Phase 2 clinical trials which enrolled more than 900 older adults and provided statistically significant (defined as nominal p < 0.05) and clinically meaningful results. In 2018, we reported results from our exploratory dose-ranging, randomized, placebo-controlled Phase 2b clinical trial in 652 elderly patients at increased risk of RTI-associated morbidity and mortality defined as aged 85 and over, or 65-84 with one or more comorbidities including: asthma, COPD, type 2 diabetes mellitus, or T2DM, or current smoker. The results from this trial demonstrated a statistically significant and clinically meaningful 30.6% reduction in the percentage of patients with one or more laboratory-confirmed RTIs, the primary endpoint of the trial, in the RTB101 10 mg once daily cohort compared to the placebo cohort. Prespecified analyses of the patient populations enrolled in the trial demonstrated (i) a statistically significant 52.1% reduction in the percentage of patients with severe laboratory-confirmed RTI symptoms in the RTB101 10 mg once daily cohort compared to the placebo cohort, (ii) a statistically significant 66.7%, 68.9%, and 25.3% reduction in the prespecified endpoint of patients 85 and older, 65 and older with asthma and 65 and older with T2DM, respectively, with one or more laboratory-confirmed RTIs in the RTB101 10 mg once daily cohort compared to the placebo cohort, and (iii) no reduction in the incidence of laboratory-confirmed RTIs in patients who were current smokers or with COPD in the RTB101 10 mg once daily cohort compared to the placebo cohort. The lack of efficacy observed in current smokers and patients with COPD is consistent with preclinical data suggesting that mTOR inhibition exacerbates cigarette smoke-induced lung inflammation in COPD. The combination of RTB101 + everolimus and the RTB101 10 mg twice daily did not meet the primary endpoint, suggesting that less TORC1 inhibition with RTB101 10 mg once daily may be more beneficial for reducing the incidence of RTIs in high risk older adults. We believe the collective results from our Phase 2a and Phase 2b clinical trials that enrolled more than 900 older adults suggest that RTB101 10 mg once daily, if successfully developed and approved, may improve the function of the aging immune system and reduce the incidence of clinically symptomatic respiratory illness in older adults. In our Phase 3 program, we are enrolling subjects 65 and older, excluding current smokers and COPD patients.

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

The reduced ability of older adults to effectively detect and fight infections is most commonly manifested in their susceptibility to RTIs and the negative effects such infections have on their overall health. RTIs are the fourth leading cause of hospitalization in people age 65 and over, and the seventh leading cause of death in people age 65 and over, contributing to high healthcare costs that are three to five times higher than for the older population than for the younger population. Furthermore, antibiotics, which are ineffective against viruses, are often prescribed indiscriminately to treat RTIs, which may cause side effects and contribute to the growing global problem of antibiotic resistance. As people aged 65 years and older represent the fastest growing population in the world, we believe there is significant unmet medical need for innovative therapeutic options for reducing the incidence of RTIs by improving the function of the aging immune system.

We believe our approach to addressing RTIs in older adults possesses several clinical and commercial advantages. Our TORC1 program offers an immunotherapy approach that has the potential to address a broad range of viral and bacterial pathogens. Statistically significant and clinically meaningful reductions in RTI incidence were observed in our Phase 2a and Phase 2b clinical trials with RTB101 10 mg once daily. We believe the risk-to-benefit ratio of our program observed in clinical studies to date is well-suited for the older adult population due to the following observations: our oral product candidates were well-tolerated in elderly subjects, none of the participants in the active treatment arms experienced a serious adverse event that was related to the study drug, and the doses being investigated in our Phase 2b clinical trial were 60 to 240 times lower than maximum tolerated doses established in prior clinical trials for other indications. In May 2019, we initiated our Phase 3 program to evaluate the safety and efficacy of RTB101 in decreasing the percent of older adults with clinically symptomatic respiratory illness, defined as clinical symptoms consistent with an RTI based on prespecified diagnostic criteria, with or without laboratory-confirmation of a pathogen. We plan to conduct pivotal clinical trials and to seek regulatory approval for commercialization of RTB101 in the United States and Europe. Separate pivotal trials may be conducted to support potential approvals in Japan and China. In some markets, we may collaborate with third parties for the development and commercialization of our product candidates.

Since our inception in July 2016, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing manufacturing capabilities; conducting clinical trials; and providing general and administrative support for these operations. To date, we have primarily financed our operations through the issuance and sale of our redeemable convertible preferred stock and our common stock. In March 2019, we completed an underwritten public offering. We received aggregate net proceeds from the offering of approximately $46.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,080,000 shares of common stock at the public offering price, less underwriting discounts and commissions. In April 2019, the underwriters exercised their option and purchased an additional 487,934 shares of common stock at a price of $6.95 per share. We received aggregate net proceeds of approximately $3.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. On February 1, 2019, we filed a Registration Statement on Form S-3 (the “Shelf” with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof (collectively, the “Securities”). We also simultaneously entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), to provide for the offering, issuance, and sale up to an aggregate of $50.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. In June 2019, we sold approximately 63,000 shares of common stock at a weighted-average selling price of $10.30 per share in accordance with the Sales Agreement for aggregate net proceeds of $0.6 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and incurred issuance costs of approximately $0.1 million related to legal, accounting, and other fees in connection with the sale As of June 30, 2019, $49.4 million remained available for sale under the Controlled Equity Offering Sales Agreement.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $37.6 million and $29.4 million, for the year ended December 31, 2018 and for the six months ended June 30, 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $100.8 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop and seek regulatory approval for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, including completing our Phase 3 program;
•	expand our pipeline of potential product candidates, including the initiation of at least one additional proof of concept trial in an additional indication;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	hire additional clinical, scientific, management and administrative personnel;
•	ultimately establish a sales, marketing and distribution infrastructure or collaborate with third parties to commercialize any drugs for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other assets and technologies; and
•

add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts and our transition to operating as a public company.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2019 will be sufficient to fund our operations through 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate or enter into collaborative agreements with third parties, which we expect will take a number of years and the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities and we do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Milestone payments to Novartis are recorded as research and development expenses in our condensed consolidated statements of operations and comprehensive loss once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, we initiated a Phase 2b clinical trial for the first indication, triggering the first milestone payment under the agreement. Accordingly, we paid the related $0.3 million payment in May 2017. In May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under the agreement. As of June 30, 2019, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached.

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

We expense all research and development costs in the period in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018
Operating expenses:
Research and development	$16,553	$11,845
General and administrative	2,615	2,268
Total operating expenses	19,169	14,113
Loss from operations	(19,169)	(14,113)
Other income, net	847	522
Loss before income taxes	(18,322)	(13,591)
Income tax expense	10	—
Net loss	$(18,332)	$(13,591)

Research and Development

Research and development expenses increased to $16.6 million for the three months ended June 30, 2019, and were primarily attributable to $9.1 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, $2.6 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.3 million of costs related to external consulting incurred to supplement our research and development personnel, and $2.0 million of personnel costs, including stock-based compensation. In addition, in May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under our license agreement with NIBR. Research and development expenses were $11.8 million for the three months ended June 30, 2018 and were primarily attributable to $8.9 million of costs related to clinical trials, including the Phase 2b clinical trial, $1.9 million of costs related to contract research and supplies, $0.2 million of costs related to external consulting incurred to supplement our research and development personnel, and $0.8 million of personnel costs, including stock-based compensation.

General and Administrative

General and administrative expenses increased to $2.6 million for the three months ended June 30, 2019, and were primarily attributable to $1.5 million of personnel, including stock-based compensation, and $1.1 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $2.3 million for the three months ended June 30, 2018, and were primarily attributable to $1.4 million of personnel, including stock-based compensation, and $0.8 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $0.8 million for the three months ended June 30, 2019, and primarily consisted of interest income. Other income, net was $0.5 million for the three months ended June 30, 2018, and primarily consisted of interest income.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
Operating expenses:
Research and development	$25,405	$19,951
General and administrative	5,455	4,362
Total operating expenses	30,860	24,313
Loss from operations	(30,860)	(24,313)
Other income, net	1,478	863
Loss before income taxes	(29,382)	(23,450)
Income tax expense	19	—
Net loss	$(29,401)	$(23,450)

Research and Development

Research and development expenses increased to $25.4 million for the six months ended June 30, 2019, and were primarily attributable to $13.6 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials $4.9 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.6 million of costs related to external consulting incurred to supplement our research and development personnel, and $3.8 million of personnel costs, including stock-based compensation. In addition, in May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under our license agreement with NIBR. Research and development expenses were $20.0 million for the six months ended June 30, 2018 and were primarily attributable to $14.7 million of costs related to clinical trials, including the Phase 2b clinical trial, $3.0 million of costs related to contract research and supplies, $0.3 million of costs related to external consulting incurred to supplement our research and development personnel, and $1.9 million of personnel costs, including stock-based compensation.

General and Administrative

General and administrative expenses increased to $5.5 million for the six months ended June 30, 2019, and were primarily attributable to $2.9 million of personnel, including stock-based compensation, and $2.6 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $4.4 million for the six months ended June 30, 2018, and were primarily attributable to $2.8 million of personnel, including stock-based compensation, and $1.6 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $1.5 million for the six months ended June 30, 2019, and primarily consisted of interest income. Other income, net was $0.9 million for the six months ended June 30, 2018, and primarily consisted of interest income.

Liquidity, Capital Resources and Plan of Operations

In March 2019, we completed an underwritten public offering and received aggregate net proceeds of approximately $46.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,080,000 shares of common stock at the public offering price, less underwriting discounts and commissions. In April 2019, the underwriters exercised their option and purchased an additional 487,934 shares of common stock at a price of $6.95 per share. We received aggregate net proceeds of approximately $3.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

On February 1, 2019, we entered into the Sales Agreement with the Sales Agents, to provide for the offering, issuance and sale by the Company of up to an aggregate of $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. In June 2019, we sold approximately 63,000 shares of common stock at a weighted-average selling price of $10.30 per share in accordance with the Sales Agreement for aggregate gross proceeds of $0.6 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and incurred issuance costs of approximately $45,000 related to legal, accounting, and other fees in connection with the sale. As of June 30, 2019, $49.4 million remained available for sale under the Controlled Equity Offering Sales Agreement.

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of shares of common stock and the sale of shares of our redeemable convertible preferred stock. As of June 30, 2019, we had $132.8 million in cash, cash equivalents, and marketable securities and an accumulated deficit of $100.8 million.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(26,385)	$(17,087)
Net cash used in investing activities	(9,652)	(74,847)
Net cash provided by financing activities	50,366	89,938
Net increase (decrease) in cash and cash equivalents	$14,329	$(1,996)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $26.4 million, consisting of a net loss of $29.4 million adjusted for noncash items including stock-based compensation expense of $1.6 million and accretion on marketable securities of $0.6 million. The change in our net operating assets and liabilities for the six months ended June 30, 2019 were due primarily to an increase in accounts payable and accrued liabilities of $4.0 million and an increase in prepaid expenses and other current assets of $1.8 million primarily due to an increase in clinical activities. In addition, in connection with the lease amendment, we issued a new cash-collateralized letter of credit for the benefit of the landlord in the amount of $0.2 million. Cash used in operating activities for the six months ended June 30, 2018 was $17.1 million, consisting of a net loss of $23.5 million adjusted for noncash items including stock-based compensation expense of $1.6 million. The change in our net operating assets and liabilities from the six months ended June 30, 2018 were due primarily to an increase in accounts payable and accrued liabilities of $5.9 million primarily due to increased clinical activities and $0.5 million received from the Silverstein Foundation, which were partially offset by an increase in prepaid expenses and other current assets of $1.6 million due to prepayments for our research and development activities.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was $9.7 million and consisted of $77.1 million for the purchases of marketable securities, partially offset by $67.5 million from maturities of marketable securities. Cash used in investing activities for the six months ended June 30, 2018 was $74.8 million and consisted of the purchases of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $50.4 million, which consists of $49.7 million, net of issuance costs, from the proceeds from the public offering completed in March and April 2019 and $0.6 million, net of issuance costs, from the proceeds from the at-the-market sales completed in June 2019. Cash provided by financing activities for the six months ended June 30, 2018 was $89.9 million from the proceeds from the IPO, net of issuance costs paid in 2018.

Contractual Obligations and Other Commitments

As a smaller reporting company, we are not required to provide the disclosure required by Item 303(a)(5) of Regulation S-K.

Off-Balance Sheet Arrangements

We did not have during the previous periods, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the Securities and Exchange Commission and do not have any holdings in variable interest entities.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Costs

We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include these costs in accrued liabilities in our condensed consolidated balance sheets and within research and development expenses in our condensed consolidated statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We estimate the amount of work completed by third-party service providers through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. The majority of our service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make significant judgments and estimates in determining the accrued balance in each reporting period based on the facts and circumstances known at that time. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, or ASU 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. We do not expect the impact of ASU 2016-18 to be material to our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features, or ASU 2017-11, which updates the guidance related to the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. Under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share, or EPS, in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2017-11 is effective for public entities for all annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We do not expect the impact of ASU 2017-11 will be material to our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $132.8 million, primarily invested in U.S. treasury securities and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date. As of June 30, 2019, substantially all of our total liabilities were denominated in the U.S. dollar.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2019 and 2018.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Finance concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering of Common Stock

On January 30, 2018, we closed our initial public offering, in which we issued and sold 5,666,667 shares of common stock at a public offering price of $15.00 per share and issued an additional 850,000 shares of common stock at a price of $15.00 per share pursuant to the exercise of the underwriters’ over-allotment option. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-222373), which was declared effective by the SEC on January 25, 2018. BofA Merrill Lynch, Leerink Partners, and Evercore ISI acted as joint book-running managers for the offering. Wedbush PacGrow acted as a co-manager for the offering. The aggregate gross proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were $97.8 million. The offering commenced on January 25, 2018 and did not terminate until the sale of all shares offered.

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

As of June 30, 2019, we estimate that we have used approximately $60.0 million of cash and cash equivalents since our initial public offering to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	First Amendment to Office Lease, dated as of April 1, 2019, be and between the Company and 500 Boylston and 222 Berkeley Owner (DE) LLC
10.2**	Employment Agreement, dated as of May 8, 2019, between the Company and Lloyd Klickstein
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with the Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 001-38359)
**	Filed herewith.
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

RESTORBIO, INC.

Date: August 14, 2019	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: August 14, 2019	By:	/s/ John J. McCabe
John J. McCabe
Vice President, Finance (Principal financial and accounting officer)