Form 10-Q
period 2019-09-30
resTORbio, Inc.
filed 2019-11-05
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(857) 315-5528

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

As of November 1, 2019, the registrant had 36,443,631 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018	3
	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019, June 30, 2019, and September 30, 2019	4
	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2018, June 30, 2018, and September 30, 2018	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
PART II.	OTHER INFORMATION	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		32

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

•	our ongoing and future clinical trials for RTB101 alone or in combination with rapalogs, such as everolimus or sirolimus, whether conducted by us or by any future collaborators;
•	the timing of initiation and the anticipated results of our ongoing and future clinical trials for RTB101 alone or in combination with rapalogs, such as everolimus or sirolimus;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive regulatory approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional product candidates with significant commercial potential;
•	our plans to enter into collaborations for the development and commercialization of product candidates;
•	the potential benefits of any future collaboration;
•	our expectations related to the use of cash, cash equivalents and marketable securities;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	developments relating to our competitors and our industry; and
•	the impact of government laws and regulations.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

resTORbio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$23,621	$7,042
Marketable securities	93,641	100,986
Prepaid expenses	3,998	1,491
Other current assets	21	15
Total current assets	121,281	109,534
Restricted cash	245	84
Property and equipment, net	437	321
Total assets	$121,963	$109,939
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,973	$2,989
Accrued liabilities	2,220	2,727
Total current liabilities	12,193	5,716
Other liabilities	6	19
Total liabilities	12,199	5,735
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 36,443,631 and 28,055,344 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; 36,443,631 and 28,054,344 shares vested as of September 30, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	234,893	175,635
Accumulated deficit	(125,242)	(71,393)
Accumulated other comprehensive gain (loss)	109	(41)
Total stockholders’ equity	109,764	104,204
Total liabilities and stockholders’ equity	$121,963	$109,939

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$22,118	$6,765	$47,523	$26,716
General and administrative	3,043	2,267	8,498	6,629
Total operating expenses	25,161	9,032	56,021	33,345
Loss from operations	(25,161)	(9,032)	(56,021)	(33,345)
Other income, net	725	625	2,203	1,488
Loss before income taxes	(24,436)	(8,407)	(53,818)	(31,857)
Income tax expense	12	—	31	—
Net loss	$(24,448)	$(8,407)	$(53,849)	$(31,857)
Net loss per share, basic and diluted	$(0.68)	$(0.30)	$(1.51)	$(1.23)
Weighted-average common shares used in computing net loss per share, basic and diluted	36,217,040	28,046,723	35,585,980	25,895,933
Other comprehensive gain (loss):
Net loss	$(24,448)	$(8,407)	$(53,849)	$(31,857)
Unrealized (loss) gain on marketable securities	(61)	(46)	150	(76)
Comprehensive loss	$(24,509)	$(8,453)	$(53,699)	$(31,933)

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Shareholders
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	28,054,344	$3	$175,635	$(71,393)	$(41)	$104,204
Issuance of common stock upon closing of public offering, net of issuance costs of $3,455	7,200,000	1	46,584	—	—	46,585
Vesting of restricted shares	500	—	1	—	—	1
Stock-based compensation expense	—	—	662	—	—	662
Net loss	—	—	—	(11,069)	—	(11,069)
Unrealized gain on marketable securities	—	—	—	—	73	73
Balance at March 31, 2019	35,254,844	4	222,882	(82,462)	32	140,456
Issuance of common stock upon closing of public offering, net of issuance costs of $228	487,934	—	3,163	—	—	3,163
Issuance of common stock pursuant to the at-the-market offering, net of issuance costs of $64	62,663	—	582	—	—	582
Vesting of restricted shares	500	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld for taxes	4,423	—	(15)	—	—	(15)
Exercise of stock options	7,029	—	6	—	—	6
Stock-based compensation expense	—	—	944	—	—	944
Net loss	—	—	—	(18,332)	—	(18,332)
Unrealized gain on marketable securities	—	—	—	—	138	138
Balance at June 30, 2019	35,817,393	4	227,561	(100,794)	170	126,941
Issuance of common stock pursuant to the at-the-market offering, net of issuance costs of $221	625,137	—	6,135	—	—	6,135
Vesting of restricted stock units, net of shares withheld for taxes	1,101	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	1,202	—	—	1,202
Net loss	—	—	—	(24,448)	—	(24,448)
Unrealized loss on marketable securities	—	—	—	—	(61)	(61)
Balance at September 30, 2019	36,443,631	$4	$234,893	$(125,242)	$109	$109,764

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Shareholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2017	15,527,951	$41,674	4,792,716	$39,946	4,562,640	$1	$1,849	$(33,779)	$—	$(31,929)
Conversion of convertible preferred stock into common stock upon the closing of initial public offering	(15,527,951)	(41,674)	(4,792,716)	(39,946)	15,870,559	1	81,619	—	—	81,620
Issuance of common stock upon closing of initial public offering, net of issuance costs of $8,379	—	—	—	—	6,516,667	1	89,369	—	—	89,370
Vesting of restricted shares	—	—	—	—	1,096,449	—	865	—	—	865
Stock-based compensation expense	—	—	—	—	—	—	316	—	—	316
Net loss	—	—	—	—	—	—	—	(9,859)	—	(9,859)
Balance at March 31, 2018	—	—	—	—	28,046,315	3	174,018	(43,638)	—	130,383
Stock-based compensation expense	—	—	—	—	—	—	402	—	—	402
Net loss	—	—	—	—	—	—	—	(13,591)	—	(13,591)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(30)	(30)
Balance at June 30, 2018	—	—	—	—	28,046,315	3	174,420	(57,229)	(30)	117,164
Vesting of restricted shares	—	—	—	—	500	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	629	—	—	629
Net loss	—	—	—	—	—	—	—	(8,407)	—	(8,407)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(46)	(46)
Balance at September 30, 2018	—	$—	—	$—	28,046,815	$3	$175,049	$(65,636)	$(76)	$109,340

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(53,849)	$(31,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion on marketable securities	(901)	(305)
Depreciation and amortization expense	90	55
Loss on disposal of property and equipment	35	—
Stock-based compensation expense	2,808	2,212
Changes in operating assets and liabilities:
Restricted cash	(161)	(84)
Prepaid expenses and other current assets	(2,513)	(769)
Accounts payable	6,975	2,807
Accrued liabilities	(507)	(386)
Funding advance	—	500
Other liabilities	(13)	22
Net cash used in operating activities	(48,036)	(27,805)
Investing activities:
Purchases of property and equipment	(241)	(333)
Maturities of marketable securities	105,500	—
Purchases of marketable securities	(97,104)	(92,293)
Net cash provided by (used in) investing activities	8,155	(92,626)
Financing activities:
Proceeds from public offering, net of issuance costs	49,748	89,938
Proceeds from at-the-market offering, net of issuance costs	6,726	—
Taxes paid related to net share settlement of restricted stock units	(20)	—
Proceeds from exercising stock options	6	—
Net cash provided by financing activities	56,460	89,938
Net increase (decrease) in cash and cash equivalents	16,579	(30,493)
Cash and cash equivalents at beginning of period	7,042	53,349
Cash and cash equivalents at end of period	$23,621	$22,856
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$2
Conversion of redeemable convertible preferred stock into common stock	$—	$81,620
Issuance costs associated with at-the-market offering included in accounts payable	$9	$—

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

At-the-Market Offering

On February 1, 2019, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof (collectively, the “Securities”). The Company also simultaneously entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by the Company of up to an aggregate of $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. The Company will pay to the Sales Agents cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. Beginning in June 2019 through September 30, 2019, based on settlement date, the Company sold approximately 688,000 shares of common stock at a weighted-average selling price of $10.18 per share in accordance with the Sales Agreement for aggregate net proceeds of $6.7 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and incurred issuance costs of approximately $75,000 related to legal, accounting, and other fees in connection with the sale. As of September 30, 2019, $43.0 million remained available for sale under the Sales Agreement.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $125.2 million as of September 30, 2019. As of September 30, 2019, the Company had $117.3 million of cash, cash equivalents, and marketable securities, which the Company believes will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of September 30, 2019 and the results of operations and cash flows for the interim periods ended September 30, 2019 and 2018. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019 (the “2018 Form 10-K”). Interim results are not necessarily indicative of results for a full year or for any other interim period. The condensed consolidated financial statements include the accounts of resTORbio, Inc. and its wholly owned subsidiary, resTORbio Securities Corp. All inter-company transactions and balances have been eliminated in consolidation.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the 2018 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2019.

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

The following table summarizes assets measured at fair value on a recurring basis at September 30, 2019 (in thousands):

		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Cash	$8	$8	$—	$—
Money market funds (included in cash and cash equivalents)	23,613	23,613	—	—
U.S. treasury securities (included in marketable securities)	93,641	93,641	—	—
Total	$117,262	$117,262	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2018 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$6,804	$6,804	$—	$—
U.S. treasury securities (included in cash and cash equivalents)	238	238	—	—
U.S. treasury securities (included in marketable securities)	100,986	100,986	—	—
Total	$108,028	$108,028	$—	$—

There have been no changes to the valuation methods utilized by the Company during the three and nine months ended September 30, 2019 and 2018. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three and nine months ended September 30, 2019 and 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in the balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is expected to have an impact on the amount of the Company’s assets and liabilities presented. The Company expects to utilize the new transition method described in ASU No. 2018-11 and use the effective date as the Company’s date of initial application for the new standard. The Company expects to elect the available package of practical expedients in transition which would allow it to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. As of September 30, 2019, the Company has not elected to early adopt the guidance or determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company expects to adopt the new standard as of December 31, 2019 and does not expect the impact of ASU 2016-18 to be material to its consolidated financial statements.

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

3. Marketable Securities

As of September 30, 2019, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency securities and treasuries	$93,532	$109	$—	$93,641
Total	$93,532	$109	$—	$93,641

As of December 31, 2018, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency securities and treasuries	$101,027	$—	$(41)	$100,986
Total	$101,027	$—	$(41)	$100,986

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows (in thousands):

	September 30, 2019
	Amortized	Fair
	Cost	Value
Due in one year or less	$93,532	$93,641
Total	$93,532	$93,641

	December 31, 2018
	Amortized	Fair
	Cost	Value
Due in one year or less	$101,027	$100,986
Total	$101,027	$100,986

4. Property and equipment, net

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Leasehold improvements	$—	$65
Machinery and equipment	38	38
Furniture and fixtures	397	194
Computers	111	76
Office equipment	11	11
Software	22	22
Total property and equipment	579	406
Less: accumulated depreciation and amortization	(142)	(85)
Property and equipment, net	$437	$321

Depreciation and amortization expense was $34,000 and $90,000 for the three and nine months ended September 30, 2019, respectively. Depreciation and amortization expense was $24,000 and $55,000 for the three and nine months ended September 30, 2018, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Accrued payroll and related expenses	$1,533	$1,189
Accrued research and development expenses	514	1,028
Other	173	510
Total accrued liabilities	$2,220	$2,727

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

As initial consideration for the license, the Company issued Novartis Institutes for Biomedical Research, Inc., or NIBR, 2,587,992 shares of our Series A preferred Stock. As additional consideration for the license, the Company is required to pay up to an aggregate of $4.3 million upon the satisfaction of clinical milestones, up to an aggregate of $24 million upon the satisfaction of regulatory milestones for the first indication approved, and up to an aggregate of $18 million upon the satisfaction of regulatory milestones for the second indication approved. In addition, the Company is required to pay up to an aggregate of $125 million upon the satisfaction of commercial milestones, based on the amount of annual net sales. The Company is also required to pay tiered royalties ranging from a mid single-digit percentage to a low teen-digit percentage on annual net sales of products. These royalty obligations last on a product-by-product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a Novartis patent covering a subject product, (ii) the expiration of any regulatory exclusivity for the subject product in a country, or (iii) the 10th anniversary of the first commercial sale in the country, and are subject to a reduction after the expiration of the last valid claim of a Novartis patent or the introduction of a generic equivalent of a product in a country.

Milestone payments to Novartis are recorded as research and development expenses in the condensed consolidated statements of operations once achievement of each associated milestone is considered probable. In May 2017, the Company initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, the Company paid the related $0.3 million payment in May 2017. In May 2019, the Company initiated a Phase 3 clinical trial for the first indication, triggering another milestone payment of $2.5 million under the agreement. As of September 30, 2019, none of the remaining clinical milestones, regulatory milestones, sales milestones, or royalties is probable.

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

For funds received under the Funding Agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the Silverstein Foundation. Funding that has been received by the Company in advance of incurring qualifying expenses is recorded in the condensed consolidated balance sheet as funding advance. No qualifying expenses were incurred during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, $0.5 million qualifying expenses have been incurred. Therefore, all amounts received have been recorded as a reduction of the research and development expense.

8. Preferred Stock and Common Stock

As of September 30, 2019, the Company had 10,000,000 shares of preferred stock and 150,000,000 shares of common stock authorized. None of the authorized preferred stock and 36,443,631 shares of common stock were issued and outstanding as of September 30, 2019.

Reserve for future issuance

The Company has reserved the following number of shares of common stock for future issuance upon the exercise of options, vesting of restricted stock units or grant of equity awards:

	September 30, 2019	December 31, 2018
Options issued and outstanding	2,285,322	1,122,677
Unvested restricted stock units	17,160	24,960
Options available for future grants	1,303,121	1,350,582
Shares available for issuance under the 2018 ESPP	555,583	275,030
Total	4,161,186	2,773,249

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

Stock-based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$633	$229	$1,409	$955
General and administrative	569	400	1,399	1,257
Total stock-based compensation expense	$1,202	$629	$2,808	$2,212

Stock Options

The following table summarizes stock option activity under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
					(In thousands)
Outstanding, December 31, 2018	1,350,582	1,122,677	$11.63	9.22
Shares reserved for issuance	1,122,213
Options granted	(1,286,524)	1,286,524	8.66
Options exercised	—	(7,029)	0.79
Options cancelled	116,850	(116,850)	10.25
Outstanding, September 30, 2019	1,303,121	2,285,322	10.05	9.05	$1,360
Exercisable, September 30, 2019		373,574	11.40	8.33	387
Vested and expected to vest, September 30, 2019		2,285,322	8.63	9.05	1,360

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2019. A total of 7,029 options were exercised for cash proceeds of approximately $6,000 during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company granted options to employees and directors to purchase an aggregate of 1,276,684 common shares with a weighted-average grant date fair value of $6.69 per share. During the nine months ended September 30, 2019, the Company granted options to non-employees to purchase an aggregate of 9,840 common shares with a weighted-average grant date fair value of $7.61 per share. The expense related to options granted to employees and directors for the three and nine months ended September 30, 2019 was $1.2 million and $2.7 million, respectively. The expense related to options granted to non-employees for the three and nine months ended September 30, 2019 was $18,000 and $66,000, respectively. The expense related to options granted to employees and directors was $0.6 million and $1.2 million for the three and nine months ended September 30, 2018, respectively. The expense related to options granted to non-employees was $37,000 and $64,000, for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, the total unrecognized compensation expense related to unvested options granted to employees and directors was $12.5 million, which the Company expects to recognize over an estimated weighted-average period of 3.00 years. As of September 30, 2019, the total unrecognized compensation expense related to unvested non-employee options was $0.2 million, which the Company expects to recognize over an estimated weighted-average period of 2.39 years.

The fair value of stock options for employees and non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employees and directors:
Fair value of common stock	$9.36 - $10.66	$9.03 - $13.94	$6.97 - $10.66	$8.57 - $15.45
Expected term (in years)	6.1	5.9 - 6.1	5.5 - 6.1	5.8 - 6.6
Expected volatility	92.4% - 92.6%	89.8% - 90.6%	92.4% - 104.8%	75.9% - 90.6%
Risk-free interest rate	1.4% - 1.8%	2.8% - 2.9%	1.4% - 2.6%	2.4% - 2.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Non-employees:
Fair value of common stock	$8.84 - $10.26	—	$6.82 - $10.26	$15.45
Expected term (in years)	7.7 - 9.5	—	7.7 - 10.0	10.0
Expected volatility	89.7% - 90.8%	—	89.7% - 94.2%	77.9%
Risk-free interest rate	1.7% - 1.9%	—	1.7% - 2.6%	2.7%
Expected dividend yield	0.0%	—	0.0%	0.0%

Restricted Stock

On April 17, 2018, the Company granted 2,000 shares of restricted stock to a consultant. The restrictions lapsed in four equal quarterly installments and were fully vested on the first anniversary of such grant. Compensation expenses of such unvested shares were remeasured at fair value until vested at each reporting date.

The summary of restricted stock activity and related information follows:

Number of Restricted Shares Outstanding
Unvested shares — December 31, 2018	1,000
Vested	(1,000)
Unvested shares — September 30, 2019	—

The Company recognized $0 and $4,000 of stock-based compensation expense related to restricted shares during the three and nine months ended September 30, 2019, respectively. The Company recognized $11,000 and $0.9 million of stock-based compensation expense related to restricted shares during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was no unrecognized stock-based compensation expense related to unvested restricted stock. There were no restricted stock awards issued during the nine months ended September 30, 2019.

Restricted Stock Units

In May 2018, the Company granted 24,960 restricted stock units to an employee with a grant date fair value of $9.03 per share.

The summary of restricted stock unit activity and related information follows:

Number of Restricted Stock Units Outstanding
Unvested shares — December 31, 2018	24,960
Granted	—
Vested	(7,800)
Unvested shares — September 30, 2019	17,160

The Company recognized $14,000 and $42,000 of stock-based compensation expense related to restricted stock units during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, there was $0.1 million of unrecognized stock-based compensation expense related to unvested restricted stock units. This amount is expected to be recognized over a remaining weighted-average period of 2.64 years. There were no restricted stock units granted to employees or non-employees during the three and nine months ended September 30, 2019. The Company recognized $14,000 and $20,000 of stock-based compensation expense related to restricted stock units during the three and nine months ended September 30, 2018, respectively.

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

Minimum Lease Payments
Remainder of 2019	$147
2020	594
2021	606
2022	618
2023	630
Thereafter	1,686
Total	$4,281

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of September 30, 2019 and December 31, 2018.

11. Net Loss per Share

The Company computes basic and diluted losses per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class” method). Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of share-based awards. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and nine months ended September 30, 2019 and 2018, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect (in common stock equivalent shares):

	As of September 30,
	2019	2018
Options issued and outstanding	2,285,322	667,590
Unvested restricted stock units	17,160	24,960
Total	2,302,482	692,550

12. Related Party Transactions

Since the Company’s incorporation in July 2016, the Company has engaged in transactions with related parties.

The Company is a party to an intellectual property license agreement with Novartis. In addition, NIBR, an affiliate of Novartis, is a shareholder of the Company (See Note 6). In May 2019, the Company initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under the license agreement. No other payments have been made to Novartis during the three and nine months ended September 30, 2019 and 2018.

The Company is a party to a Funding Agreement with the Silverstein Foundation, an entity in which one of the Company’s directors is a co-founder and current trustee. The Company received $0 from the Silverstein Foundation during the nine months ended September 30, 2019 and $0 and $0.5 million during the three and nine months ended September 30, 2018, respectively.

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

The reduced ability of older adults to effectively detect and fight infections is most commonly manifested in their susceptibility to RTIs and the negative effects such infections have on their overall health. RTIs are the fourth leading cause of hospitalization in people age 65 and over, and the eighth leading cause of death in people age 65 and over, contributing to high healthcare costs that are three to five times higher than for the older population than for the younger population. Furthermore, antibiotics, which are ineffective against viruses, are often prescribed indiscriminately to treat RTIs, which may cause side effects and contribute to the growing global problem of antibiotic resistance. As people aged 65 years and older represent the fastest growing population in the world, we believe there is significant unmet medical need for innovative therapeutic options for reducing the incidence of RTIs by improving the function of the aging immune system.

We believe our approach to addressing RTIs in older adults possesses several clinical and commercial advantages. Our TORC1 program offers an immunotherapy approach that has the potential to address a broad range of viral and bacterial pathogens. Statistically significant and clinically meaningful reductions in RTI incidence were observed in our Phase 2a and Phase 2b clinical trials with RTB101 10 mg once daily. We believe the risk-to-benefit ratio of our program observed in clinical studies to date is well-suited for the older adult population due to the following observations: our oral product candidates were well-tolerated in elderly subjects, none of the participants in the active treatment arms experienced a serious adverse event that was related to the study drug, and the doses investigated in our Phase 2b clinical trial were 60 to 240 times lower than maximum tolerated doses established in prior clinical trials for other indications. In May 2019, we initiated our Phase 3 program to evaluate the safety and efficacy of RTB101 in decreasing the percent of older adults with clinically symptomatic respiratory illness, defined as clinical symptoms consistent with an RTI based on prespecified diagnostic criteria, with or without laboratory-confirmation of a pathogen. We plan to conduct pivotal clinical trials and to seek regulatory approval for commercialization of RTB101 in the United States and Europe. Separate pivotal trials may be conducted to support potential approvals in Japan and China. In some markets, we may collaborate with third parties for the development and commercialization of our product candidates.

Since our inception in July 2016, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing manufacturing capabilities; conducting clinical trials; and providing general and administrative support for these operations. To date, we have primarily financed our operations through the issuance and sale of our redeemable convertible preferred stock and our common stock. In March 2019, we completed an underwritten public offering. We received aggregate net proceeds from the offering of approximately $46.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,080,000 shares of common stock at the public offering price, less underwriting discounts and commissions. In April 2019, the underwriters exercised their option and purchased an additional 487,934 shares of common stock at a price of $6.95 per share. We received aggregate net proceeds of approximately $3.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. On February 1, 2019, we filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof (collectively, the “Securities”). We also simultaneously entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), to provide for the offering, issuance, and sale up to an aggregate of $50.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. Beginning in June 2019 through September 30, 2019, we sold approximately 688,000 shares of common stock at a weighted-average selling price of $10.18 per share in accordance with the Sales Agreement for aggregate net proceeds of $6.7 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and incurred issuance costs of approximately $75,000 related to legal, accounting, and other fees in connection with the sale As of September 30, 2019, $43.0 million remained available for sale under the Sales Agreement.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $37.6 million and $53.7 million, for the year ended December 31, 2018 and for the nine months ended September 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $125.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•

invest significantly to further develop and seek regulatory approval for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, including completing our PROTECTOR Phase 3 program;

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

We believe that our cash, cash equivalents and marketable securities as of September 30, 2019 will be sufficient to fund our operations through 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate or enter into collaborative agreements with third parties, which we expect will take a number of years and the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities and we do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Novartis License Agreement

On March 23, 2017, we entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), pursuant to which we were granted an exclusive, field-restricted, worldwide license to certain intellectual property rights owned or controlled by Novartis, including patents, patent applications, proprietary information, know-how and other intellectual property, to develop, commercialize and sell one or more therapeutic products comprising RTB101 or RTB101 and everolimus in a fixed dose combination. Under the license agreement, we have been licensed a patent portfolio of ten patent families directed to composition of matter of RTB101 and its salts, formulations of everolimus and methods of using RTB101 and everolimus to enhance the immune response among others. The exclusive field for RTB101 under the license agreement is for the treatment, prevention and diagnosis of diseases and other conditions in all indications in humans and animals.

As initial consideration for the license, we issued Novartis Institutes for Biomedical Research, Inc., (“NIBR”) 2,587,992 shares of our Series A Preferred Stock.

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

Milestone payments to Novartis are recorded as research and development expenses in our condensed consolidated statements of operations and comprehensive loss once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, we initiated a Phase 2b clinical trial for the first indication, triggering the first milestone payment under the agreement. Accordingly, we paid the related $0.3 million payment in May 2017. In May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under the agreement. As of September 30, 2019, none of the remaining clinical milestones, regulatory milestones, sales milestones, or royalties was probable.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$22,118	$6,765
General and administrative	3,043	2,267
Total operating expenses	25,161	9,032
Loss from operations	(25,161)	(9,032)
Other income, net	725	625
Loss before income taxes	(24,436)	(8,407)
Income tax expense	12	—
Net loss	$(24,448)	$(8,407)

Research and Development

Research and development expenses increased to $22.1 million for the three months ended September 30, 2019, and were primarily attributable to $17.0 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, including the ongoing Phase 3 clinical program, $2.0 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.5 million of costs related to external consulting incurred to supplement our research and development personnel, and $2.6 million of personnel costs, including stock-based compensation. Research and development expenses were $6.8 million for the three months ended September 30, 2018 and were primarily attributable to $2.6 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, including the Phase 2b clinical trial, $2.7 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.4 million of costs related to external consulting incurred to supplement our research and development personnel, and $1.1 million of personnel costs, including stock-based compensation.

General and Administrative

General and administrative expenses increased to $3.0 million for the three months ended September 30, 2019, and were primarily attributable to $1.7 million of personnel, including stock-based compensation, and $1.3 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $2.3 million for the three months ended September 30, 2018, and were primarily attributable to $1.3 million of personnel, including stock-based compensation, and $1.0 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $0.7 million for the three months ended September 30, 2019, and primarily consisted of interest income. Other income, net was $0.6 million for the three months ended September 30, 2018, and primarily consisted of interest income.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$47,523	$26,716
General and administrative	8,498	6,629
Total operating expenses	56,021	33,345
Loss from operations	(56,021)	(33,345)
Other income, net	2,203	1,488
Loss before income taxes	(53,818)	(31,857)
Income tax expense	31	—
Net loss	$(53,849)	$(31,857)

Research and Development

Research and development expenses increased to $47.5 million for the nine months ended September 30, 2019, and were primarily attributable to $30.6 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, including the ongoing Phase 3 clinical program, $6.9 million of costs related to preclinical studies and the production of preclinical and clinical materials, $1.1 million of costs related to external consulting incurred to supplement our research and development personnel, and $6.4 million of personnel costs, including stock-based compensation. In addition, in May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under our license agreement with NIBR. Research and development expenses were $26.7 million for the nine months ended September 30, 2018 and were primarily attributable to $17.3 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, including the Phase 2b clinical trial, $5.6 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.7 million of costs related to external consulting incurred to supplement our research and development personnel, and $3.0 million of personnel costs, including stock-based compensation.

General and Administrative

General and administrative expenses increased to $8.5 million for the nine months ended September 30, 2019, and were primarily attributable to $4.6 million of personnel, including stock-based compensation, and $3.9 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $6.6 million for the nine months ended September 30, 2018, and were primarily attributable to $4.0 million of personnel, including stock-based compensation, and $2.6 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $2.2 million for the nine months ended September 30, 2019, and primarily consisted of interest income. Other income, net was $1.5 million for the nine months ended September 30, 2018, and primarily consisted of interest income.

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

On February 1, 2019, we entered into the Sales Agreement with the Sales Agents, to provide for the offering, issuance and sale by the Company of up to an aggregate of $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. Beginning in June 2019 through September 30, 2019, we sold approximately 688,000 shares of common stock at a weighted-average selling price of $10.18 per share in accordance with the Sales Agreement for aggregate net proceeds of $6.7 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and incurred issuance costs of approximately $75,000 related to legal, accounting, and other fees in connection with the sale. As of September 30, 2019, $43.0 million remained available for sale under the Sales Agreement.

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of shares of common stock and the sale of shares of our redeemable convertible preferred stock. As of September 30, 2019, we had $117.3 million in cash, cash equivalents, and marketable securities and an accumulated deficit of $125.2 million.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2020, including the completion of our pivotal PROTECTOR Phase 3 program for RTB101. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidate through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. Accordingly, we will continue to seek funds through equity or debt financings, collaborative or other arrangements, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(48,036)	$(27,805)
Net cash provided by (used in) investing activities	8,155	(92,626)
Net cash provided by financing activities	56,460	89,938
Net increase (decrease) in cash and cash equivalents	$16,579	$(30,493)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $48.0 million, consisting of a net loss of $53.8 million adjusted for noncash items including stock-based compensation expense of $2.8 million and accretion on marketable securities of $0.9 million. The change in our net operating assets and liabilities for the nine months ended September 30, 2019 were due primarily to an increase in accounts payable and accrued liabilities of $6.5 million and an increase in prepaid expenses and other current assets of $2.5 million primarily due to an increase in clinical activities. In addition, in connection with a lease amendment associated with our office space in Boston, we issued a new cash-collateralized letter of credit for the benefit of the landlord in the amount of $0.2 million. Cash used in operating activities for the nine months ended September 30, 2018 was $27.8 million, consisting of a net loss of $31.9 million adjusted for noncash items including stock-based compensation expense of $2.2 million. The change in our net operating assets and liabilities for the nine months ended September 30, 2018 were due primarily to an increase in accounts payable and accrued liabilities of $2.4 million primarily due to increased clinical activities and $0.5 million received from the Silverstein Foundation, which were partially offset by an increase in prepaid expenses and other current assets of $0.8 million due to prepayments for our research and development activities.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2019 was $8.2 million and consisted of $105.5 million from maturities of marketable securities, partially offset by $97.1 million for the purchases of marketable securities and $0.2 million for the purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2018 was $92.6 million consisted of $92.3 million for the purchases of marketable securities and $0.3 million for the purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $56.5 million, which consists of $49.7 million, net of issuance costs, from the proceeds from the public offering completed in March and April 2019 and $6.7 million, net of issuance costs, from the proceeds from the at-the-market sales completed from June 2019 through September 2019. Cash provided by financing activities for the nine months ended September 30, 2018 was $89.9 million from the proceeds from the IPO, net of issuance costs paid in 2018.

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

Recently Issued and Adopted Accounting Pronouncements

For additional information, please read Recently Issued Accounting Pronouncements in Note 2, Summary of Significant Accounting Policies of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $117.3 million, primarily invested in U.S. treasury securities and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date. As of September 30, 2019, substantially all of our total liabilities were denominated in the U.S. dollar.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2019 and 2018.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Finance concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

As of September 30, 2019, we estimate that we have used approximately $81.8 million of cash and cash equivalents since our initial public offering to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Amendment No. 2 to License Agreement, dated August 20, 2019, by and between the Registrant and Novartis International Pharmaceutical Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

RESTORBIO, INC.

Date: November 5, 2019	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: November 5, 2019	By:	/s/ John J. McCabe
John J. McCabe
Vice President, Finance (Principal financial and accounting officer)