Form 10-K
period 2019-12-31
resTORbio, Inc.
filed 2020-03-12
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38359

resTORbio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3305277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Boylston Street, 13th Floor

Boston, MA 02116

(857) 315-5528

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐ Yes    ☒ No

As of June 28, 2019, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $277.5 million based on a closing price of $10.20 per share as quoted by The Nasdaq Global Select Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2020 there were 36,445,751 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2020 annual meeting of shareholders, scheduled to be held on May 6, 2020 which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

•	our ongoing and future clinical trials for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, whether conducted by us or by any future collaborators
•	the timing of initiation and the anticipated results of our ongoing and future clinical trials of RTB101 alone or in combination with rapalogs, such as everolimus or sirolimus;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive regulatory approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional product candidates with significant commercial potential;
•	our plans to enter into collaborations for the development and commercialization of product candidates;
•	the potential benefits of any future collaboration;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	developments relating to our competitors and our industry; and
•	the impact of government laws and regulations.

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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing innovative medicines that target the biology of aging to prevent or treat age-related diseases with the potential to extend healthy lifespan. Our lead program selectively inhibits the target of rapamycin complex 1, or TORC1, an evolutionarily conserved pathway that contributes to the age-related decline in function of multiple organ systems. Our lead product candidate, RTB101, is an oral, selective, and potent inhibitor of TORC1. RTB101 inhibits the phosphorylation of multiple targets downstream of TORC1. Inhibition of TORC1 has been observed to extend lifespan and healthspan in aging preclinical species and to enhance immune, neurologic and cardiac functions, suggesting potential benefits in several aging-related diseases. In April of 2019, we initiated a Phase 1b/2a clinical trial of RTB101 alone or in combination with sirolimus in Parkinson’s disease, or PD. The ongoing multicenter, 2:1 randomized, double-blind, placebo-controlled Phase 1b/2a trial is evaluating the safety and tolerability of RTB101 alone or in combination with escalating doses of sirolimus (2 mg, 4 mg and 6 mg) once weekly for 4 weeks in patients with PD. To date, patients have completed enrollment in four cohorts and completed dosing in three cohorts: once weekly with 300 mg of RTB101 alone; 2 mg of sirolimus alone; and a combination of 300 mg RTB101 and 2 mg of sirolimus. Results of an interim study analysis demonstrated that all 3 dosing regimens were well tolerated and RTB101 300 mg once weekly was observed to cross the blood brain barrier. Sirolimus at the dose of 2 mg, alone or in combination with RTB101, was not detected in the CSF. Data from the first three cohorts in the study suggest that the concentrations of RTB101 observed in the CSF four hours after dosing were highest when RTB101 was given as a monotherapy. We expect the full data from this trial by mid-2020.

RTB101 was previously in development for preventing clinically symptomatic respiratory illness in adults age 65 and older. On November 15, 2019, we announced that top line data from the PROTECTOR 1 Phase 3 study, evaluating the safety and efficacy of RTB101 in preventing clinically symptomatic respiratory illness in adults age 65 and older, did not meet its primary endpoint and that we have stopped the development of RTB101 for clinically symptomatic respiratory illness.

We licensed the worldwide rights to our TORC1 program, including RTB101 alone or in combination with everolimus, from Novartis International Pharmaceutical Ltd., or Novartis, in March 2017. Our management team includes our co-founders, Chen Schor, who serves as our President and Chief Executive Officer, Joan Mannick, M.D., who serves as our Chief Medical Officer, Lloyd Klickstein, M.D., Ph.D., who serves as our Chief Scientific Officer, and additional veterans in drug development and discovery, with executive experience in leading global pharmaceutical companies. Dr. Mannick led the TORC1 clinical program at Novartis Institutes for Biomedical Research, Inc., or NIBR, prior to our in-licensing of the program.

In addition, we have retained JMP Securities LLC as a financial advisor to assist us in our evaluation of a broad range of strategic alternatives to enhance stockholder value, including additional capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving us. There is no assurance that the review of strategic alternatives will result in us changing our business plan, pursuing any particular transaction, or, if we pursue any such transaction, that it will be completed.

Our Strategy

Our goal is to be a leading biopharmaceutical company focused on treating aging-related diseases. We strive to maintain a leadership position in the TORC1 inhibitor class of pharmaceutical products for aging-related diseases. The key elements of our strategy to achieve this goal include:

•

Rapidly advance our TORC1 program to improve and address the function of multiple aging organ systems, including neurologic function. We initiated our Phase 1b/2a clinical trial of RTB101 in combination with sirolimus in PD. PD is a progressive neurodegenerative disease that affects approximately 7.5 million people worldwide. The incidence of PD increases rapidly in people 60 years of age and older, with a mean age at diagnosis of 70.5 years. Patients with PD develop shaking, rigidity, slowness of movement and difficulty walking. PD may be attributed in part to neuronal damage caused by the accumulation within neurons of abnormal aggregates containing the protein α -synuclein. Preclinical studies in mouse models of PD conducted by third parties have shown that TORC1 inhibition can induce autophagy, reduce α-synuclein accumulation and decrease neuronal cell death. Research indicates that inhibition of TORC1 may alter multiple cellular pathways that culminate in improved protein recycling and decreased lipid synthesis, impacting key pathobiology of PD. The goal of this study is to take the first step in bringing treatments aimed at targeting TORC1 to patients with PD by understanding the safety, tolerability, and pharmacokinetics of TORC1 inhibitors in this patient population with a high unmet need for disease-modifying therapies. In preclinical studies, catalytic TORC1 inhibitors including RTB101 in combination with allosteric TORC1 inhibitors such as sirolimus have been shown to synergistically inhibit TORC1 and lower the dose of catalytic inhibitors required to achieve maximal activation of autophagy. Therefore, we believe the induction of autophagy with RTB101 alone or in combination with sirolimus may have therapeutic benefit for patients with PD.

•

Develop our TORC1 program for additional indications. We also may develop RTB101 for the treatment of additional aging-related diseases based on preclinical and clinical evidence on the effects of TORC1 inhibition.

•

Commercialize our product candidates in the United States and potentially collaborate with others globally to maximize their commercial value. We plan to directly commercialize our product candidates in the United States with a sales force. In other markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates. We believe there are significant opportunities to market RTB101, if approved, in Europe and Japan, which we may choose to pursue in collaboration with others.

•

Maintain and grow a robust intellectual property portfolio in the field of TORC1 inhibition for aging-related diseases. We have an exclusive license to ten patent families directed to compositions of matter, methods of use and formulations covering RTB101 alone or in combination with everolimus and have filed additional method of use patent applications. We intend to aggressively pursue and maintain broad intellectual property protection for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, or other compounds for the prevention or treatment of aging-related diseases through U.S. and international patents.

•

Acquire or in-license product candidates that enhance our global leadership position. We may acquire or in-license other product candidates targeting TORC1 and other pathways that regulate aging to support our goal to be the leading biopharmaceutical company focused on the treatment of aging-related diseases.

•

Strategic Alternatives. We have retained JMP Securities LLC as a financial advisor to assist us in our evaluation of a broad range of strategic alternatives to enhance stockholder value, including additional capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction.

Our Product Pipeline

The following table summarizes key information about our product candidates.

* For PD, we may be required to file an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or FDA, prior to initiating Phase 2 clinical trials in the United States.

** For neurodegenerative diseases and diseases associated with TORC1 hyperactivation, subject to review by the FDA, we believe we may have the ability to initiate Phase 2 clinical trials without the need to conduct additional Phase 1 trials.

Aging and its Regulation by the mTOR Pathway

Advances in the scientific understanding of aging have until recently been limited, despite high growth in the elderly population

The elderly are the fastest growing population around the globe. According to the U.S. Census Bureau, the population age 65 and older in the United States is expected to double by 2050 compared to 2012 estimates. According to global census data, there are nearly 150 million people age 65 and older, and approximately 20 million people age 85 years and older in the United States, the major European countries and Japan. Despite age being the major risk factor for multiple chronic diseases, we believe few therapies are being developed to target aging biology, and none have been approved.

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

We believe TORC1 inhibition may have therapeutic benefit in multiple aging-related diseases. Preclinical studies suggest that key mechanisms involved in the anti-aging effects of TORC1 inhibition include improved stem cell function, increased autophagy, increased expression of mitochondrial proteins that are important for energy production, decreased adiposity and increased expression of proteins that are responsible for cellular maintenance and repair. Based on preclinical data, these biological effects have the potential to improve multiple aging-related pathologies including decreased autophagy and accumulation of damaged proteins. Autophagy is the process in which a cell breaks down and recycles damaged cellular components, including damaged and aggregated proteins. Preclinical data suggests that an aging-associated decrease in autophagy leads to the accumulation of toxic proteins and may result in aging-associated pathologies such as neurodegeneration.

Neurodegenerative Diseases and Parkinson’s Disease in the Elderly

Potential for TORC1 inhibition to ameliorate levodopa-induced dyskinesia and to be neuroprotective in Parkinson’s disease patients

Preclinical studies of RTB101 in rodent models of PD conducted by third parties have shown that mTOR inhibition can induce autophagy, reduce α-synuclein accumulation and decrease neuronal cell death. Therefore, we believe induction of autophagy with RTB101 alone or in combination with a rapalog has the potential to be a disease modifying therapy in PD. Moreover, inhibition of TORC1 may have additional benefit in PD patients by alleviating levodopa-induced dyskinesia, or LID. LID is a distressing side-effect of levodopa treatment that causes patients to experience involuntary movements. Polymorphisms in the mTOR gene in patients with PD have been linked to increased susceptibility to developing LID. In preclinical PD models, inhibition of TORC1 activity has been shown to alleviate LID symptoms. Together, these data suggest that TORC1 inhibition may be beneficial to PD patients both for prevention of disease progression, by virtue of direct effects on autophagy in the brain, and for amelioration of secondary symptoms created by treatment with levodopa, the mainstay of current therapy.

Parkinson’s disease

PD is a progressive neurodegenerative disease that affects approximately 7.5 million people worldwide. The incidence of PD increases rapidly in people 60 years of age and older, with a mean age at diagnosis of 70.5 years. Patients with PD develop shaking, rigidity, slowness of movement and difficulty walking. PD may be attributed in part to neuronal damage caused by the accumulation in brain cells of abnormal aggregates, in the case of PD, containing the protein α-synuclein. Preclinical studies in mouse models of PD have shown that mTOR inhibition can induce autophagy, reduce α-synuclein accumulation and decrease neuronal cell death. Therefore, induction of autophagy with RTB101 alone or in combination with a rapalog may have therapeutic benefit for patients with PD.

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

Our TORC1 program includes evaluation of RTB101 alone because we believe RTB101 monotherapy can effectively inhibit phosphorylation of multiple downstream signaling nodes of TORC1, including S6K, 4EBP1 and Ulk1, that are key drivers of TORC1 downstream activity. Decreased phosphorylation of S6K leads to decreased activity, while decreased phosphorylation of 4EBP1 and Ulk1 leads to increased activity. We believe RTB101 alone consistently inhibits more downstream signaling nodes of TORC1 than a rapalog, such as everolimus or sirolimus, alone. Therefore, we believe RTB101 alone has the potential to inhibit the targets downstream of TORC1 needed to induce autophagy and have disease modifying effects in PD as well as to alleviate levodopa-induced dyskinesia.

Our TORC1 program also includes evaluation of RTB101 in combination with a rapalog, such as everolimus or sirolimus, as the combination of catalytic and allosteric inhibitors synergistically inhibit TORC1. We believe rapalogs, such as everolimus and sirolimus, may induce a conformation change in TORC1 that allows lower concentrations of RTB101 to inhibit TORC1. It was observed in preclinical in vitro studies that RTB101 and everolimus at the comparable doses that we are evaluating in our clinical trials synergistically inhibit S6K and 4EBP1 phosphorylation and induce autophagy. The synergy of RTB101 with everolimus or sirolimus, as measured by Bliss synergy scoring, was up to 150% in those studies. Bliss scores in excess of 30% are considered to be high. Preclinical and clinical data suggest that RTB101 monotherapy alone or in combination with sirolimus may achieve concentrations in the CNS sufficient to inhibit TORC1 and have potential therapeutic benefit in patients with neurodegenerative diseases such as PD. Accordingly, our TORC1 program includes evaluation of both RTB101 alone and in combination with a rapalog, such as everolimus or sirolimus.

Clinical Development of RTB101

RTB101 was previously in development for preventing clinically symptomatic respiratory illness in adults age 65 and older. On November 15, 2019, we announced that top line data from the PROTECTOR 1 Phase 3 study, evaluating the safety and efficacy of RTB101 in preventing clinically symptomatic respiratory illness in adults age 65 and older, did not meet its primary endpoint and that we have stopped the development of RTB101 for clinically symptomatic respiratory illness.

Phase 1b/2a Clinical Development

In April of 2019, we initiated a Phase 1b/2a clinical trial of RTB101 alone or in combination with sirolimus in PD. The four-week, multicenter, 2:1 randomized, double-blind, placebo-controlled Phase 1b/2a trial is evaluating the safety and tolerability of RTB101 alone or in combination with sirolimus in PD. We plan to enroll 45 patients with mild to moderate PD who are already on standard-of-care therapy. Patients are expected to be enrolled into five cohorts and dosed once weekly with RTB101 300 mg alone or in combination with three dose levels of sirolimus (2 mg, 4 mg and 6 mg). The primary endpoint of the trial is safety and tolerability, and secondary endpoints include exposure in blood, plasma and cerebrospinal fluid, or CSF. The exploratory endpoints include biomarkers in plasma and CSF, and various clinical assessments. To date, patients have completed enrollment in four cohorts and completed dosing in three cohorts: once weekly with 300 mg of RTB101 alone; 2 mg of sirolimus alone; and a combination of 300 mg RTB101 and 2 mg of sirolimus. Results of an interim study analysis demonstrated that all 3 dosing regimens were well tolerated and RTB101 300 mg once weekly was observed to cross the blood brain barrier. Sirolimus at the dose of 2 mg, alone or in combination with RTB101, was not detected in the CSF. Data from the first three cohorts in the study suggest that the concentrations of RTB101 observed in the CSF four hours after dosing were highest when RTB101 was given as a monotherapy. We expect the full data from this trial by mid-2020.

Other Potential Indications for Our TORC1 Program

We may evaluate RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, or other drugs for the treatment of additional neurologic indications, such as Huntington’s disease and Alzheimer’s disease.

Huntington’s disease

Huntington’s disease, or HD, is a disease that affects neurons in the brain and causes movement, psychiatric and cognitive impairment. HD is caused by mutations in a gene encoding protein called huntingtin. Mutant huntingtin forms aggregate in neurons and cause the neurons to degenerate. The mutant huntingtin aggregates can be cleared from neurons by a process called autophagy in which cells remove and recycle intracellular debris including protein aggregates. Preclinical data from brain slices in a HD mouse model has shown that RTB101 in combination with a rapalog, such as everolimus or sirolimus, synergize to prevent neurodegeneration, likely by inducing autophagy and clearing mutant huntingtin aggregates. We believe these findings support the potential that RTB101 in combination with a rapalog, such as everolimus or sirolimus, could have therapeutic benefit for the treatment of HD. We currently have no plans to develop RTB101 for HD without a partner.

Alzheimer’s disease

Alzheimer’s disease, or AD, is an irreversible, progressive brain disorder that affects neurons in the brain and results in loss of memory and thinking skills. AD is currently ranked the sixth leading cause of death in the US, and a major risk factor is aging. There is no cure for AD. Amyloid plaques, neurofibrillary tangles and inflammation are characteristic of the disease. In preclinical models of AD, RTB101 has been shown to reverse changes in inflammatory cytokines, decrease microglial activation or proliferation, and improve memory deficits. We believe these findings support the potential that RTB101 could have therapeutic benefit for the treatment of AD. We currently have no plans to develop RTB101 for AD without a partner.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, including RTB101, their methods of use, related technology, and other inventions that are important to our business. We licensed a patent portfolio of ten patent families from Novartis. See “—License Agreement with Novartis.” As of March 11, 2020, one family within this patent portfolio covering compositions of matter has 45 issuances in 34 countries; and has six pending applications in five counties. Our issued patents and pending applications with respect to RTB101 are expected to expire in 2031 or 2032, (depending on eligibility for patent term extension or supplementary protection). Additional pending applications are expected to expire between 2034 and 2039, exclusive of possible patent term adjustments or extensions.

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

License Agreement with Novartis

In March 2017, we entered into a license agreement with Novartis, pursuant to which we were granted an exclusive, field-restricted, worldwide license to certain intellectual property rights owned or controlled by Novartis, including patents, patent applications, proprietary information, know-how and other intellectual property, to develop, commercialize and sell one or more therapeutic products comprising RTB101 alone or RTB101 and everolimus in a fixed dose combination. Under the license agreement, we have been licensed a patent portfolio of ten patent families directed to composition of matter of RTB101 and its salts, formulations of everolimus and methods of using RTB101 and everolimus to enhance the immune response among others. These families include certain granted patents and pending patent applications in the United States and foreign jurisdictions, including Canada, the United Kingdom, Germany, France, Italy, Spain, Russia, Japan, Korea and China. Patents in these families will begin expiring in 2026, subject to possible patent term extensions. We believe that patent term extension and the potential grant of certain pending patent applications may provide exclusivity for RTB101 and RTB101 in combination with everolimus until 2039 in the United States and the major European markets.

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

Sales and Marketing

We hold worldwide commercialization rights to our product candidates. We do not have our own marketing, sales or distribution capabilities. In order to commercialize our product candidate if approved for commercial sale, we must either develop a sales and marketing infrastructure or collaborate with third parties that have sales and marketing experience. We plan to directly commercialize our product candidates in the United States with a focused sales force. For some indications, we may also directly commercialize our product candidates in the European Union, or the EU. In other markets or for certain indications outside the United States for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates.

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

We are aware of other companies that are potential competitors for prevention or treatment of aging-associated pathologies such as neurodegeneration. Companies pursuing prevention or treatment of aging-associated pathologies such as neurodegeneration in PD include: Denali Therapeutics, Inc., Acorda Therapeutics, Inc., Prothena Biosciences, Inc., Takeda Pharmaceutical Company (formerly Shire plc), Affiris AG, Biogen Inc., Inflazome Ltd., Casma Therapeutics, Inc., Neuropore Therapies, Inc., Caraway Therapeutics, Inc. (previously called Rheostat Therapeutics), Selphagy Therapeutics Inc., and others. Companies pursuing treatments for levodopa-induced dyskinesia in PD include: VistaGen Therapeutics, Inc., Prilienia Therapeutics, Inc., IRLAB Therapeutics AB, Neurolixis Inc, and others.

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

Accordingly, our competitors may be more successful than us in obtaining regulatory for therapies and in achieving widespread market acceptance of their drugs. It is also possible that the development of a more effective treatments by a competitor could render our product candidate non-competitive or obsolete or reduce the demand for our product candidate before we can recover our development and commercialization expenses.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor who wishes to rely upon it in support of its NDA must ensure that the study is conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. FDA must also be able to validate the data from the study through an on-site inspection if necessary.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

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

Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.9 million in fiscal year 2020 for applications requiring clinical data, and an annual prescription drug program fee exceeding $325,000 in fiscal year 2020. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or voluntary product recalls;
•	fines, warning or untitled letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or withdrawal of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

Non-Patent Exclusivity

Under the Hatch-Waxman Amendments, the FDA may not approve (or in some cases accept) an ANDA or 505(b)(2) application until any applicable period of non-patent data exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or an NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, which states the proposed generic drug will not infringe one or more of the already approved product’s listed patents or that such patents are invalid or unenforceable, in which case the applicant may submit its application four years following the original product approval.

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Generally, the pediatric data requirements do not apply to products with orphan designation.

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

Review and Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States, although the approval of a medicinal product in the United States is no guarantee of approval of the same product in the European Union, either at all or within the same timescale as approval may be granted in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion in relation to the trial. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation is anticipated to come into effect in 2020. The Clinical Trials Regulation will be directly applicable in all the EU Member States (meaning that no national implementing legislation will be required in each Member State, as is the case for Directives), repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned), although the Part 1 review process will be led by the “reporting Member State”, which shall be proposed by the sponsor of the proposed clinical trial. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

Marketing Authorization

To obtain a marketing authorization for a product under European Union regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EU Member States (the decentralized procedure, the national procedure or the mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States and three of the four European Free Trade Association, or EFTA, States, Iceland, Liechtenstein and Norway. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of HIV or AIDS, cancer, diabetes, neurodegenerative diseases, auto-immune and other immune dysfunctions and viral diseases. For those products for which the use of the centralized procedure is not mandatory, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of other diseases or where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovation, and or for which a centralized process is in the interest of patients at EU level.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product, specifically whether a medicine meets the required quality, safety and efficacy requirements, and whether the product has a positive benefit/risk profile. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days from the receipt of a valid MAA, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the timeframe of 210 days will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 67 days from the date of the CHMP Opinion, the European Commission will adopt its final decision on the marketing authorization application.

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

Regulatory Data Protection in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon grant of a marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the European Union market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

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

•

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs, are strictly regulated in the European Union notably under Directive 2001/83/EC, as amended, and EU Member State laws. The advertising of prescription-only medicines to the general public is not permitted in the European Union.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implemented regulations, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

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

In the event one of our product candidates becomes commercial, it is possible that governmental authorities could conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

GDPR and EU Privacy Law Reform

In the EU, Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, replaced the EU Data Protection Directive on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliance of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous requirements regarding the collection, use and disclosure of personal information, including: stringent requirements relating to data subject consent; what information must be shared with data subjects regarding how their personal information is used; the obligation to notify regulators and affected individuals of personal data breaches; extensive new internal privacy governance obligations; and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross border data transfer. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Further, Brexit has created uncertainty with regard to the status of the United Kingdom as an ‘adequate country’ for the purposes of data transfers outside the European Economic Area. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated. These changes may require us to find alternative bases for the compliant transfer of personal data from the United Kingdom to the United States and we are monitoring developments in this area.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Various portions of the Affordable Care Act are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the Affordable Care Act. It is unclear whether the Affordable Care Act will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the Affordable Care Act would have on our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of March 11, 2020, we had eighteen full-time employees, including a total of ten employees with M.D. or Ph.D. degrees, and no part-time employees. Of our workforce, twelve employees are directly engaged in research and development activities, and six employees provide administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good. We also use outside consultants and contractors for limited engagements.

Facilities

In January 2018, we entered into a multi-year agreement to lease office space in Boston, Massachusetts under an operating lease agreement. In April 2019, the Company amended its multi-year lease agreement to relocate its office space in Boston, Massachusetts under an operating lease agreement. The amended lease term is for a period of seven years from the date of relocation on August 1, 2019. Under the lease agreement, we are permitted to assign, sublease or transfer this lease, with the consent of the landlord, which consent shall not be unreasonably withheld. We believe that this office is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in July 2016. Our principal offices are located at 500 Boylston Street, 13th floor, Boston, MA 02116, and our telephone number is (857) 315-5528. Our website address is www.restorbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in July 2016. We have devoted a majority of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. For the years ended December 31, 2019 and 2018, we reported a net loss of $82.7 million and $37.6 million, respectively. As of December 31, 2019, we had an accumulated deficit of $154.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, and other product candidates.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain regulatory approval for, and successfully commercialize, RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidates. Successful commercialization will require achievement of key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA or any comparable foreign regulatory authority to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

For the years ended December 31, 2019 and 2018, we used $73.7 million and $35.5 million, respectively, in net cash for our operating activities, of which a majority related to research and development activities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek regulatory approval for, RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any product candidates that we develop or acquire, if any. In addition, if we obtain regulatory approval for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Some of these expenses may be incurred in advance of regulatory approval and could be substantial. Furthermore, we expect to incur significant additional costs associated with our continued operation as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We intend to use our existing cash, cash equivalents and marketable securities, to fund the development of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for PD and other indications, and the remainder, if any, for working capital and general corporate purposes. We will be required to expend significant funds in order to advance the development of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, as well as other product candidates we may seek to develop or acquire. In addition, while we may seek one or more collaborators for future development of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, for one or more additional indications beyond PD or in geographies outside of the United States, Europe and key territories, we may not be able to enter into a collaboration for RTB101 or any other product candidates for such indications or in such geographies on suitable terms, on a timely basis, or at all. In any event, our existing cash, cash equivalents, and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to activities related to the development of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for PD and other indications, and the development of other pipeline candidates. Accordingly, we will be required to obtain substantial additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

We believe our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements at least into 2022. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short- and long-term, will depend on many factors, including:

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

In addition, we have retained JMP Securities LLC as a financial advisor to assist us in our evaluation of a broad range of strategic alternatives to enhance stockholder value, including additional capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving us. There is no assurance that the review of strategic alternatives will result in us changing our business plan, pursuing any particular transaction, or, if we pursue any such transaction, that it will be completed.

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

Our exploration and pursuit of strategic alternatives may not be successful.

In February 2020, we announced that we were evaluating of a broad range of strategic alternatives. Potential strategic alternatives that may be explored or evaluated as part of this process include the potential for capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving us. Despite devoting efforts to identify and evaluate potential strategic transactions, the process may not result in any definitive offer to consummate a strategic transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance stockholder value or deliver expected benefits.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, a limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income for losses generated in taxable years beginning after December 31, 2017 and an elimination of net operating loss carrybacks for losses generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. Prospective investors in our common stock should consult with their legal and tax advisors with respect to potential changes in tax laws and the tax consequences of investing in or holding our common stock.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had federal net operating loss carryforwards of $127.0 million, of which $14.0 million will begin to expire in 2036 and $113.0 million can be carried forward indefinitely. As of December 31, 2019, we had state net operating loss carryforwards of $130.8 million, which begin to expire in various amounts in 2036. As of December 31, 2019, we also had federal research and development tax credit carryforwards of $3.8 million, which begin to expire in 2037. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. We have not completed a study to determine whether our public offerings, private placements and other transactions that have occurred over the past three years may have triggered an ownership change limitation. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business depends virtually entirely upon the success of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus. If we are unable to successfully develop, obtain regulatory approval for or successfully commercialize RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, our business may be materially harmed.

We currently have no products approved for sale and are investing the majority of our efforts and financial resources in the development of our lead product candidate, RTB101, either alone or in combination with a rapalog, such as everolimus or sirolimus. Successful continued development and ultimate regulatory approval of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for the treatment of aging-related diseases is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development program for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, to treat PD and possibly other aging-related diseases. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to initiate or complete the necessary clinical trials for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus;
•

we may not be able to obtain adequate evidence of clinical efficacy and safety for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or to obtain regulatory approval of RTB101 for PD or other indications;

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
•

we do not know the degree to which RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, will have market uptake as a therapy by patients, the medical community or third-party payors, among others, if approved;

•

in our clinical programs, we may experience variability in the response of subjects to treatment, the need to adjust clinical trial procedures and the need for additional clinical trial sites, which could delay our clinical trial progress;

•

the results of our clinical trials may not meet the level of statistical significance required by the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory bodies for regulatory approval for the treatment of PD or for other indications;

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
•

the FDA, EMA or foreign regulatory agencies may require efficacy endpoints for a future clinical trial that differ from the endpoints of our current or future trials, which may require us to conduct additional clinical trials;

•

the mechanism of action of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, is complex and we cannot guarantee the degree to which it will translate into a medical benefit in any indications;

•

competitor products including generic products may be developed that may have similar or better safety and efficacy or lower costs than RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus;

•	we may not be able to establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain regulatory approval;
•

we or our contract manufacturers may not be able to manufacture RTB101, rapalogs, such as everolimus or sirolimus, the fixed dose combination of RTB101 with a rapalog, such as everolimus or sirolimus, or other future product candidates at the appropriate quality or sufficient quantities to support further clinical development and/or commercialization;

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

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that we will successfully develop or commercialize RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for PD or any other indications. If we or any of our future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for PD or any other indications, we may not be able to generate sufficient revenue to continue our business.

We depend on the successful initiation and completion of clinical trials for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus. The positive clinical results, if any, obtained in prior or ongoing clinical trials may not be predictive of future results or repeated in later-stage clinical trials.

Before obtaining regulatory approval for the sale of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate, we must conduct additional clinical trials to demonstrate safety and efficacy in humans. The regulatory requirements for demonstrating efficacy and safety for obtaining approval for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, may differ. A failure of one or more clinical trials can occur at any stage of testing. For example, in November 2019, we announced that top line data from the PROTECTOR 1 Phase 3 study, evaluating the safety and efficacy of RTB101 in preventing clinically symptomatic respiratory illness in adults age 65 and older, did not meet its primary endpoint and that we have stopped the development of RTB101 for clinically symptomatic respiratory illness. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in late stage clinical development, even after seeing promising results in earlier clinical trials.

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
•

regulators, and/or institutional review boards, or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

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

•

we may have to amend a clinical trial protocol submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to resubmit to an IRB and regulatory authorities for re-examination;

•

regulators, IRBs or data monitoring committees may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;

•	the cost of clinical trials of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate may be greater than we anticipate;
•

regulators, IRBs or other reviewing bodies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, or the supply or quality of RTB101, rapalogs, such as everolimus or sirolimus, or the fixed dose combination of RTB101 and a rapalog, such as everolimus, or sirolimus or any other potential product candidate or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

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

Regulators, IRBs of the institutions in which clinical trials are being conducted or data monitoring committees may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, or changes in governmental regulations or administrative actions or we may have a lack of adequate funding to continue the clinical trial.

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

Clinical trials must be conducted in accordance with the laws and regulations of the FDA, EMA and other applicable regulatory authorities’ laws, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under cGMP, requirements and other regulations. Furthermore, we rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States and EU may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. and non-EU CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EMA, and different standards of diagnosis, screening and medical care.

We may be subject to additional risks because we are administering RTB101 in combination with other mTOR inhibitors, including rapalogs, such as everolimus or sirolimus.

We are evaluating RTB101 in combination with other mTOR inhibitors. The use of RTB101 in combination with other compounds may subject us to risks that we would not face if RTB101 were being administered as a monotherapy. For example, other mTOR inhibitors, including rapalogs, such as everolimus or sirolimus, may have safety issues that are improperly attributed to RTB101 or the administration of RTB101 with such other therapies may result in safety issues that such other therapies or RTB101 would not have when used alone. In addition, other mTOR inhibitors with which we may administer RTB101, including a rapalog, such as everolimus or sirolimus, could be removed from the market and thus be unavailable for testing or commercial use concomitantly with RTB101. The outcome and cost of developing a product candidate to be used with other compounds is difficult to predict and dependent on a number of factors that are outside our reasonable control. If we experience efficacy or safety issues in our clinical trials in which RTB101 is being administered with a rapalog, such as everolimus or sirolimus, we may not receive regulatory approval for RTB101, which could prevent us from ever generating revenue or achieving profitability.

Competitive products may reduce or eliminate the commercial opportunity for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies are more effective or safer than ours, our ability to develop and successfully commercialize RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, may be adversely affected.

The clinical and commercial landscape for aging-related diseases is highly competitive and subject to rapid and significant technological change. New data from competitors’ product candidates continue to emerge. It is possible that these data may alter the current standard of care, completely precluding us from further developing RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for PD or other aging-related diseases. Further, it is possible that we may initiate a clinical trial or trials for RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other potential product candidate only to find that data from competing products make it impossible for us to complete enrollment in clinical trials, resulting in our inability to submit applications for regulatory approval with regulatory agencies. Even if RTB101 were approved, alone or in combination with a rapalog, such as everolimus or sirolimus, it may have limited sales due to competition in the specific indications approved.

Competitive therapeutic treatments for aging-related diseases, including PD, include those that are currently in development and any new treatments that enter the market. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We consider Navitor Pharmaceuticals, Inc. to be our most direct competitor in developing novel therapeutics targeting the TORC1 for aging-related diseases. Additionally, we are also aware of other companies seeking to develop treatments to prevent or treat aging-related diseases through biological pathways unrelated to mTOR inhibition, including Calico Life Sciences LLC, or Calico, and UNITY Biotechnology, Inc., or Unity. Calico has not yet disclosed any pipeline candidates, and Unity’s most advanced candidate, based on publicly disclosed information, is in Phase 1 clinical trials for osteoarthritis.

We are also aware of other companies that are potential competitors for prevention or treatment of aging-associated pathologies such as neurodegeneration. Companies pursuing prevention or treatment of aging-associated pathologies such as neurodegeneration in PD include: Denali Therapeutics, Inc., Acorda Therapeutics, Inc., Prothena Biosciences, Inc., Takeda Pharmaceutical Company (formerly Shire plc), Affiris AG, Biogen Inc., Inflazome Ltd., Casma Therapeutics, Inc., Neuropore Therapies, Inc., Caraway Therapeutics, Inc. (previously called Rheostat Therapeutics), Selphagy Therapeutics Inc., and others. Companies pursuing treatments for levodopa-induced dyskinesia in PD include: VistaGen Therapeutics, Inc., Prilienia Therapeutics, Inc., IRLAB Therapeutics AB, Neurolixis Inc, and others.

Many of our competitors have greater financial, technical, manufacturing, marketing, sales and supply resources, and human resources or experience than us and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, is approved for the indications we are currently pursuing, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, or other drugs is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate that is greater than the actual positive effect, if any. For example, in a topline analysis of our Phase 2b clinical trial, we observed that certain cohorts responded better to study drug treatment than others, and that certain cohorts did not respond at all. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by RTB101, everolimus or any other product candidate, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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

Moreover, clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse consequences could occur:

•	regulatory authorities may withdraw their approval of the product, seize the product, or seek an injunction against its manufacture or distribution;
•	we, or any future collaborators, may need to recall the product, or be required to change the way the product is administered or conduct additional clinical trials, or develop a surveillance program;
•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
•	regulatory authorities may require one or more post-market studies;
•	regulatory authorities may impose distribution and/or use requirements, such as under a REMS;
•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
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

If we fail to develop RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, for additional indications or fail to discover, develop and commercialize other product candidates, we may be unable to grow our business and our ability to achieve our strategic objectives would be impaired.

Although the development of RTB101 for PD is our primary focus, as part of our longer-term growth strategy, we may evaluate RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, in other indications and develop other product candidates. We intend to evaluate strategic alternatives and internal opportunities from RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or other product candidates from our TORC1 program, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

We must successfully complete preclinical testing for our preclinical programs, which may include demonstrating activity and comprehensive studies to show the lack of toxicity and other adverse effects in established animal models, before commencing clinical trials for any product candidate. Many pharmaceutical products do not successfully complete preclinical testing and, even if preclinical testing is successfully completed, may fail in clinical trials. In addition, there can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. Many pharmaceutical candidates are not suitable for manufacture on the scale or of the quality required for clinical trials or commercialization. Some pharmaceutical candidates that initially seem suitable may later be found to be insufficiently stable or may generate toxic impurities over time. We also cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early preclinical studies or clinical trials, they may not be predictive of the results in later trials.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials, and such results do not guarantee approval of a product candidate by regulatory authorities.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain the same positive results in later studies or regulatory approval for their product candidates.

For example, in November 2019, we announced that top line data from the PROTECTOR 1 Phase 3 study, evaluating the safety and efficacy of RTB101 in preventing clinically symptomatic respiratory illness in adults age 65 and older, did not meet its primary endpoint and that we have stopped the development of RTB101 for clinically symptomatic respiratory illness.

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

The FDA may not approve (or in some cases, accept) an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the listed drug is invalid, unenforceable or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the listed drug. It is unclear whether the FDA will treat the active ingredients in our product candidates as NCEs and, therefore, afford them five years of NCE data exclusivity if they are approved. If any product we develop does not receive five years of NCE exclusivity, it may nevertheless receive three years of exclusivity if it meets applicable requirements. If so, the FDA may not approve generic versions of such product until three years after its date of approval. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the NDA. If approved, manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

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

Ingredients, excipients and other materials necessary to manufacture RTB101 or rapalogs, such as everolimus or sirolimus, may not be available on commercially reasonable terms, or at all, which may adversely affect the development and commercialization of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus.

We and our third-party manufacturers must obtain from other third-party suppliers the active pharmaceutical ingredients, excipients and primary and secondary packaging materials necessary for our contract manufacturers to produce RTB101 or rapalogs, such as everolimus or sirolimus, for our clinical trials and, to the extent approved or commercialized, for commercial distribution. There is no guarantee that we would be able to enter into all the necessary agreements with third-party suppliers that we require for the supply of such materials on commercially reasonable terms, or at all. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients or materials in a timely manner or in the quantities required. If we or our third-party manufacturers are unable to obtain the quantities of these ingredients, excipients or materials that are necessary for the manufacture of commercial supplies of RTB101 or rapalogs, such as everolimus or sirolimus, our ability to generate revenue from the sale of RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, would be materially and adversely affected.

Further, if we or our third-party manufacturers are unable to obtain active pharmaceutical ingredients, excipients and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our product candidates, if approved, potential regulatory approval or commercialization would be delayed, which would materially and adversely affect our ability to generate revenue from the sale of our product candidates. As a result of these and other factors, the cost of manufacturing drug material may not support continued development or commercialization or may materially reduce revenue. We are also unable to predict how changing global economic conditions or potential global health concerns such as the coronavirus will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

We have never commercialized a product, and even if RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate of ours is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. The market for therapies targeting Parkinson’s disease with a TORC1 inhibitor is novel, and physicians may be reluctant to adopt novel therapies. In addition, patients and their physicians may not desire to add RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, even if approved, to their existing treatment regime. Further, patients often acclimate to the treatment regime that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch due to lack of coverage and reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, including management time and financial resources, and may not be successful. If RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the potential advantages of the product compared to competitive therapies;
•	the prevalence and severity of any side effects;
•	whether the product is recommended under physician guidelines;
•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;
•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;
•	the strength of sales, marketing and distribution support;
•	changes in the standard of care for the targeted indications for the product; and
•	availability and adequacy of coverage and reimbursement from government payors, managed care plans and other third-party payors.

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

If coverage and reimbursement are not available, or reimbursement is available only to limited levels, we, or any future collaborators, may be limited in our ability to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing to realize a sufficient return on our or their investment. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

We currently have limited marketing, sales or distribution infrastructure. If RTB101 is approved for PD, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize the approved product in key territories, which will require substantial additional resources. Some or all of these costs may be incurred in advance of any approval of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, and other future product candidates.

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
•

our third-party contractors or those of any future collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any future collaborators in a timely manner, or at all;

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

Product development costs for us, or any future collaborators, will increase if we, or they, experience delays in testing or pursuing regulatory approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical studies or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or any future collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any future collaborators, to bring products to market before we, or any future collaborators, do and impair our ability, or the ability of any future collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of regulatory approval of any of our product candidates.

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

The exit of the United Kingdom, or the UK, from the European Union may materially affect the regulatory regime that governs our handling of EU personal data and expose us to legal and business risks under European data privacy and protection law.

On June 23, 2016, the UK held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a Member State of the EU on January 31, 2020. However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the UK will continue to follow all of the EU’s rules and its trading relationship will remain the same. However, regulations (including data protection laws, health and safety laws and regulations and medicine licensing and regulations), have yet to be addressed. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. It is possible that over time the UK Data Protection Act could become less aligned with the EU General Data Protection Regulation, or GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data. This risk would apply more immediately in the event of a “no-deal” Brexit (including no transition period).

It is unclear whether the European Commission, or EC, will grant an adequacy finding to the UK (a finding that the UK privacy legal framework provides an adequate level of privacy protection to EU individuals). Absent an adequacy finding, transfers of personal data from the EU to the UK would be impermissible without adequate safeguards provided for under EC-approved mechanisms, such as current standard contractual clauses or, if approved in the future, an EU – UK privacy shield similar to the current framework in place between the EU and the U.S. The extensive authority of UK intelligence and law enforcement agencies, including to conduct surveillance on personal data flows, could reduce the likelihood that the EC would give the UK an adequacy finding, and reduce the likelihood that the EC would approve an EU – UK privacy shield. Accordingly, we would be exposed to legal risk for any of our EU-UK personal data transfers, including those that involve sensitive data such as patient and genetic data.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs. Despite our efforts to inspect and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by FDA or other authorities to be not in compliance with cGMP regulations, which may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products.

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

The efforts of the current administration to pursue regulatory reform may limit FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

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

•

Transparency Requirements—Federal laws require applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, including doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•

Analogous State and Foreign Laws—Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to our business practices, including but not limited to research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors and are generally broad and are enforced by many different federal and state agencies as well as through private actions; and

•

European Privacy Laws—The data privacy regime in the EU imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU and includes the GDPR, and any national laws implementing or supplementing the GDPR. If we do not comply with our obligations under the EU privacy regime, we could be exposed to significant fines and we may be the subject of litigation and/or adverse publicity, which could have material adverse effect on our reputation and business.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is generally not permitted in the countries that form part of the EU. Some EU Member States, like the United Kingdom, through the United Kingdom Bribery Act 2010, have enacted laws explicitly prohibiting the provision of these type of benefits and advantages. Infringements of these laws can result in substantial fines and imprisonment.

Payments made to physicians in certain EU Member States (e.g., France or Belgium) must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the EU Member State national laws, industry codes (e.g. the European Federation of Pharmaceutical Industries and Associations Disclosure and Healthcare Professionals Codes) or professional codes of conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.

The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EU. Further, GDPR provides a broad right for EU Member States to create supplemental national laws, such as laws relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to the United States or other regions that have not been deemed to offer “adequate” privacy protections.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20,000,000, whichever is greater, and in addition to such fines, we may be the subject of litigation and/or adverse publicity, which could have material adverse effect on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the new data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, may make it harder for us to obtain valid consent for processing, will require the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification requirements throughout the EU, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.

We are subject to the supervision of local data protection authorities in those jurisdictions where we monitor the behavior of individuals in the EU (i.e., undertaking clinical trials).

We are also subject to evolving European privacy laws on electronic marketing and cookies. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each EU state, without the need for further enactment. While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process. Draft regulations were rejected by the Permanent Representatives Committee of the Council of EU on November 22, 2019; it is not clear when new regulations will be adopted.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain regulatory approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Various portions of the Affordable Care Act are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the Affordable Care Act. It is unclear whether the Affordable Care Act will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the Affordable Care Act would have on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In some countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

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

The anticipated phasing out of LIBOR in the future may adversely affect the value of any outstanding debt instruments.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices known as “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, in July 2017, the Chief Executive of the U.K. Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As a result, it appears highly likely that LIBOR will be discontinued or modified by 2021.

At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR, other benchmarks, or LIBOR-based debt instruments. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. Furthermore, the use of alternative reference rates or other reforms could cause the interest rate calculated for the LIBOR-based debt instruments to be materially different than expected.

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

Under our current and future license agreements, we may be required to pay milestones and royalties based on our revenues from sales of our products utilizing the technologies licensed or sublicensed from Novartis or other licensors and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under current and future license agreements, we may need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates and in the raising of funding. In addition, these agreements may contain diligence milestones and we may not be successful in meeting all of the milestones in the future on a timely basis, or at all, which could result in termination of our rights under such agreements. We may need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our current and future license agreements. Delay or failure by these third parties could adversely affect the continuation of our license agreements with their third-party licensors.

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

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. If we were required to obtain a license to continue to manufacture or market the affected product, we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Furthermore, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our current and former employees and our licensors’ current and former employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees, including members of our senior management, may have executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may sustain damages or lose key personnel, valuable intellectual property rights or the personnel’s work product, which could hamper or prevent commercialization of our technology, which could materially affect our commercial development efforts. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

We do not independently conduct clinical trials of any of our product candidates. We have relied upon and plan to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct these clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. For example, notwithstanding the obligations of a CRO for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with requirements, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or any other product candidates that we may develop, our third-party manufacturer will be required to increase its production and optimize its manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturer is not able to optimize its manufacturing process to increase the product yield for our product candidates, or if it is unable to produce increased amounts of our product candidates while maintaining the quality of the product, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operation.

We may need to maintain licenses for active ingredients from third parties to develop and commercialize some of our product candidates, which could increase our development costs and delay our ability to commercialize those product candidates.

Should we decide to use active pharmaceutical ingredients in any of our product candidates that are proprietary to one or more third parties, we would need to maintain licenses to those active ingredients from those third parties. If we are unable to gain or continue to access rights to these active ingredients prior to conducting preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates for these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to gain or maintain continued access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, we may not be able to commercialize product candidates from these programs.

Use of third parties to conduct testing of our product candidates in tissues or animals may increase the risk that we will have unsuitable or invalidated data for regulatory submissions and approval.

We currently do not own or operate laboratory facilities in which to conduct preclinical testing of our product candidates in tissues or animals. Preclinical studies regulated by FDA, EMA and most other health authorities are governed by GLP. Additionally, studies involving animals may be subject to further regulation by institutional, private or government animal welfare authorities that may vary by territory. Studies involving human tissues may also be subject to institutional and government human subject privacy policies that may vary by territory. Third-party vendors conducting tissue and/or animal studies on our behalf may be found to be in violation of one or more of these regulations or policies and may be subject to closure, censure or other penalties. In some cases, these penalties could materially impact the performance, availability, or validity of studies conducted on our behalf. Even in the absence of violations resulting in penalties, regulatory and other authorities may refuse to authorize the conduct or to accept the results of studies for regulatory or ethical reasons.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA, the EMA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any future collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market and our business may be materially and adversely affected.

Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States and several countries in the EU. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.

Risks Related to Employee Matters and Managing Growth

We only have a limited number of employees to manage and operate our business.

As of March 11, 2020, we had eighteen full-time employees and no part-time employees. Our focus on the development of RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, meet our obligations as a public company, run our operations and/or accomplish all of the objectives that we otherwise would seek to accomplish.

Our internal computer systems, or those used by our CROs or other independent organizations, advisors, contractors or consultants, may be subject to cyber-attacks, fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other independent organizations, advisors, contractors and consultants are vulnerable to damage from computer viruses and unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks or other services to us pose increasing risks. Disruptions of this nature may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we have on occasion experienced, and will continue to experience, threats and incursions to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyber-attacks. The number and complexity of these threats continue to increase over time. While we have not experienced any material system failure or security breach to date, if an event of that nature were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We currently, and may in the future continue to, rely on third parties for the manufacture of our product candidates and to conduct clinical trials and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our internal computer systems or those used by our CROs or other independent organizations, advisors, contractors or consultants, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, suffer reputational harm and experience delays in the further development and commercialization of our product candidates.

We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks. We also could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business.

We depend heavily on our executive officers, principal consultants and others and the loss of their services would materially harm our business.

Our success depends, and will likely continue to depend, upon our ability to hire, retain the services of our current executive officers, principal consultants and others, including Chen Schor, our president and chief executive officer, Joan Mannick, our chief medical officer, and Lloyd Klickstein, our chief scientific officer. We have entered into employment agreements with Mr. Schor, Dr. Mannick, and Dr. Klickstein, but they may terminate their employment with us at any time. Although we do not have any reason to believe that we will lose the services of Mr. Schor, Dr. Mannick, and Dr. Klickstein in the foreseeable future, the loss of their services might impede the achievement of our research, development and commercialization objectives.

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

We are exposed to the risk that our employees, independent contractors, consultants, collaborators and CROs may engage in fraudulent conduct or other illegal activity. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:

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

The trading price of our common stock is highly volatile, which could result in substantial losses for purchasers of our common stock. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting in this Annual Report on Form 10-K with the Securities and Exchange Commission, or the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe, or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

The Company will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing stockholders, and new investors could gain rights superior to our existing stockholders.

On February 1, 2019, we filed a registration statement on Form S-3 (File No. 333-229499) with the SEC, which was declared effective on February 12, 2019 (the “Shelf Registration Statement”), in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. The Shelf Registration Statement also registered for resale from time to time up to 12,445,646 shares of common stock held by the selling stockholders named therein. We also simultaneously entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co., (the “Sales Agents”), to provide for the offering, issuance and sale of up to an aggregate amount of $50.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. As of December 31, 2019, approximately $43.0 million in shares of common stock remain eligible for sale under the Sales Agreement. The Company will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, convertible securities or other equity securities by us or our stockholders under the Shelf Registration Statement may represent a significant percentage of our common stock currently outstanding. If we or our stockholders sell, or the market perceives that we or our stockholders intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

As of March 11, 2020], our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 36.2 percent of our outstanding voting stock. These stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located at 500 Boylston Street, 13th Floor, Boston, Massachusetts, where we occupy approximately 9,501 square feet of office space. This lease expires on July 31, 2026. We are permitted to assign, sublease or transfer this lease, with the consent of the landlord, which consent shall not be unreasonably withheld. We believe that this office is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

As of March 11, 2020, we had approximately 4 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company developing innovative medicines that target the biology of aging to prevent or treat age-related diseases with the potential to extend healthy lifespan. Our lead program selectively inhibits the target of rapamycin complex 1, or TORC1, an evolutionarily conserved pathway that contributes to the age-related decline in function of multiple organ systems. Our lead product candidate, RTB101, is an oral, selective, and potent inhibitor of TORC1. RTB101 inhibits the phosphorylation of multiple targets downstream of TORC1. Inhibition of TORC1 has been observed to extend lifespan and healthspan in aging preclinical species and to enhance immune, neurologic and cardiac functions, suggesting potential benefits in several aging-related diseases. In April of 2019, we initiated a Phase 1b/2a clinical trial of RTB101 alone or in combination with sirolimus in PD. PD is a progressive neurodegenerative disease that affects approximately 7.5 million people worldwide. The multicenter, 2:1 randomized, double-blind, placebo-controlled Phase 1b/2a trial is evaluating the safety and tolerability of RTB101 alone or in combination with escalating doses of sirolimus (2 mg, 4 mg and 6 mg) once weekly for 4 weeks in patients with PD. To date, patients have completed enrollment in four cohorts and completed dosing in three cohorts: once weekly with 300 mg of RTB101 alone; 2 mg of sirolimus alone; and a combination of 300 mg RTB101 and 2 mg of sirolimus. Results of an interim study analysis indicated that all 3 dosing regimens were well tolerated and RTB101 300 mg once weekly was observed to cross the blood brain barrier. Sirolimus at the dose of 2 mg, alone or in combination with RTB101, was not detected in the CSF. Data from the first three cohorts in the study suggest that the concentrations of RTB101 observed in the CSF four hours after dosing were highest when RTB101 was given as a monotherapy. We expect the full data from this trial by mid-2020.

RTB101 was previously in development for preventing clinically symptomatic respiratory illness in adults age 65 and older. In November 2019, we announced that top line data from the PROTECTOR 1 Phase 3 study, evaluating the safety and efficacy of RTB101 in preventing clinically symptomatic respiratory illness in adults age 65 and older, did not meet its primary endpoint and that we have stopped the development of RTB101 for clinically symptomatic respiratory illness. As a result, we implemented a restructuring plan to reduce operating costs and better align the workforce with our business needs following the data release.

Since our inception in July 2016, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing manufacturing capabilities; conducting clinical trials; and providing general and administrative support for these operations. To date, we have primarily financed our operations through the issuance and sale of our redeemable convertible preferred stock and our common stock. On February 1, 2019, we filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof (collectively, the “Securities”). We also simultaneously entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), to provide for the offering, issuance, and sale up to an aggregate of $50.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. In 2019, we completed an underwritten public offering. We received aggregate net proceeds from the offering of approximately $49.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In 2019, we sold approximately 688,000 shares of common stock at a weighted-average selling price of $10.18 per share in accordance with the Sales Agreement for aggregate net proceeds of $6.7 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and incurred issuance costs of approximately $75,000 related to legal, accounting, and other fees in connection with the sale. As of December 31, 2019, $43.0 million remained available for sale under the Sales Agreement.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $82.7 million and $37.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $154.1 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop and seek regulatory approval for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other assets and technologies; and
•	add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts.

We believe that our available funds will be sufficient to fund our operations at least into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate or enter into collaborative agreements with third parties, which we expect will take a number of years and the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities and we do not yet have a sales organization. If we obtain regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

In addition, we have retained JMP Securities LLC as a financial advisor to assist us in our evaluation of a broad range of strategic alternatives to enhance stockholder value, including additional capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving us. There is no assurance that the review of strategic alternatives will result in us changing our business plan, pursuing any particular transaction, or, if we pursue any such transaction, that it will be completed.

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

As consideration for the license, we issued Novartis Institutes for Biomedical Research, Inc., or NIBR, 2,587,992 shares of our Series A Preferred Stock.

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

Milestone payments to Novartis are recorded as research and development expenses in our consolidated statements of operations and comprehensive loss once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, we initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, we paid the related $0.3 million payment in May 2017. In May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under the agreement. As of December 31, 2019, none of the remaining clinical milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement. The remaining clinical milestones are the initiation of the Phase 2 and Phase 3 clinical trials for the second indication. We also enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

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

We expect our research and development expenses to decrease substantially for the foreseeable future as we are no longer developing RTB101 for the prevention of clinically symptomatic respiratory illness in adults age 65 and older. We will continue to invest in research and development activities related to developing our product candidates, however at a much lower expense rate. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our general and administrative expenses to decrease for the foreseeable future due to the reductions in headcount as a result of no longer developing RTB101 for the prevention of clinically symptomatic respiratory illness. We will continue to incur costs as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, The Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administration and professional services.

Other Income, Net

Other income, net, consists primarily of interest earned on cash, cash equivalents and marketable securities.

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

Accrued Research and Development Costs

We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided, and include these costs in accrued liabilities in our consolidated balance sheets and within research and development expenses in our consolidated statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We estimate the amount of work completed by third-party service providers through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. The majority of our service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make significant judgments and estimates in determining the accrued balance in each reporting period based on the facts and circumstances known at that time. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs and other third-party service providers. To date, there have been no material differences between estimated costs of research and development activities accrued by us each reporting period and amounts actually incurred.

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

Stock-Based Compensation Expense

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Stock Compensation, or ASC 718. ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted stock, restricted stock units, and stock options, to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option pricing model. We use the value of our common stock to determine the fair value of restricted stock and restricted stock units.

We account for restricted stock and common stock options issued to non-employees under FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, or ASC 505-50. As such, the value of such awards is periodically remeasured and income or expense is recognized over their vesting terms. Compensation cost related to awards with service-based vesting schedules is recognized using the straight-line method. We determine the fair value of the restricted stock and common stock granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued.

The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (i) the expected volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. Due to the lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies has characteristics similar to us, including stage of product development and focus on the life science industry. We use the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

The following table presents the assumptions used to estimate the fair value of options granted:

Year Ended December 31,
	2019	2018
Employees:
Fair value of common stock	$1.27 - $10.66	$8.57 - $15.45
Expected term (in years)	5.5 - 6.1	5.8 - 6.2
Expected volatility	92.0% - 104.9%	75.9% - 90.6%
Risk-free interest rate	1.4% - 2.6%	2.4% - 3.1%
Expected dividend yield	0.0%	0.0%
Non-employees:
Fair value of common stock	$1.23 - $10.26	$8.62 - $15.45
Expected term (in years)	7.4 - 10.0	8.4 - 10.0
Expected volatility	89.7% - 99.5%	78.0% - 91.2%
Risk-free interest rate	1.7% - 2.8%	2.7% - 3.1%
Expected dividend yield	0.0%	0.0%

For the years ended December 31, 2019 and 2018, stock-based compensation expense was $3.7 million and $2.8 million, respectively. As of December 31, 2019, we had $10.5 million of total unrecognized stock-based compensation expense, which we expect to recognize over a weighted-average period of 2.91 years.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
	(In thousands)
Operating expenses:
Research and development	$73,634	$31,065
General and administrative	11,823	8,640
Total operating expenses	85,457	39,705
Loss from operations	(85,457)	(39,705)
Other income, net	2,754	2,117
Loss before income taxes	(82,703)	(37,588)
Income tax expense	(36)	(26)
Net loss	$(82,739)	$(37,614)

Research and Development

Research and development expenses increased to $73.6 million for the year ended December 31, 2019, and were primarily attributable to $51.2 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, including $49.4 million for the clinically symptomatic respiratory infection indication and $1.8 million for the ongoing Phase 1b/2a for PD, $9.4 million of costs related to preclinical studies and the production of preclinical and clinical materials, $2.0 million of costs related to external consulting incurred to supplement our research and development personnel costs, and $8.5 million of personnel costs, including stock-based compensation. In addition, in May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under our license agreement with NIBR. Research and development expenses were $31.1 million for the year ended December 31, 2018, and were primarily attributable to $18.0 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, including the Phase 2b clinical trial for respiratory tract infections, $7.4 million of costs related to preclinical studies and the production of preclinical and clinical materials, $1.2 million of costs related to external consulting incurred to supplement our research and development personnel costs, and $4.5 million of personnel costs, including stock-based compensation.

General and Administrative

General and administrative expenses increased to $11.8 million for the year ended December 31, 2019, and were primarily attributable to $6.3 million of personnel costs, including stock-based compensation, and $5.5 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $8.6 million for the year ended December 31, 2018, and were primarily attributable to $5.2 million of personnel costs, including stock-based compensation, and $3.4 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $2.8 million for the year ended December 31, 2019, and primarily consisted of interest income of $2.8 million. Other income, net was $2.1 million for the year ended December 31, 2018, and primarily consisted of interest income of $2.1 million.

Liquidity, Capital Resources and Plan of Operations

On February 1, 2019, we entered into the Sales Agreement with the Sales Agents, to provide for the offering, issuance and sale by the Company of up to an aggregate of $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. We sold approximately 688,000 shares of common stock at a weighted-average selling price of $10.18 per share in accordance with the Sales Agreement for aggregate net proceeds of $6.7 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and incurred issuance costs of approximately $75,000 related to legal, accounting, and other fees in connection with the sale. As of December 31, 2019, $43.0 million remained available for sale under the Sales Agreement.

In 2019, we completed an underwritten public offering and received aggregate net proceeds of approximately $49.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of shares of our common stock and the sale of shares of our redeemable convertible preferred stock. As of December 31, 2019, we had $91.5 million in cash, cash equivalents and marketable securities and an accumulated deficit of $154.1 million.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidate through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. Accordingly, we will continue to seek funds through equity or debt financings, collaborative or other arrangements, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(73,682)	$(35,450)
Net cash used in investing activities	44,126	(100,716)
Net cash provided by financing activities	56,449	89,943
Net (decrease) increase in cash and cash equivalents	$26,893	$(46,223)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2019 was $73.7 million, consisting of a net loss of $82.7 million adjusted for noncash items including stock-based compensation expense of $3.7 million and accretion on marketable securities of $1.0 million. The change in our net operating assets and liabilities for the year ended December 31, 2019 were due primarily to an increase in accounts payable and accrued liabilities of $6.5 million primarily due to increased clinical activities, which were partially offset by an increase in prepaid expenses and other current assets of $0.3 million due to prepayments for our research and development activities. Cash used in operating activities for the year ended December 31, 2018 was $35.5 million, consisting of a net loss of $37.6 million adjusted for noncash items including stock-based compensation expense of $2.8 million and accretion on marketable securities of $0.7 million. The change in our net operating assets and liabilities for the year ended December 31, 2018 were due primarily to an increase in accounts payable and accrued liabilities of $0.6 million primarily due to increased clinical activities, which were partially offset by an increase in prepaid expenses and other current assets of $0.6 million due to prepayments for our research and development activities.

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2019 was $44.1 million and consisted of maturities of marketable securities of $141.5 million, partially offset by purchases of marketable securities of $97.1 million and purchases of property and equipment of $0.3 million. Cash used in investing activities for the year ended December 31, 2018 was $100.7 million and consisted of $107.9 million for the purchases of marketable securities and $0.3 million for the purchases of property and equipment, partially offset by $7.5 million from the maturities of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was $56.4 million and consisted of $49.7 million, net of issuance costs, from the proceeds from the public offering completed in March and April 2019 and $6.7 million, net of issuance costs, from the proceeds from the at-the-market offering. Cash provided by financing activities for the year ended December 31, 2018 was $89.9 million from the proceeds from the IPO, net of issuance costs paid in 2018.

In March 2017, we entered into a license Agreement with Novartis. See “—Overview—Novartis License Agreement.” In May 2017, the Company initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, the Company paid the related $0.3 million payment in May 2017. In May 2019, the Company initiated a Phase 3 clinical trial for the first indication, triggering another milestone payment of $2.5 million under the agreement. As of December 31, 2019, none of the remaining clinical milestones, regulatory milestones, sales milestones, or royalties is probable.

We enter into contracts in the normal course of business with CROs and CMOs to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Contractual Obligations and Other Commitments

Tabular disclosure of contractual obligations is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item 303(a)(5) under Item 303(d).

Net Operating Loss Carryforwards

As of December 31, 2019, we had federal net operating loss carryforwards of $127.0 million, of which $14.0 million will begin to expire in 2036 and $113.0 million can be carried forward indefinitely. As of December 31, 2019, we had state net operating loss carryforwards of $130.8 million, which will begin to expire in various amounts in 2036. As of December 31, 2019, we also had federal research and development tax credit carryforwards of $3.8 million, which begin to expire in 2037. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our IPO, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. We have not completed a study to determine whether our public offerings, private placements and other transactions that have occurred over the past three years may have triggered an ownership change limitation. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have not performed an ownership change analysis.

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

Recently Issued and Adopted Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $91.5 million, primarily comprised of money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows. As of December 31, 2019, substantially all of our total liabilities were denominated in the United States dollar.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2019.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2019, the Company’s Chief Executive Officer and Vice President, Finance concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors, executive officers and corporate governance will be included in our 2020 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2020 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2020 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2020 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2020 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

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

Item 16. 10-K Summary

The Company has elected not to include summary information.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018, and 2017	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2017, 2018, and 2019	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
resTORbio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of resTORbio, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended, December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 12, 2020

resTORbio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$33,774	$7,042
Marketable securities	57,699	100,986
Prepaid expenses	1,707	1,491
Other current assets	73	15
Total current assets	93,253	109,534
Restricted cash	245	84
Property and equipment, net	414	321
Total assets	$93,912	$109,939
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,716	$2,989
Accrued liabilities	5,483	2,727
Total current liabilities	12,199	5,716
Other liabilities	15	19
Total liabilities	12,214	5,735
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2019 and 2018; none issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2019 and 2018; 36,444,732 and 28,055,344 shares issued and outstanding as of December 31, 2019 and 2018, respectively; 36,444,732 and 28,054,344 shares vested as of December 31, 2019 and 2018, respectively	4	3
Additional paid-in capital	235,777	175,635
Accumulated deficit	(154,132)	(71,393)
Other comprehensive income (loss)	49	(41)
Total stockholders’ equity	81,698	104,204
Total liabilities and stockholders’ equity	$93,912	$109,939

See accompanying notes to these consolidated financial statements.

resTORbio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$73,634	$31,065	$16,839
General and administrative	11,823	8,640	2,043
Total operating expenses	85,457	39,705	18,882
Loss from operations	(85,457)	(39,705)	(18,882)
Interest income	2,817	2,124	—
Other expense, net	(63)	(7)	(14,896)
Loss before income taxes	(82,703)	(37,588)	(33,778)
Income tax expense	36	26	—
Net loss	$(82,739)	$(37,614)	$(33,778)
Net loss per share, basic and diluted	$(2.41)	$(1.42)	$(8.42)
Weighted-average common shares used in computing net loss per share, basic and diluted	34,306,374	26,439,216	4,009,513
Other comprehensive loss:
Net unrealized gains (losses) on marketable securities	$90	$(41)	$—
Total other comprehensive income (loss)	90	(41)	—
Comprehensive loss	$(82,649)	$(37,655)	$(33,778)

See accompanying notes to these consolidated financial statements.

resTORbio, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Comprehensive	Shareholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2016	—	$—	—	$—	2,082,860	$1	$—	$(1)	$—	$—
Issuance of common shares to PureTech	—	—	—	—	1,886,363	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock, net of tranche liability	15,527,951	41,674	—	—	—	—	1,379	—	—	1,379
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $54	—	—	4,792,716	39,946	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	593,417	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	470	—	—	470
Net loss	—	—	—	—	—	—	—	(33,778)	—	(33,778)
Balance at December 31, 2017	15,527,951	$41,674	4,792,716	$39,946	4,562,640	$1	$1,849	$(33,779)	$—	$(31,929)
Conversion of convertible preferred stock into common stock upon the closing of initial public offering	(15,527,951)	(41,674)	(4,792,716)	(39,946)	15,870,559	1	81,619	—	—	81,620
Issuance of common stock upon closing of initial public offering, net of issuance costs of $8,379	—	—	—	—	6,516,667	1	89,369	—	—	89,370
Vesting of restricted stock	—	—	—	—	1,097,449	—	865	—	—	865
Exercise of stock options	—	—	—	—	7,029	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	1,928	—	—	1,928
Net loss	—	—	—	—	—	—	—	(37,614)	—	(37,614)
Net unrealized losses on marketable securities	—	—	—	—	—	—	—	—	(41)	(41)
Balance at December 31, 2018	—	$—	—	$—	28,054,344	$3	$175,635	$(71,393)	$(41)	$104,204
Issuance of common stock upon closing of public offering, net of issuance costs of $3,683	—	—	—	—	7,687,934	1	49,746	—	—	49,747
Issuance of common stock pursuant to the at-the-market offering, net of issuance costs of $285	—	—	—	—	687,800	—	6,716	—	—	6,716
Vesting of restricted stock	—	—	—	—	1,000	—	1	—	—	1
Vesting of restricted stock units, net of shares withheld for taxes					6,625	—	(20)	—	—	(20)
Exercise of stock options	—	—	—	—	7,029	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	—	—	3,693	—	—	3,693
Net loss	—	—	—	—	—	—	—	(82,739)	—	(82,739)
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	—	90	90
Balance at December 31, 2019	—	$—	—	$—	36,444,732	$4	$235,777	$(154,132)	$49	$81,698

See accompanying notes to these consolidated financial statements.

resTORbio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(82,739)	$(37,614)	$(33,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion on marketable securities	(1,020)	(673)	—
Depreciation and amortization expense	125	80	5
Loss on disposal of property and equipment	53	—	—
Stock-based compensation expense	3,694	2,793	470
Change in fair value of tranche liability	—	—	14,896
Expense related to acquisition of intellectual property	—	—	3,157
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(274)	(630)	(876)
Accounts payable	3,727	1,597	1,392
Accrued liabilities	2,756	(1,022)	3,749
Other liabilities	(4)	19	—
Net cash used in operating activities	(73,682)	(35,450)	(10,985)
Investing activities:
Purchases of property and equipment	(271)	(362)	(44)
Maturities of marketable securities	141,500	7,500	—
Purchase of marketable securities	(97,103)	(107,854)	—
Net cash provided by (used in) investing activities	44,126	(100,716)	(44)
Financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	—	—	25,000
Proceeds from issuance of Series B redeemable convertible preferred stock, net	—	—	39,946
Proceeds from public offering, net of issuance costs	49,747	90,908	—
Proceeds from at-the-market offering, net of issuance costs	6,716	—	—
Deferred offering costs	—	(970)	(568)
Taxes paid related to net share settlement of restricted stock units	(20)	—	—
Proceeds from exercise of stock options	6	5	—
Net cash provided by financing activities	56,449	89,943	64,378
Net increase (decrease) in cash, cash equivalents and restricted cash	26,893	(46,223)	53,349
Cash, cash equivalents and restricted cash at beginning of period	7,126	53,349	—
Cash, cash equivalents and restricted cash at end of period	$34,019	$7,126	$53,349
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for income taxes	$62	$—	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$81,620	$—

See accompanying notes to these consolidated financial statements.

resTORbio, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

resTORbio, Inc. (collectively referred to with its wholly-owned, controlled subsidiary, resTORbio Securities Corp. as “resTORbio” or the “the Company”) was incorporated in the State of Delaware on July 5, 2016. The Company is a clinical-stage biopharmaceutical company developing innovative medicines that target the biology of aging to prevent or treat aging-related diseases with the potential to extend healthy lifespan. The Company’s principal operations are located in Boston, Massachusetts.

In November 2019, the Company announced that top line data from the PROTECTOR 1 Phase 3 study, evaluating the safety and efficacy of RTB101 in preventing clinically symptomatic respiratory illness in adults age 65 and older, did not meet its primary endpoint and the Company has stopped the development of RTB101 for clinically symptomatic respiratory illness. In addition, in February 2020, the Company retained JMP Securities LLC as a financial advisor to assist it in its evaluation of a broad range of strategic alternatives to enhance stockholder value, including additional capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving the Company. There is no assurance that the review of strategic alternatives will result in the Company changing its business plan, pursuing any particular transaction, or, if it pursues any such transaction, that it will be completed.

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

At-the-Market Offering

On February 1, 2019, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof (collectively, the “Securities”). The Company also simultaneously entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by the Company of up to an aggregate of $50.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf and subject to the limitations thereof. The Company will pay to the Sales Agents cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. Beginning in June 2019 through September 19, 2019, based on settlement date, the Company sold approximately 688,000 shares of common stock at a weighted-average selling price of $10.18 per share in accordance with the Sales Agreement for aggregate net proceeds of $6.7 million, after payment of cash commissions of 3.0 percent of the gross proceeds to the Sales Agent and incurred issuance costs of approximately $75,000 related to legal, accounting, and other fees in connection with the sale. As of December 31, 2019, $43.0 million remained available for sale under the Sales Agreement.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and has an accumulated deficit of $154.1 million as of December 31, 2019. As of December 31, 2019, the Company had $91.5 million of cash, cash equivalents, and marketable securities, which the Company believes will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of filing this Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company’s fiscal year end is December 31st. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of any expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities stock-based compensation expense. Management bases its estimates on historical experience, and on various other market-specific relevant assumptions that management believes to be reasonable, under the circumstances. Actual results may differ from those estimates or assumptions.

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

Restricted Cash

The Company maintains a letter of credit for the benefit of the landlord in connection with the Company’s office lease. As of December 31, 2019 and 2018, restricted cash (non-current) related to this letter of credit consisted of $245,000 and $84,000, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2019 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$33,774	$33,774	$—	$—
U.S. treasury securities (included in marketable securities)	57,699	57,699	—	—
Total	$91,473	$91,473	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2018 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$6,804	$6,804	$—	$—
U.S. treasury securities (included in cash and cash equivalents)	238	238	—	—
U.S. treasury securities (included in marketable securities)	100,986	100,986	—	—
Total	$108,028	$108,028	$—	$—

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

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2019 and 2018. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2019 and 2018.

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

Concentration of Manufacturing Risk

As of December 31, 2019, the Company had manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in either party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company has recorded no impairment during any of the periods presented.

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and includes these costs in accrued liabilities in the consolidated balance sheets and within research and development expenses in the consolidated statements of operations and comprehensive loss. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company estimates the amount of work completed by its third-party service providers through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. The Company makes significant judgments and estimates in determining the accrued balance in each reporting period based on the facts and circumstances known at that time. As actual costs become known, the Company adjusts its accrued estimates. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed, the number of patients enrolled, and the rate of patient enrollment may vary from its estimates and could result in it reporting amounts that are too high or too low in any particular period. The Company’s accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations, or CROs, clinical manufacturing organizations, or CMOs, and other third-party service providers. To date, there have been no material differences between estimated costs of research and development activities accrued by the Company each reporting period and amounts actually incurred.

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

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with FASB ASC Topic 718, Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted stock, restricted stock units, and stock options, to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company uses the value of its common stock to determine the fair value of restricted stock and restricted stock units.

The Company accounts for restricted stock and common stock options issued to non-employees under FASB ASC Topic 505-50, Equity- Based Payments to Non-Employees (“ASC 505-50”). As such, the value of such awards is periodically remeasured and income or expense is recognized over their vesting terms. Compensation cost related to awards with service-based vesting schedules is recognized using the straight-line method. The Company determines the fair value of the restricted stock and common stock granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued.

The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (i) the expected share price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. Due to the lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to the Company, including stage of product development and focus on the life science industry. The Company uses the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion, or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted the provisions of ASU 2017-09 on January 1, 2018. No modifications of share-based payment awards have occurred as of December 31, 2019.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2016-18 on December 31, 2019. Upon adoption of ASU 2016-18, the Company applied the retrospective transition method for each period presented and included $0 and $84,000 of restricted cash in the beginning-of-period and end-of-period cash, cash equivalents and restricted cash balance, respectively, in the consolidated statement of cash flows for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in the balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The adoption of this standard is expected to have an impact on the amount of the Company’s assets and liabilities presented. The Company expects to utilize the new transition method described in ASU No. 2018-11 and use the effective date as the Company’s date of initial application for the new standard. The Company expects to elect the available package of practical expedients in transition which would allow it to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. As of December 31, 2019, the Company has not elected to early adopt the guidance and is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2020 with early adoption permitted, and requires adoption using a modified retrospective approach, with certain exceptions. Based on the composition of the Company’s investment portfolio as of December 31, 2019, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which intends to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASC 606. The Company does not expect the impact of ASU 2018-07 to be material to its consolidated financial statements.

3. Marketable Securities

As of December 31, 2019, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency treasuries and securities	$57,650	$49	$—	$57,699
Total	$57,650	$49	$—	$57,699

As of December 31, 2018, the fair value of marketable securities by type of security was as following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency treasuries and securities	$101,027	$4	$(45)	$100,986
Total	$101,027	$4	$(45)	$100,986

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows:

	December 31, 2019
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$57,650	$57,699
Total	$57,650	$57,699

	December 31, 2018
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$101,027	$100,986
Total	$101,027	$100,986

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	As of December 31,
	2019	2018
	(In thousands)
Leasehold improvements	$17	$65
Machinery and equipment	—	38
Furniture and fixtures	397	194
Computers	125	76
Office equipment	11	11
Software	22	22
Total property and equipment	572	406
Less: accumulated depreciation	(158)	(85)
Property and equipment, net	$414	$321

Depreciation expense was $0.1 million, $80,000, and $5,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2019	2018
	(In thousands)
Accrued payroll and related expenses	$1,643	$1,189
Accrued restructuring cost (see Note 15)	516	—
Accrued research and development expenses	3,171	1,028
Other	153	510
Total accrued liabilities	$5,483	$2,727

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

As consideration for the licensed rights, the Company issued Novartis Institutes for Biomedical Research (“NIBR”) 2,587,992 shares of the Company’s Series A Preferred Stock. The fair value of the Novartis license was $3.2 million based on the fair value of the Series A Preferred Stock which was determined to be $1.22 per share based on an independent third-party valuation and is recorded as research and development expenses in the consolidated statements of operations and comprehensive loss.

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

Milestone payments to Novartis are recorded as research and development expenses in the consolidated statements of operations and comprehensive loss once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, the Company initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, the Company paid the related $0.3 million payment in May 2017. In May 2019, the Company initiated a Phase 3 clinical trial for the first indication, triggering another milestone payment of $2.5 million under the agreement. As of December 31, 2019, none of the remaining clinical milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement.

7. Research Funding Agreement

Silverstein Foundation

On March 6, 2018, the Company and the Silverstein Foundation for Parkinson’s with GBA (the “Silverstein Foundation”) entered into a research funding agreement (the “Silverstein Funding Agreement”). One of the Company’s directors is a co-founder and current trustee of the Silverstein Foundation. Under the terms of the Silverstein Funding Agreement, the Silverstein Foundation will partially fund the preclinical research, development work, and Phase 2 clinical trial expenses (the “Research”) to be conducted and borne by the Company in connection with the development of RTB101, alone or in combination with other products (the “Product”).

Upon execution of the Silverstein Funding Agreement, the Silverstein Foundation paid the Company an upfront sum of $0.5 million (the “Funding Amount”). The Company is entitled to use the Funding Amount solely to conduct the Research and is obligated to repay the Funding Amount in full to the Silverstein Foundation if it successfully conducts a positive Phase 3 clinical trial of the Product for PD. The Company is solely responsible for commencing and conducting the Research and will furnish periodic progress updates to the Silverstein Foundation throughout the term of the Silverstein Funding Agreement. After completing the Research, the Company must provide the Silverstein Foundation with a formal report describing the work performed and the results of the Research.

The Company recognizes proceeds received from the Silverstein Foundation as a reduction to research and development expenses, rather than as revenue, in the consolidated statements of operations and comprehensive loss because the corresponding Silverstein Funding Agreement does not contain specified performance obligations other than to conduct research on a particular program or in a particular field and there are no obligations to deliver specified products or technology.

For funds received under the Silverstein Funding Agreement, the Company recognizes a reduction in research and development expenses. During the year ended December 31, 2018, $0.5 million qualifying expenses have been incurred. Therefore, all amounts received have been recorded as a reduction of the research and development expense.

National Institute of Health

In May 2019, the Company was awarded a 5-year grant for up to $1.5 million from the National Institutes of Health (the “NIH”) to study RTB101 and the regulation of antiviral immunity in the elderly. The Company is entitled to use the award solely to conduct the research. The Company is solely responsible for commencing and conducting the research and will furnish periodic progress updates to the NIH throughout the term of the award. After completing the research, the Company must provide the NIH with a formal report describing the work performed and the results of the research.

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. As of December 31, 2019, $0.1 million qualifying expenses have been incurred and $41,000 have been funded by the NIH. Therefore, $61,000 is included in other current assets on the accompanying balance sheet as of December 31, 2019.

8. Preferred Stock

As of December 31, 2019 and 2018, the Company had 10,000,000 shares of preferred stock authorized and none was issued and outstanding.

9. Common Stock

General

As of December 31, 2019, the Company had 150,000,000 shares of common stock authorized, of which 36,444,732 shares were issued and outstanding. The common stock has the following characteristics:

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors. Cash dividends may not be declared or paid to the holders of common stock until paid on the preferred stock. As of December 31, 2019, no dividends have been declared or paid since the Company’s inception.

Liquidation

After payment to the holders of shares of preferred stock of their liquidation preference, the holders of the common stock are entitled to share ratably in the Company’s assets available for distribution to stockholders, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a deemed liquidation event.

Reserve for future issuance

As of December 31, 2019 and 2018, the Company has reserved the following number of shares of common stock for future issuance upon the exercise of options, vesting of restricted stock units or grant of equity awards:

	As of December 31,
	2019	2018
Options issued and outstanding	2,562,800	1,122,677
Unvested restricted stock units	828,935	24,960
Options available for future grants	212,308	1,350,582
Shares available for issuance under the 2018 ESPP	555,583	275,030
Total	4,159,626	2,773,249

10. Stock-based Compensation

In 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”). Under the 2017 Plan, shares of the Company’s common stock have been reserved for the issuance of stock options, restricted stock awards and restricted stock units to employees, directors, and consultants under terms and provisions established by the Board of Directors. A total of 537,914 shares were reserved for issuance under the 2017 Plan. Under the terms of the 2017 Plan, options may be granted at an exercise price not less than fair market value. The terms of options granted under the 2017 Plan may not exceed ten years. The Board shall determine the terms and conditions of a restricted stock Award, including the conditions for vesting and repurchase (or forfeiture) and the issue price, if any. On October 11, 2017, the Company increased the number of shares of common stock available for issuance under the 2017 Plan from 537,914 shares to 630,662 shares. On November 29, 2017, the Company increased the number of shares of common stock available for issuance under the 2017 Plan from 630,662 shares to 1,866,009 shares.

In connection with the Company’s IPO, the Board adopted, and the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (“2018 Plan”), which became effective on the date immediately preceding the date on which the Company’s registration statement became effective. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2018 Plan. The number of shares of common stock that were initially reserved for issuance under the 2018 Plan was 2,200,260 shares. The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board. On January 1, 2019, as a result of the foregoing evergreen provision, the number of common stock available for issuance under the 2018 Plan automatically increased from 2,200,260 to 3,322,473 shares.

Since the date of effectiveness of the 2018 Plan, the Company has not and will not grant any further awards under the 2017 Plan. However, any shares of common stock subject to awards under the 2017 Plan that expire, terminate, or otherwise are surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2018 Plan. As of December 31, 2019, no such shares became available for issuance under the 2018 Plan.

Stock-based Compensation Expense

Total stock-based compensation expense is recognized for stock-based awards granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Research and development	$1,542	$1,236	$246
General and administrative	2,152	1,557	224
Total stock-based compensation expense	$3,694	$2,793	$470

Stock Options

The following table summarizes stock option activity under the Plan:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price per Option ($)	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)
Outstanding, December 31, 2018	1,350,582	1,122,677	11.63	9.22
Shares reserved for issuance	1,122,213
Options granted	(1,896,527)	1,896,527	6.28
Restricted stock units granted	(813,335)
Options exercised	—	(7,029)	0.79
Options forfeited	449,375	(449,375)	10.77
Outstanding, December 31, 2019	212,308	2,562,800	7.85	8.84	200
Exercisable, December 31, 2019		461,150	11.40	7.06	37
Vested and expected to vest, December 31, 2019		2,562,800	7.85	8.84	200

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2019. The aggregate intrinsic value of options exercised during the year ended December 31, 2019, was $67,000. The aggregate intrinsic values of options exercised during the year ended December 31, 2018 was $78,000.

During the year ended December 31, 2019, the Company granted options to employees and directors to purchase an aggregate of 1,886,687 common shares with a weighted-average grant date fair value of $4.83. During the year ended December 31, 2018, the Company granted options to employees to purchase an aggregate of 926,838 common shares with a weighted-average grant date fair value of $9.23. During the year ended December 31, 2019, the Company granted options to non-employees to purchase an aggregate of 9,840 common shares with a weighted-average grant date fair value of $7.61. During the year ended December 31, 2018, the Company granted options to non-employees to purchase an aggregate of 7,200 common shares with a weighted-average grant date fair value of $12.51.

As of December 31, 2019, the total unrecognized compensation expense related to unvested employee options was $9.4 million which the Company expects to recognize over an estimated weighted-average period of 2.80 years. As of December 31, 2019, the total unrecognized compensation expense related to unvested non-employee options was $26,000 which the Company expects to recognize over an estimated weighted-average period of 2.14 years.

The fair value of stock options for employees and non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2019	2018	2017
Employees:
Fair value of common stock	$1.27 - $10.66	$8.57 - $15.45	$0.79 - $9.33
Expected term (in years)	5.5 - 6.1	5.8 - 6.2	5.9 - 6.2
Expected volatility	92.0% - 104.9%	75.9% - 90.6%	74.4% - 74.5%
Risk-free interest rate	1.4% - 2.6%	2.4% - 3.1%	1.9% - 2.2%
Expected dividend yield	0.0%	0.0%	0.0%
Non-employees:
Fair value of common stock	$1.23 - $10.26	$8.62 - $15.45	$0.79 - $10.28
Expected term (in years)	7.4 - 10.0	8.4 - 10.0	9.4 - 10.0
Expected volatility	89.7% - 99.5%	78.0% - 91.2%	74.6% - 77.0%
Risk-free interest rate	1.7% - 2.8%	2.7% - 3.1%	2.3% - 2.4%
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock

On April 17, 2018, the Company granted 2,000 shares of restricted stock to a consultant. The restrictions lapsed in four equal quarterly installments and was fully vested on the first anniversary of such grant. Compensation expenses of such unvested shares was remeasured at fair value until vested at each reporting date.

The summary of restricted stock activity and related information follows:

Number of Restricted Shares Outstanding
Unvested shares — December 31, 2018	1,000
Vested	(1,000)
Unvested shares — December 31, 2019	—

The Company recognized $4,000, $0.9 million and $0.4 million of stock-based compensation expense related to restricted shares during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was no unrecognized stock-based compensation expense related to unvested restricted stock.

Restricted Stock Units

In May 2018, the Company granted 24,960 restricted stock units to an employee with a grant date fair value of $9.03 per share. In December 2019, the Company granted 813,335 restricted stock units to employees with a weighted-average grant date fair value of $1.27.

The summary of restricted stock unit activity and related information follows:

Number of Restricted Stock Units Outstanding
Unvested shares — December 31, 2018	24,960
Granted	813,335
Vested	(9,360)
Unvested shares — December 31, 2019	828,935

The Company recognized $74,000 and $35,000, of stock-based compensation expense related to restricted stock units during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $1.1 million of unrecognized stock-based compensation expense related to unvested restricted stock units which the Company expects to recognize over a remaining weighted-average period of 3.75 years.

2018 Employee Stock Purchase Plan

The Board adopted and the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”), which became effective on the date immediately preceding the date on which the Company’s registration statement became effective. The 2018 ESPP enables eligible employees to purchase shares of the Company’s Common Stock at a discount. The number of shares of common stock that were initially reserved for issuance under the 2018 ESPP was 275,030 shares. The 2018 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and increasing each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31; (ii) 543,926 shares or (iii) such number of shares as determined by the ESPP administrator. On January 1, 2019, as a result of the foregoing evergreen provision, the number of common stock available for issuance under the 2018 ESPP automatically increased from 275,030 to 555,583 shares. No shares have been issued under the 2018 ESPP during the years ended December 31, 2019 and 2018.

11. Income Taxes

Provision for Income Taxes

For the years ended December 31, 2019, 2018, and 2017, the Company did not record a federal current or deferred income tax expense. For the years ended December 31, 2019 and 2018, the Company did record a state current tax expense. The Company’s consolidated loss before income taxes consists solely of a domestic loss.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income tax benefit at federal statutory rate	$(17,368)	$(7,899)	$(11,484)
State taxes	(5,314)	(2,340)	(1,011)
Tax credits	(2,910)	(817)	(222)
Stock-based compensation	753	764	140
Federal tax rate change	—	—	2,202
Change in fair value of tranche rights	—	3	5,065
Other	25	241	—
Change in valuation allowance	24,850	10,074	5,310
Income tax expense	$36	$26	$—
Effective tax rate	0.0%	0.0%	0.0%

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

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income taxes were as follows:

	As of December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating losses	$34,938	$13,054
Capitalized license	771	835
Research credits	4,151	1,007
Accruals	401	514
Stock-based compensation	53	51
Net unrealized loss	—	11
Total gross deferred tax assets	40,314	15,472
Less valuation allowance	(40,221)	(15,395)
Total deferred tax assets	93	77
Deferred tax liabilities:
Net unrealized gain	13	—
Depreciation and amortization	80	77
Total gross deferred tax liability	93	77
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. A valuation allowance of $40.2 million and $15.4 million has been recorded for the years ended December 31, 2019 and 2018, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of approximately $127.0 million, of which $14.0 million will begin to expire in 2036 and $113.0 million can be carried forward indefinitely. As of December 31, 2019, the Company had total state net operating loss carryforwards of approximately $130.8 million which will begin to expire in 2036. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change of ownership” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed an ownership change analysis.

As of December 31, 2019 and 2018, the Company had federal research credits of $3.8 million and $0.9 million, respectively, which will begin to expire in 2037 and state research credits of $0.5 million and $0.2 million, respectively, which will begin to expire in 2032. These tax credits are subject to the same limitations discussed above. The Company has not yet conducted a study of its research and development credit carryforwards. This study may result in an increase or decrease to the Company's credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the statements of operations and comprehensive loss or statements of cash flows if an adjustment were required.

Unrecognized Tax Benefits

The Company has incurred net operating losses since inception and has no significant unrecognized tax benefits. If in the future the Company recognizes uncertain tax positions, the Company’s effective tax rate will be reduced. Currently, the Company has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to uncertain tax positions would result in an adjustment of net operating loss or tax credit carry forwards rather than resulting in a cash outlay. As of December 31, 2019, the Company had no unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

Income tax returns are filed in the U.S. and Massachusetts. The Company is not currently under examination. Due to net operating losses and research credit carryovers, all of the tax years remain open to examination.

12. Commitments and Contingences

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2019.

Lease

In April 2019, the Company amended its multi-year lease agreement to relocate its office space in Boston, Massachusetts under an operating lease agreement. The amended lease term is for a period of seven years from the date of relocation on August 1, 2019. The initial annual base rent of the relocation premises is $0.6 million per year, increasing 2% annually. In connection with the lease amendment, the Company issued a new cash-collateralized letter of credit for the benefit of the landlord in the amount of $0.2 million. Rent expense was $0.5 million, $0.3 million and $0 the years ended December 31, 2019, 2018, and 2017, respectively. Obligations to make future minimum lease payments as of December 31, 2019, are as follows:

Year ending December 31,	Minimum Lease Payments
(In thousands)
2020	$594
2021	606
2022	618
2023	630
2024	643
Years thereafter	1,043
Total	$4,134

Novartis License Agreement

The Company is required to pay up to an aggregate of $1.5 million upon the satisfaction of clinical milestones, up to an aggregate of $24 million upon the satisfaction of regulatory milestones for the first indication approved, and up to an aggregate of $18 million upon the satisfaction of regulatory milestones for the second indication approved. In addition, the Company is required to pay up to an aggregate of $125 million upon the satisfaction of commercial milestones, based on the amount of annual net sales. The Company is also required to pay tiered royalties ranging from a mid single-digit percentage to a low teen-digit percentage on annual net sales of products. These royalty obligations last on a product-by-product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a Novartis patent covering a subject product, (ii) the expiration of any regulatory exclusivity for the subject product in a country, or (iii) the 10th anniversary of the first commercial sale in the country, and are subject to a reduction after the expiration of the last valid claim of a Novartis patent or the introduction of a generic equivalent of a product in a country.

Silverstein Foundation

The Company is obligated to repay the Funding Amount in full to the Silverstein Foundation if it successfully conducts a positive Phase 3 clinical trial of the Product for PD (see Note 7).

13. Net Loss per Share

As described in Note 2, the Company computes basic and diluted earnings (losses) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class” method). Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of share-based awards. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, unvested restricted stock, and unvested restricted stock units. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their affect is anti-dilutive.

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect (in common stock equivalent shares):

	As of December 31,
	2019	2018
Options issued and outstanding	2,562,800	1,122,677
Unvested restricted stock	—	1,000
Unvested restricted stock units	828,935	24,960
Total	3,391,735	1,148,637

14. Related Party Transactions

Since the Company’s incorporation in July 2016, the Company has engaged in transactions with related parties.

During the year ended December 31, 2017, the Company issued 1,886,363 shares of common stock and made payments to PureTech for certain founding services and cost reimbursements. PureTech is a founder of the Company and holds shares of common stock and preferred stock of the Company.

The Company is a party to an intellectual property license agreement with Novartis. In addition, NIBR is a preferred stock shareholder of the Company (see Note 6).

Aggregate payments for the above related party transactions totaled $2.5 million, $0, and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company is a party to a Funding Agreement with the Silverstein Foundation, an entity in which one of the Company’s directors is a co-founder and current trustee (See Note 7). No funds were received from the Silverstein Foundation during the year ended December 31, 2019 and 2017. The Company received $0.5 million during the year ended December 31, 2018.

15. Reduction in Workforce

In December 2019, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with its business needs following the Company’s November 2019 announcement regarding that top line data from the PROTECTOR 1 Phase 3 study, evaluating the safety and efficacy of RTB101 in preventing clinically symptomatic respiratory illness in adults age 65 and older, did not meet its primary endpoint, and that the Company has stopped the development of RTB101 in this indication.

Under the restructuring plan, the Company reduced its workforce by 8 employees (approximately 22% of total employees). Affected employees are eligible to receive severance payments and outplacement services in connection with the reduction. During the year ended December 31, 2019, the Company recorded aggregate restructuring charges of approximately $0.6 million related to severance payments and other employee-related costs. The Company does not expect to incur any additional significant costs associated with this restructuring. During the year ended December 31, 2019, $66,000 of the estimated restructuring charges were paid. The Company expects the remaining accrued restructuring costs of $0.5 million will be paid in the next 12 months.

The following table shows the total amount expected to be incurred and the liability related to the 2019 restructuring as of December 31, 2019:

One-time Employee Termination Benefits
(In thousands)
Accrued restructuring costs beginning balance	$—
Restructuring charges incurred during the year	582
Amounts paid during the year	(66)
Accrued restructuring costs as of December 31, 2019	$516

The following table summarizes the restructuring charges reported in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019:

	Cash	Non-cash	Total Expenses
	(In thousands)
Research and development	$306	$—	$306
General and administrative	276	—	276
Total	$582	$—	$582

16. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Total operating expenses	$11,691	$19,169	$25,161	$29,436	$85,457
Loss from operations	(11,691)	(19,169)	(25,161)	(29,436)	(85,457)
Net loss	(11,069)	(18,332)	(24,448)	(28,890)	(82,739)
Net loss per share—basic and diluted	$(0.38)	$(0.51)	$(0.68)	$(0.79)	$(2.41)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Total operating expenses	$10,200	$14,113	$9,032	$6,360	$39,705
Loss from operations	(10,200)	(14,113)	(9,032)	(6,360)	(39,705)
Net loss	(9,859)	(13,591)	(8,407)	(5,757)	(37,614)
Net loss per share—basic and diluted	$(0.46)	$(0.48)	$(0.30)	$(0.21)	$(1.42)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

4.3*	Description of Securities

10.1#

2017 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.2#

2018 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.3#

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.4#

Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.5#

2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.6#

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.7+

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

10.9#

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

10.11#

Offer Letter, dated as of October 5, 2017, between the Registrant and John McCabe (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-222373) filed with the SEC on December 29, 2017)

Exhibit Number	Description of Exhibit

10.12#

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

10.14

Office Lease Agreement, dated as of January 8, 2018, by and between the Registrant and 500 Boylston and 222 Berkeley Owner (DE) LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018)

10.15#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 29, 2018)

10.16#

Second Amendment to Offer Letter, effective as of March 1, 2019, between the Registrant and Joan Mannick (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on May 15, 2019)

10.17

First Amendment to Office Lease, dated as of April 1, 2019, by and between the Registrant and 500 Boylston and 222 Berkeley Owner (DE) LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on May 15, 2019)

10.18#

Employment Agreement, dated as of May 8, by and between the Registrant and Lloyd Klickstein (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on August 14, 2019)

10.19

Amendment No. 2 to License Agreement, dated August 20, 2019, by and between the Registrant and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on November 5, 2019)

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

resTORbio, Inc.

Date: March 12, 2020	By:	/s/ Chen Schor
Chen Schor President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chen Schor
Chen Schor	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2020
/s/ John McCabe
John McCabe	Senior Vice President, Finance (principal financial officer and principal accounting officer)	March 12, 2020
/s/ Jeffrey Chodakewitz
Jeffrey Chodakewitz	Director	March 12, 2020
/s/ Paul Fonteyne
Paul Fonteyne	Director	March 12, 2020
/s/ Michael Grissinger
Michael Grissinger	Director	March 12, 2020
/s/ Jonathan Silverstein
Jonathan Silverstein	Director	March 12, 2020
/s/ David Steinberg
David Steinberg	Director	March 12, 2020
/s/ Lynne Sullivan
Lynne Sullivan	Director	March 12, 2020