Form 10-Q
period 2020-03-31
resTORbio, Inc.
filed 2020-05-07
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, the registrant had 36,445,751 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•	the ability to satisfy the conditions to the merger transaction with Adicet Bio, Inc., including the ability to obtain shareholder approval, on the proposed terms and timeframe;
•

the ability to realize the anticipated benefits of transactions related to the merger transaction with Adicet Bio, Inc. and other restructuring activities, including in connection with the merger transaction, or other initiatives in a timely manner or at all;

•	the risk of unanticipated costs, liabilities or delays relating to the merger transaction with Adicet Bio, Inc., including the outcome of any legal proceedings relating to the merger transaction;
•

the occurrence of any change, effect, event, development, matter, state of facts, series of events or circumstances that could give rise to the termination of the agreement with Adicet Bio, Inc. related to the merger transaction, including a termination of such agreement under circumstances that could require us to pay a termination fee to Adicet Bio, Inc.;

•

our plans to develop and commercialize RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, and other product candidates for the targeted indications and patient populations, including the therapeutic potential and clinical benefits thereof;

•	our future clinical trials for RTB101 alone or in combination with a rapalog, such as everolimus or sirolimus, whether conducted by us or by any future collaborators
•	the timing of initiation and the anticipated results of our ongoing and future clinical trials of RTB101 alone or in combination with rapalogs, such as everolimus or sirolimus;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•

the impact of any business interruptions to our operations or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the coronavirus disease (COVID-19) outbreak or similar public health crisis;

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

resTORbio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$61,232	$33,774
Marketable securities	15,111	57,699
Prepaid expenses	1,237	1,707
Other current assets	1	73
Total current assets	77,581	93,253
Restricted cash	245	245
Property and equipment, net	380	414
Total assets	$78,206	$93,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,210	$6,716
Accrued liabilities	1,355	5,483
Total current liabilities	2,565	12,199
Other liabilities	24	15
Total liabilities	2,589	12,214
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 36,445,751 and 36,444,732 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	236,751	235,777
Accumulated deficit	(161,170)	(154,132)
Accumulated other comprehensive income	32	49
Total stockholders’ equity	75,617	81,698
Total liabilities and stockholders’ equity	$78,206	$93,912

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$4,841	$8,852
General and administrative	2,539	2,839
Total operating expenses	7,380	11,691
Loss from operations	(7,380)	(11,691)
Other income, net	349	631
Loss before income taxes	(7,031)	(11,060)
Income tax expense	7	9
Net loss	$(7,038)	$(11,069)
Net loss per share, basic and diluted	$(0.19)	$(0.38)
Weighted-average common shares used in computing net loss per share, basic and diluted	36,445,169	29,014,750
Other comprehensive gain (loss):
Net loss	$(7,038)	$(11,069)
Net unrealized (losses) gains on marketable securities	(17)	73
Comprehensive loss	$(7,055)	$(10,996)

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Compressive	Shareholders
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	36,444,732	$4	$235,777	$(154,132)	$49	$81,698
Vesting of restricted stock units, net of shares withheld for taxes	1,019	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	975	—	—	975
Net loss	—	—	—	(7,038)	—	(7,038)
Net unrealized losses on marketable securities	—	—	—	—	(17)	(17)
Balance at March 31, 2020	36,445,751	$4	$236,751	$(161,170)	$32	$75,617

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Compressive	Shareholders
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2018	28,054,344	$3	$175,635	$(71,393)	$(41)	$104,204
Issuance of common stock upon closing of public offering, net of issuance costs of $3,455	7,200,000	1	46,584	—	—	46,585
Vesting of restricted shares	500	—	1	—	—	1
Stock-based compensation expense	—	—	662	—	—	662
Net loss	—	—	—	(11,069)		(11,069)
Net unrealized gains on marketable securities	—	—	—	—	73	73
Balance at March 31, 2019	35,254,844	$4	$222,882	$(82,462)	$32	$140,456

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(7,038)	$(11,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion on marketable securities	71	(247)
Depreciation and amortization expense	34	27
Stock-based compensation expense	975	663
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	542	(81)
Accounts payable	(5,506)	144
Accrued liabilities	(4,128)	(1,482)
Other liabilities	9	(4)
Net cash used in operating activities	(15,041)	(12,049)
Investing activities:
Purchases of property and equipment	—	(24)
Maturities of marketable securities	42,500	42,500
Purchases of marketable securities	—	(77,104)
Net cash provided by (used in) investing activities	42,500	(34,628)
Financing activities:
Proceeds from public offering, net of issuance costs	—	46,816
Taxes paid related to net share settlement of restricted stock units	(1)	—
Net cash (used in) provided by financing activities	(1)	46,816
Net increase in cash, cash equivalents and restricted cash	27,458	139
Cash, cash equivalents and restricted cash at beginning of period	34,019	7,126
Cash, cash equivalents and restricted cash at end of period	$61,477	$7,181
Supplemental disclosure of non-cash investing and financing activities:
Issuance costs associated with public offering included in accounts payable	$—	$231

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

resTORbio, Inc. (collectively referred to with its wholly-owned, controlled subsidiaries, resTORbio Securities Corp. and Project Oasis Merger Sub, Inc. (“Merger Sub”) as “resTORbio” or the “Company”) was incorporated in the State of Delaware on July 5, 2016. The Company is a clinical-stage biopharmaceutical company developing innovative medicines that target the biology of aging to prevent or treat aging-related diseases with the potential to extend healthy lifespan. The Company’s principal operations are located in Boston, Massachusetts.

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

On April 28, 2020, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Adicet Bio, Inc. ("Adicet") and Merger Sub pursuant to which, subject to the satisfaction or waiver of the conditions therein, Adicet will merge with and into Merger Sub (the “Merger”), with Adicet continuing as the surviving company and a wholly-owned subsidiary of resTORbio. The Merger Agreement was approved by the members of the Company's board of directors (the "Board"), and the Board resolved to recommend approval of the Merger Agreement to the Company's shareholders. The closing of the Merger is subject to approval of the Company shareholders and the satisfaction of customary closing conditions (see Note 14).

From the Company’s inception, it has devoted substantially all of its efforts to business planning, engaging regulatory, manufacturing and other technical consultants, planning and executing clinical trials and raising capital. The Company’s future operations are highly dependent on the success of the merger with Adicet.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of March 31, 2020 and the results of operations and cash flows for the interim periods ended March 31, 2020 and 2019. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “2019 Form 10-K”). Interim results are not necessarily indicative of results for a full year or for any other interim period. The condensed consolidated financial statements include the accounts of resTORbio, Inc. and its wholly owned subsidiaries, resTORbio Securities Corp. and Project Oasis Merger Sub, Inc. All inter-company transactions and balances have been eliminated in consolidation.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the 2019 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2020.

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

The following table summarizes assets measured at fair value on a recurring basis at March 31, 2020 (in thousands):

		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Cash	$17	$17	$—	$—
Money market funds (included in cash and cash equivalents)	61,215	61,215	—	—
U.S. treasury securities (included in marketable securities)	15,111	15,111	—	—
Total	$76,343	$76,343	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2019 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$33,774	$33,774	$—	$—
U.S. treasury securities (included in marketable securities)	57,699	57,699	—	—
Total	$91,473	$91,473	$—	$—

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 modifies fair value disclosure requirements, specifically around level transfers and valuation of Level 3 assets and liabilities. ASU 2018-13 is effective for financial statements issued for annual and interim periods beginning after December 15, 2019 for all entities. Early adoption of all or part of ASU 2018-13 is permitted. Effective January 1, 2020, the Company adopted the standard. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in the balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance was effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period to annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed. The adoption of this standard is expected to have an impact on the amount of the Company’s assets and liabilities presented. The Company expects to utilize the new transition method described in ASU No. 2018-11 and use the effective date as the Company’s date of initial application for the new standard. The Company expects to elect the available package of practical expedients in transition which would allow it to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. As of December 31, 2019, the Company has not elected to early adopt the guidance and is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Based on the composition of the Company’s investment portfolio as of March 31, 2020, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which intends to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2018-07 is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASC 606. The Company does not expect the impact of ASU 2018-07 to be material to its consolidated financial statements.

3. Marketable Securities

As of March 31, 2020, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency securities and treasuries	$15,079	$32	$—	$15,111
Total	$15,079	$32	$—	$15,111

As of December 31, 2019, the fair value of marketable securities by type of security was as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
Description	Cost	Gains	Losses	Value
U.S. government agency treasuries and securities	$57,650	$49	$—	$57,699
Total	$57,650	$49	$—	$57,699

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows (in thousands):

	March 31, 2020
	Amortized	Fair
	Cost	Value
Due in one year or less	$15,079	$15,111
Total	$15,079	$15,111

	December 31, 2019
	Amortized	Fair
	Cost	Value
Due in one year or less	$57,650	$57,699
Total	$57,650	$57,699

4. Property and equipment, net

Property and equipment, net consists of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Leasehold improvements	$17	$17
Furniture and fixtures	397	397
Computers	125	125
Office equipment	11	11
Software	22	22
Total property and equipment	572	572
Less: accumulated depreciation	(192)	(158)
Property and equipment, net	$380	$414

Depreciation and amortization expense was $34,000 and $27,000 for the three months ended March 31, 2020 and 2019, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Accrued payroll and related expenses	$526	$1,643
Accrued restructuring costs (See Note 13)	96	516
Accrued research and development expenses	627	3,171
Other	106	153
Total accrued liabilities	$1,355	$5,483

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

Milestone payments to Novartis will be recorded as research and development expenses in the condensed consolidated statements of operations once achievement of each associated milestone has occurred. In May 2017, the Company initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, the Company paid the related $0.3 million payment in May 2017. In May 2019, the Company initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under the agreement. As of March 31, 2020, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement.

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

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. As of December 31, 2019, $0.1 million qualifying expenses have been incurred and $41,000 have been funded by the NIH. Therefore, $61,000 is included in other current assets on the accompanying balance sheet as of December 31, 2019. As of March 31, 2020, $0.3 million qualifying expenses have been incurred and $0.3 million have been funded by the NIH. Therefore, $0 is included in other current assets on the accompanying balance sheet as of March 31, 2020.

8. Preferred Stock and Common Stock

As of March 31, 2020, the Company had 10,000,000 shares of preferred stock authorized and none issued and outstanding.

Reserve for future issuance

The Company has reserved the following number of shares of common stock for future issuance upon the exercise of options, vesting of restricted stock units or grant of equity awards:

	March 31, 2020	December 31, 2019
Options issued and outstanding	2,302,435	2,562,800
Unvested restricted stock units	753,863	828,935
Options available for future grants	2,007,250	215,043
Shares available for issuance under the 2018 ESPP	920,030	555,583
Total	5,983,578	4,162,361

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

In connection with the Company’s initial public offering completed in January 2018, the Board adopted and the Company’s stockholders approved the 2018 Stock Incentive Plan (“2018 Plan”), which became effective on the date immediately preceding the date on which the Company’s registration statement became effective. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2018 Plan. The number of shares of common stock that were reserved for issuance under the 2018 Plan were 2,200,260 shares. The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board. On January 1, 2019, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 Plan automatically increased from 2,200,260 to 3,322,473 shares. On January 1, 2020, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 Plan automatically increased from 3,322,473 to 4,780,262 shares.

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

Stock-based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s condensed consolidated condensed statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$400	$277
General and administrative	575	386
Total stock-based compensation expense	$975	$663

Stock Options

The following table summarizes stock option activity under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
					(In thousands)
Outstanding, December 31, 2019	215,043	2,562,800	$7.85	8.84
Shares reserved for issuance	1,457,789
Options cancelled	260,365	(260,365)	8.57
Restricted stock units cancelled	74,053
Outstanding, March 31, 2020	2,007,250	2,302,435	7.76	8.55	$21
Exercisable, March 31, 2020		577,853	10.75	7.17	12
Vested and expected to vest, March 31, 2020		2,302,435	7.76	8.55	21

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2020. No options were exercised during the three months ended March 31, 2020.

During the three months ended March 31, 2020, the Company did not grant options to purchase common shares. The expense related to options granted to employees and directors for the three months ended March 31, 2020 was $0.9 million. The expense related to options granted to non-employees for the three months ended March 31, 2020 was $1,000. The expense related to options granted to employees and directors was $0.6 million for the three months ended March 31, 2019. The expense related to options granted to non-employees was $7,000 for the three months ended March 31, 2019.

As of March 31, 2020, the total unrecognized compensation expense related to unvested options granted to employees and directors was $7.3 million, which the Company expects to recognize over an estimated weighted-average period of 2.6 years. As of March 31, 2020, the total unrecognized compensation expense related to unvested non-employee options was $15,000, which the Company expects to recognize over an estimated weighted-average period of 1.92 years.

The fair value of stock options for employees and non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Employees:
Fair value of common stock	N/A	$8.53 - $8.90
Expected term (in years)	N/A	6.1
Expected volatility	N/A	93.7% - 94.8%
Risk-free interest rate	N/A	2.5% - 2.6%
Expected dividend yield	N/A	0.0%
Non-employees:
Fair value of common stock	$0.96 - $1.07	$6.82 - $8.61
Expected term (in years)	7.2 - 9.0	8.2 - 10.0
Expected volatility	99.6% - 101.7%	91.3% - 94.9%
Risk-free interest rate	0.6% - 0.9%	2.4% - 2.6%
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

In May 2018, the Company granted 24,960 restricted stock units to an employee with a grant date fair value of $9.03 per share. In December 2019, the Company granted 813,335 restricted stock units to employees with a weighted-average grant date fair value of $1.27.

The summary of restricted stock unit activity and related information follows:

Number of Restricted Stock Units Outstanding
Unvested shares — December 31, 2019	828,935
Vested, net of shares withheld for taxes	(1,019)
Cancelled	(74,053)
Unvested shares — March 31, 2020	753,863

The Company recognized $71,000 and $14,000 of stock-based compensation expense related to restricted stock units during the three months ended March 31, 2020 and 2019. As of March 31, 2020, there was $1.0 million of unrecognized stock-based compensation expense related to unvested restricted stock units. This amount is expected to be recognized over a remaining weighted-average period of 3.50 years. There were no restricted stock units granted to employees or non-employees during the three months ended March 31, 2020 and 2019.

2018 Employee Stock Purchase Plan

The Board adopted and the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”), which became effective on the date immediately preceding the date on which the Company’s registration statement became effective. The 2018 ESPP enables eligible employees to purchase shares of the Company’s Common Stock at a discount. The number of shares of common stock originally reserved for issuance under the 2018 ESPP were 275,030 shares. The 2018 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and increasing each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31; (ii) 543,926 shares or (iii) such number of shares as determined by the ESPP administrator. On January 1, 2019, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 275,030 to 555,583 shares. On January 1, 2020, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 555,583 to 920,030 shares. No shares have been issued under the 2018 ESPP during the three months ended March 31, 2020 and 2019.

10. Commitments and Contingences

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2020 and December 31, 2019.

11. Net Loss per Share

The Company computes basic and diluted losses per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class” method). Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of share-based awards. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three months ended March 31, 2020 and 2019, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect (in common stock equivalent shares):

	As of March 31,
	2020	2019
Options issued and outstanding	2,302,435	1,706,317
Unvested restricted stock	—	500
Unvested restricted stock units	753,863	24,960
Total	3,056,298	1,731,777

12. Related Party Transactions

Since the Company’s incorporation in July 2016, the Company has engaged in transactions with related parties.

The Company is a party to an intellectual property license agreement with Novartis. In addition, NIBR, an affiliate of Novartis, is a shareholder of the Company (See Note 6). No payments have been made to Novartis during the three months ended March 31, 2020 and 2019.

The Company is a party to a Funding Agreement with the Silverstein Foundation, an entity in which one of the Company’s directors is a co-founder and current trustee. The Company did not receive any funding from the Silverstein Foundation during the three months ended March 31, 2020 and 2019.

13. Reduction in Workforce

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

Under the restructuring plan, the Company reduced its workforce by 8 employees (approximately 22% of total employees). Affected employees are eligible to receive severance payments and outplacement services in connection with the reduction. In January 2020, the Company further reduced its workforce by 2 employees. During the quarter ended March 31, 2020, the Company recorded additional restructuring charges of approximately $0.1 million related to severance payments and other employee-related costs. During the quarter ended March 31, 2020, $0.5 million of the estimated restructuring charges were paid.

The following table shows the total amount expected to be incurred and the liability related to the 2019 restructuring as of March 31, 2020:

One-time Employee Termination Benefits
(In thousands)
Accrued restructuring costs beginning balance	$516
Restructuring charges incurred during the year	112
Amounts paid during the year	(532)
Accrued restructuring costs as of March 31, 2020	$96

The Company expects the remaining accrued restructuring costs of $96,000 will be paid within the next 12 months. No other restricting costs are expected to be incurred.

The following table summarizes the restructuring charges reported in the consolidated statements of operations and comprehensive loss for the quarter ended March 31, 2020:

	Cash	Non-cash	Total Expenses
	(In thousands)
Research and development	$112	$—	$112
General and administrative	—	—	—
Total	$112	$—	$112

14. Subsequent Event

On April 28, 2020, the Company entered into an agreement and plan of merger with Adicet Bio, Inc., a Delaware company (“Adicet"), and Project Oasis Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company ("Merger Sub"), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into Adicet, with Adicet surviving as a wholly-owned subsidiary of the Company. The Merger Agreement was approved by the members of the board of directors of the Company (the "Board") and the Board resolved to recommend approval of the Merger Agreement to the Company’s shareholders. The closing of the Merger is subject to approval of the Company's shareholders and the satisfaction of certain closing conditions. Certain of the Company’s stockholders who collectively own approximately 24% of the outstanding shares of the Company’s common stock have entered into voting agreements, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote in favor of the Merger.

Subject to the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time shall be entitled to one contractual contingent value right issued by the Company subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement. The transaction is expected to close in the second half of 2020. If the Company is unable to satisfy the closing conditions in Adicet’s favor or if other mutual closing conditions are not satisfied, Adicet will not be obligated to complete the Merger. Under certain circumstances, the Company would be required to pay Adicet a termination fee of $6.1 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our subsequent filings with the SEC. Unless the context indicated otherwise, all references herein to our company include our wholly-owned subsidiaries, resTORbio Securities Corp and Project Oasis Merger Sub, Inc.

Overview

We are a clinical-stage biopharmaceutical company developing innovative medicines that target the biology of aging to prevent or treat age-related diseases with the potential to extend healthy lifespan. Our lead program selectively inhibits the target of rapamycin complex 1, or TORC1, an evolutionarily conserved pathway that contributes to the age-related decline in function of multiple organ systems. Our lead product candidate, RTB101, is an oral, selective, and potent inhibitor of TORC1. RTB101 inhibits the phosphorylation of multiple targets downstream of TORC1. Inhibition of TORC1 has been observed to extend lifespan and healthspan in aging preclinical species and to enhance immune, neurologic and cardiac functions, suggesting potential benefits in several aging-related diseases. In April of 2019, we initiated a Phase 1b/2a clinical trial of RTB101 alone or in combination with sirolimus in Parkinson’s Disease, or PD. PD is a progressive neurodegenerative disease that affects approximately 7.5 million people worldwide. The multicenter, 2:1 randomized, double-blind, placebo-controlled Phase 1b/2a trial is evaluating the safety and tolerability of RTB101 alone or in combination with escalating doses of sirolimus (2 mg, 4 mg and 6 mg) once weekly for 4 weeks in patients with PD. To date, patients have been enrolled in three cohorts and dosed once weekly with 300 mg of RTB101 alone, 2 mg of sirolimus alone, or a combination of 300 mg RTB101 and 2 mg of sirolimus. Results of an interim study analysis indicated that all 3 dosing regimens were well tolerated and RTB101 300 mg once weekly was observed to cross the blood brain barrier. Sirolimus at the dose of 2 mg, alone or in combination with RTB101, was not detected in the CSF. Data from the first three cohorts in the study suggest that the concentrations of RTB101 observed in the CSF four hours after dosing were highest when RTB101 was given as a monotherapy. Enrollment and dosing of the RTB101 300 mg in combination with sirolimus 4 mg once weekly cohort has been completed. In April 2020, we announced that we postponed enrollment in the fifth cohort a consequence of the COVID-19 level 4 alert in New Zealand, where all non-essential services have been closed and people have been instructed to stay home. Enrollment of four of the five planned once-weekly dosing arms of RTB101 300 mg, sirolimus 2 mg, RTB101 300 mg in combination with sirolimus 2 mg, and RTB101 300 mg in combination with sirolimus 4 mg has been completed. We plan to analyze the data from the four completed dosing arms and data from the four completed cohorts is expected by mid-2020. Notwithstanding the foregoing, on April 30, 2020, we elected to terminate the study and have no plans to dose patients in the fifth dosing arm.

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

In February 2020, we retained JMP Securities LLC as a financial advisor to assist in our evaluation of a broad range of strategic alternatives to enhance stockholder value, including additional capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving us.

After a comprehensive review of strategic alternatives, on April 28, 2020, we entered into the Merger Agreement with Adicet Bio, Inc. (“Adicet”), pursuant to which, if all of the conditions to closing are satisfied or waived, Adicet will become a wholly-owned subsidiary of resTORbio (the “Merger”). The Merger Agreement was unanimously approved by the members of our Board and the Board resolved to recommend approval of the Merger Agreement to our shareholders. Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Certain of our stockholders who collectively own approximately 24% of the outstanding shares of our common stock have entered into voting agreements, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote in favor of the Merger.

Subject to the terms of the Merger Agreement, at the Effective Time each share of our common stock issued and outstanding immediately prior to the Effective Time shall be entitled to one contractual contingent value right issued by us subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement. The transaction is expected to close in the second half of 2020. Refer to Note 14, Subsequent Events, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

From our inception, we have devoted substantially all of our efforts to business planning, engaging regulatory, manufacturing and other technical consultants, planning and executing clinical trials and raising capital. Our future operations are highly dependent on the success of the merger with Adicet.

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

Milestone payments to Novartis are recorded as research and development expenses in our consolidated statements of operations and comprehensive loss once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, we initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, we paid the related $0.3 million payment in May 2017. In May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under the agreement. As of March 31, 2020, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement. The remaining clinical milestones are the initiation of the Phase 2 and Phase 3 clinical trials for the second indication. We also enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

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

We expect our research and development expenses to decrease substantially for the foreseeable future as we are no longer developing RTB101 for the prevention of clinically symptomatic respiratory illness in adults age 65 and older and for the treatment of Parkinson’s disease. We will continue to invest in research and development activities related to developing our product candidates, however at a much lower expense rate. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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
•

the impact of any business interruptions to our operations or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the coronavirus disease (COVID-19) outbreak or similar public health crisis; and

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

General and Administrative

General and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases related to our potential Merger with Adicet and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, The Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administration and professional services.

Other Income, Net

Other income, net, consists primarily of interest income earned on cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$4,841	$8,852
General and administrative	2,539	2,839
Total operating expenses	7,380	11,691
Loss from operations	(7,380)	(11,691)
Other income, net	349	631
Loss before income taxes	(7,031)	(11,060)
Income tax expense	7	9
Net loss	$(7,038)	$(11,069)

Research and Development

Research and development expenses decreased to $4.8 million for the three months ended March 31, 2020, and were primarily attributable to $0.4 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials $2.2 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.4 million of costs related to external consulting incurred to supplement our research and development personnel, and $1.8 million of personnel costs, including stock-based compensation. Research and development expenses were $8.9 million for the three months ended March 31, 2019, and were primarily attributable to $4.5 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials $2.3 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.3 million of costs related to external consulting incurred to supplement our research and development personnel, and $1.8 million of personnel costs, including stock-based compensation.

General and Administrative

General and administrative expenses decreased to $2.5 million for the three months ended March 31, 2020, and were primarily attributable to $1.4 million of personnel, including stock-based compensation, and $1.1 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel. General and administrative expenses were $2.8 million for the three months ended March 31, 2019, and were primarily attributable to $1.4 million of personnel, including stock-based compensation, and $1.4 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $0.3 million for the three months ended March 31, 2020, and primarily consisted of interest income. Other income, net was $0.6 million for the three months ended March 31, 2019, and primarily consisted of interest income.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of shares of common stock and the sale of shares of our redeemable convertible preferred stock. As of March 31, 2020, we had $76.3 million in cash, cash equivalents, and marketable securities and an accumulated deficit of $161.2 million.

In November 2019, we announced that top line data from the PROTECTOR 1 Phase 3 study, evaluating the safety and efficacy of RTB101 in preventing clinically symptomatic respiratory illness in adults age 65 and older, did not meet its primary endpoint and the Company has stopped the development of RTB101 for clinically symptomatic respiratory illness.

In February 2020, we retained JMP Securities LLC as a financial advisor to assist in our evaluation of a broad range of strategic alternatives to enhance stockholder value, including additional capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving us.

On April 28, 2020, we entered into a Merger Agreement with Adicet and Merger Sub pursuant to which, subject to the satisfaction or waiver of the conditions therein, Adicet will merge with and into Merger Sub, with Adicet continuing as the surviving company and a wholly-owned subsidiary of resTORbio. The Merger Agreement was unanimously approved by the members of the Company's Board, and the Board resolved to recommend approval of the Merger Agreement to the Company's shareholders.

The Company’s future operations are highly dependent on the success of the merger with Adicet.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(15,041)	$(12,049)
Net cash used in investing activities	42,500	(34,628)
Net cash provided by financing activities	(1)	46,816
Net increase in cash and cash equivalents	$27,458	$139

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $15.0 million, consisting of a net loss of $7.0 million adjusted for noncash items including stock-based compensation expense of $1.0 million and accretion on marketable securities of $0.1 million. The change in our net operating assets and liabilities for the three months ended March 31, 2020 were primarily due to a decrease in accounts payable and accrued liabilities of $9.6 million due to decreased clinical activities and a decrease in prepaid expenses and other current assets of $0.5 million due to a reduction in prepayments for our research and development activities. Cash used in operating activities for the three months ended March 31, 2019 was $12.0 million, consisting of a net loss of $11.1 million adjusted for noncash items including stock-based compensation expense of $0.7 million and accretion on marketable securities of $0.2 million. The change in our net operating assets and liabilities for the three months ended March 31, 2019 were primarily due to a decrease in accounts payable and accrued liabilities of $1.3 million primarily due to decreased clinical activities and an increase in prepaid expenses and other current assets of $0.1 million due to prepayments for our research and development activities.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2020 was $42.5 million and consisted of maturities of marketable securities. Cash used in investing activities for the three months ended March 31, 2019 was $34.6 million and consisted of $77.1 million for the purchases of marketable securities, partially offset by $42.5 million from maturities of marketable securities.

Cash Flows from Financing Activities

Cash used by financing activities for the three months ended March 31, 2020 was $1,000. Cash provided by financing activities for the three months ended March 31, 2019 was $46.8 million, net of issuance costs, from the proceeds from the public offering completed in March 2019.

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

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued and Adopted Accounting Pronouncements

For additional information, please read Recently Issued Accounting Pronouncements in Note 2, Summary of Significant Accounting Policies of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $76.3 million, primarily invested in U.S. treasury securities and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date. As of March 31, 2020, substantially all of our total liabilities were denominated in the U.S. dollar.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and 2019.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Finance concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

The matters discussed in this Quarterly Report on Form 10-Q include forward looking statements that involve risks and uncertainties. These statements are neither promises nor guarantees but are based on various assumptions by management regarding future circumstances, over many of which resTORbio has little or no control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in all of the other information included or incorporated in this report. Other than the risk factors set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to our Merger with Adicet Bio, Inc.

Failure to complete, or delays in completing, the potential merger with Adicet Bio, Inc. (“Adicet”) announced on April 29, 2020 could materially and adversely affect our results of operations, business, financial results and/or stock price.

On April 28, 2020, we entered into an agreement with Adicet and Project Oasis Merger Sub, Inc. (“Merger Sub”) pursuant to which, if all of the conditions to closing are satisfied or waived, Adicet will merge with and into Merger Sub, with Adicet continuing as the surviving company and a wholly-owned subsidiary of resTORbio (the “Merger”). Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Risks related to the failure of the proposed merger to be consummated include, but are not limited to, the following:

•

we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Adicet, which could have a negative effect on our stock price;

•

we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Adicet, which could have a negative effect on our stock price;

•	under some circumstances, we may be required to pay a termination fee to Adicet of $6.1 million;
•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•	the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•	the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•	we could be subject to litigation related to any failure to complete the Merger;
•

the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our stock price.

We cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our shareholders and Adicet’s shareholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions in Adicet’s favor or if other mutual closing conditions are not satisfied, Adicet will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Adicet a termination fee of $6.1 million.

If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our shareholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our shareholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further shareholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect our business.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Until the Merger is completed, the Merger Agreement restricts Adicet and us from taking specified actions without the consent of the other party, and, in regards to us, requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent Adicet and us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Because the Merger Agreement provides for a fixed exchange ratio for the number of shares of Adicet common stock that will be issued for each outstanding share of our common stock, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement provides for a fixed exchange ratio for the number of shares of Adicet common stock that will be issued for each outstanding share of our common stock in the Merger. If the public trading value of shares of Adicet common stock declines over the period of time required to satisfy the Merger’s closing conditions, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement contains provisions that limits our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Adicet.

The Merger Agreement provides that we shall not, and requires us to refrain from permitting our representatives to, among other things, solicit, participate in negotiations with respect to or approve or recommend any third party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited proposals. Further, while our board of directors is permitted to make a recommendation change to our stockholders with respect to the Merger under certain circumstances, unless Adicet terminates the Merger Agreement, we nonetheless will be required to submit the proposals to a stockholder vote at a special meeting. This requirement, which is often called a “force the vote” provision, means that we do not have the right before the stockholder vote to terminate the Merger Agreement to accept a superior proposal. If the Merger Agreement is terminated, in certain circumstances, we may be required to pay Adicet a termination fee of $6,100,000.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Adicet, Adicet’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Adicet, or Adicet’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

The Merger Agreement contemplates that, at or prior to the Effective Time, the Holder’s Representative (as defined in the Merger Agreement) and the Rights Representative (as defined in the Merger Agreement) will execute and deliver a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of resTORbio common stock as of immediately prior to the Effective Time shall be entitled to one contractual contingent value right (“CVR”) issued by resTORbio, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of resTORbio common stock held by such holder. Each CVR will entitle the holder of the CVR to receive net proceeds of the commercialization, if any, received from a third party commercial partner of RTB101 for a COVID-19-related indication, with clinical data expected by the first quarter of 2021. The right of our stockholders to derive any value from the CVRs will be contingent solely upon the commercialization of RTB101 for a COVID-19-related indication within the time periods specified in the CVR Agreement.

We may not be able to achieve successful results from studies of RTB101 for a COVID-19-related indication or the commercialization of the RTB101 for a COVID-19-indication. If this is not achieved for any reason within the time periods specified in the CVR Agreement or the consideration received is not greater than the amounts permitted to be retained or deducted by us, no payments will be made under the CVRs, and the CVRs will expire valueless.

We are substantially dependent on our remaining employees to facilitate the consummation of the merger.

As of May 6, 2020, we had only 12 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

Risks Related to Ownership of Our Common Stock

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, surfaced in Wuhan, China and has reached multiple other regions and countries, including Boston, Massachusetts where our primary office and laboratory space are located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently being affected by the coronavirus. Some factors from the coronavirus outbreak that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•

limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials; and

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, product manufacturing and supply, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

These and other factors arising from the coronavirus could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated April 28, 2020, by and among the registrant, Adicet Bio, Inc. and Project Oasis Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on April 29, 2020)

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
+

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTORBIO, INC.

Date: May 7, 2020	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: May 7, 2020	By:	/s/ John J. McCabe
John J. McCabe
Vice President, Finance (Principal financial and accounting officer)