Form 10-Q
period 2020-06-30
resTORbio, Inc.
filed 2020-07-31
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 29, 2020, the registrant had 36,453,882 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

resTORbio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$70,889	$33,774
Marketable securities	—	57,699
Prepaid expenses and other current assets	2,860	1,780
Total current assets	73,749	93,253
Restricted cash	245	245
Property and equipment, net	348	414
Total assets	$74,342	$93,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,467	$6,716
Accrued liabilities	1,097	5,483
Total current liabilities	3,564	12,199
Other liabilities	34	15
Total liabilities	3,598	12,214
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 36,446,853 and 36,444,732 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	237,509	235,777
Accumulated deficit	(166,769)	(154,132)
Accumulated other comprehensive income	—	49
Total stockholders’ equity	70,744	81,698
Total liabilities and stockholders’ equity	$74,342	$93,912

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$1,788	$16,553	$6,629	$25,405
General and administrative	3,864	2,616	6,403	5,455
Total operating expenses	5,652	19,169	13,032	30,860
Loss from operations	(5,652)	(19,169)	(13,032)	(30,860)
Other income, net	54	847	403	1,478
Loss before income taxes	(5,598)	(18,322)	(12,629)	(29,382)
Income tax expense	1	10	8	19
Net loss	$(5,599)	$(18,332)	$(12,637)	$(29,401)
Net loss per share, basic and diluted	$(0.15)	$(0.51)	$(0.35)	$(0.91)
Weighted-average common shares used in computing net loss per share, basic and diluted	36,446,235	35,684,368	36,445,460	32,248,646
Other comprehensive gain (loss):
Net loss	$(5,599)	$(18,332)	$(12,637)	$(29,401)
Net unrealized (losses) gains on marketable securities	(32)	138	(49)	211
Comprehensive loss	$(5,631)	$(18,194)	$(12,686)	$(29,190)

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Compressive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	36,444,732	$4	$235,777	$(154,132)	$49	$81,698
Vesting of restricted stock units, net of shares withheld for taxes	1,019	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	975	—	—	975
Net loss	—	—	—	(7,038)	—	(7,038)
Net unrealized losses on marketable securities	—	—	—	—	(17)	(17)
Balance at March 31, 2020	36,445,751	$4	$236,751	$(161,170)	$32	$75,617
Vesting of restricted stock units, net of shares withheld for taxes	1,102	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	759	—	—	759
Net loss	—	—	—	(5,599)	—	(5,599)
Net unrealized losses on marketable securities	—	—	—	—	(32)	(32)
Balance at June 30, 2020	36,446,853	$4	$237,509	$(166,769)	$—	$70,744

resTORbio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Compressive	Shareholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2018	28,054,344	$3	$175,635	$(71,393)	$(41)	$104,204
Issuance of common stock upon closing of public offering, net of issuance costs of $3,455	7,200,000	1	46,584	—	—	46,585
Vesting of restricted shares	500	—	1	—	—	1
Stock-based compensation expense	—	—	662	—	—	662
Net loss	—	—	—	(11,069)		(11,069)
Net unrealized gains on marketable securities	—	—	—	—	73	73
Balance at March 31, 2019	35,254,844	$4	$222,882	$(82,462)	$32	$140,456
Issuance of common stock upon closing of public offering, net of issuance costs of $228	487,934	—	3,163	—	—	3,163
Issuance of common stock pursuant to the at-the-market offering, net of issuance costs of $64	62,663	—	582	—	—	582
Vesting of restricted shares	500	—	—	—	—	—
Vesting of restricted stock units	4,423	—	(15)	—	—	(15)
Exercise of stock options	7,029	—	6	—	—	6
Stock-based compensation expense	—	—	944	—	—	944
Net loss	—	—	—	(18,332)	—	(18,332)
Unrealized gain on marketable securities	—	—	—	—	138	138
Balance at June 30, 2019	35,817,393	$4	$227,562	$(100,794)	$170	$126,942

See accompanying notes to these condensed consolidated financial statements.

resTORbio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(12,637)	$(29,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion on marketable securities	150	(625)
Depreciation and amortization expense	68	55
Stock-based compensation expense	1,734	1,607
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,080)	(1,786)
Accounts payable	(4,251)	5,197
Accrued liabilities	(4,386)	(1,263)
Other liabilities	19	(8)
Net cash used in operating activities	(20,383)	(26,224)
Investing activities:
Purchases of property and equipment	—	(48)
Maturities of marketable securities	57,500	67,500
Purchases of marketable securities	—	(77,104)
Net cash provided by (used in) investing activities	57,500	(9,652)
Financing activities:
Proceeds from public offering, net of issuance costs	—	49,748
Proceeds from at-the-market offering, net of issuance costs	—	627
Taxes paid related to net share settlement of restricted stock units	(2)	(9)
Net cash (used in) provided by financing activities	(2)	50,366
Net increase in cash, cash equivalents and restricted cash	37,115	14,490
Cash, cash equivalents and restricted cash at beginning of period	34,019	6,881
Cash, cash equivalents and restricted cash at end of period	$71,134	$21,371
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$2	$11
Issuance costs associated with at-the-market offering included in accounts payable	$—	$45

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

In February 2020, the Company retained JMP Securities LLC (“JMP”) as a financial advisor to assist it in its evaluation of a broad range of strategic alternatives to enhance stockholder value, including additional capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving the Company.

On April 28, 2020, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Adicet Bio, Inc. ("Adicet") and Merger Sub pursuant to which, subject to the satisfaction or waiver of the conditions therein, The Merger Sub will merge with and into Adicet (the “Merger”), with Adicet continuing as the surviving company and a wholly-owned subsidiary of resTORbio. The Merger Agreement was approved by the members of the Company's board of directors (the "Board"), and the Board resolved to recommend approval of the Merger Agreement to the Company's shareholders. The closing of the Merger is subject to approval of the Company shareholders and the satisfaction of customary closing conditions.

From the Company’s inception, it has devoted substantially all of its efforts to business planning, engaging regulatory, manufacturing and other technical consultants, planning and executing clinical trials and raising capital. The Company’s future operations are highly dependent on the success of the merger with Adicet.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of June 30, 2020 and the results of operations and cash flows for the interim periods ended June 30, 2020 and 2019. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “2019 Form 10-K”). Interim results are not necessarily indicative of results for a full year or for any other interim period. The condensed consolidated financial statements include the accounts of resTORbio, Inc. and its wholly owned subsidiaries, resTORbio Securities Corp. and Project Oasis Merger Sub, Inc. All inter-company transactions and balances have been eliminated in consolidation.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the 2019 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2020.

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

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2020 (in thousands):

		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$70,889	$70,889	$—	$—
Total	$70,889	$70,889	$—	$—

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2019 (in thousands):

		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$33,774	$33,774	$—	$—
U.S. treasury securities (included in marketable securities)	57,699	57,699	—	—
Total	$91,473	$91,473	$—	$—

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in the balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance was effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities. In June 2020, the FASB issued ASU No. 2020-05, which deferred the effective date for nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period to annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be allowed. The adoption of this standard is expected to have an impact on the amount of the Company’s assets and liabilities presented. The Company expects to utilize the new transition method described in ASU No. 2018-11 and use the effective date as the Company’s date of initial application for the new standard. The Company expects to elect the available package of practical expedients in transition which would allow it to not re-assess whether existing or expired arrangements contain a lease, the lease classification of existing or expired leases, or whether previous initial direct costs would qualify for capitalization under the new lease standard. As of December 31, 2019, the Company has not elected to early adopt the guidance.

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

As of June 30, 2020, the Company did not have any marketable securities.

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

The estimated fair value and amortized cost of the Company’s available-for-sale securities by contractual maturity are summarized as follows (in thousands):

	December 31, 2019
	Amortized	Fair
	Cost	Value
Due in one year or less	$57,650	$57,699
Total	$57,650	$57,699

4. Property and equipment, net

Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Leasehold improvements	$17	$17
Furniture and fixtures	397	397
Computers	127	125
Office equipment	11	11
Software	22	22
Total property and equipment	574	572
Less: accumulated depreciation	(226)	(158)
Property and equipment, net	$348	$414

Depreciation and amortization expense was $34,000 and $68,000 for the three and six months ended June 30, 2020, respectively. Depreciation and amortization expense was $28,000 and $55,000 for the three and six months ended June 30, 2019

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Accrued payroll and related expenses	$509	$1,643
Accrued restructuring costs (See Note 13)	—	516
Accrued research and development expenses	230	3,171
Other	358	153
Total accrued liabilities	$1,097	$5,483

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

Milestone payments to Novartis will be recorded as research and development expenses in the condensed consolidated statements of operations once achievement of each associated milestone has occurred. In May 2017, the Company initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, the Company paid the related $0.3 million payment in May 2017. In May 2019, the Company initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under the agreement. As of June 30, 2020, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement.

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

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. As of June 30, 2020, $0.5 million qualifying expenses have been incurred and $0.3 million have been funded by the NIH. Therefore, $0.2 million is included in other current assets on the accompanying balance sheet as of June 30, 2020.

8. Preferred Stock and Common Stock

As of June 30, 2020, the Company had 10,000,000 shares of preferred stock authorized and none issued and outstanding.

Reserve for future issuance

The Company has reserved the following number of shares of common stock for future issuance upon the exercise of options, vesting of restricted stock units or grant of equity awards:

	June 30, 2020	December 31, 2019
Options issued and outstanding	2,140,012	2,562,800
Unvested restricted stock units	661,778	828,935
Options available for future grants	2,260,656	215,043
Shares available for issuance under the 2018 ESPP	920,030	555,583
Total	5,982,476	4,162,361

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

Stock-based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s condensed consolidated condensed statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$289	$499	$689	$776
General and administrative	470	444	1,045	831
Total stock-based compensation expense	$759	$943	$1,734	$1,607

Stock Options

The following table summarizes stock option activity under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
					(In thousands)
Outstanding, December 31, 2019	215,043	2,562,800	$7.85	8.84
Shares reserved for issuance	1,457,789
Options granted	(86,484)	86,484	2.23
Options cancelled	509,272	(509,272)	7.44
Restricted stock units cancelled	165,036
Outstanding, June 30, 2020	2,260,656	2,140,012	7.54	8.59	$567
Exercisable, June 30, 2020		771,444	10.02	8.04	91
Vested and expected to vest, June 30, 2020		2,140,012	7.54	8.59	567

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the in-the-money options and the fair value of the Company’s common stock as of June 30, 2020. No options were exercised during the six months ended June 30, 2020.

During the six months ended June 30, 2020, the Company granted options to directors to purchase an aggregate of 86,484 common shares with a grant date fair value of $1.80 per share. During the six months ended June 30, 2020, the Company did not grant any options to employees and nonemployees to purchase common shares. The expense related to options granted to employees and directors for the three and six months ended June 30, 2020 was $0.7 million and $1.6 million, respectively. The expense related to options granted to non-employees for the three and six months ended June 30, 2020 was $7,000 and $ 8,000, respectively. The expense related to options granted to employees and directors was $0.9 million and $1.5 million for the three and six months ended June 30, 2019, respectively. The expense related to options granted to non-employees was $40,000 and $48,000 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, the total unrecognized compensation expense related to unvested options granted to employees and directors was $5.9 million, which the Company expects to recognize over an estimated weighted-average period of 2.36 years. As of June 30, 2020, the total unrecognized compensation expense related to unvested non-employee options was $28,000, which the Company expects to recognize over an estimated weighted-average period of 1.74 years.

The fair value of stock options for employees and non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employees:
Fair value of common stock	$2.23	$6.97 - $8.08	$2.23	$6.97 - $8.90
Expected term (in years)	5.5	5.5 - 6.1	5.5	5.5 - 6.1
Expected volatility	110.2%	94.5% - 104.8%	110.2%	93.7% - 104.8%
Risk-free interest rate	0.4%	1.9% - 2.4%	0.4%	1.9% - 2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Non-employees:
Fair value of common stock	$2.09 - $2.18	$8.90 - $10.20	$0.96 - $2.18	$6.82 - $10.20
Expected term (in years)	7.0 - 8.8	8.0 - 9.7	7.0 - 9.0	8.0 - 10.0
Expected volatility	100.8% - 103.5%	93.4% - 94.2%	99.6% - 103.5%	90.0% - 94.9%
Risk-free interest rate	0.5% - 0.6%	1.9% - 2.1%	0.5% - 0.9%	1.9% - 2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units

In May 2018, the Company granted 24,960 restricted stock units to an employee with a grant date fair value of $9.03 per share. In December 2019, the Company granted 813,335 restricted stock units to employees with a grant date fair value of $1.27 per share.

The summary of restricted stock unit activity and related information is as follows:

Number of Restricted Stock Units Outstanding
Unvested shares — December 31, 2019	828,935
Vested, net of shares withheld for taxes	(2,121)
Cancelled	(165,036)
Unvested shares — June 30, 2020	661,778

The Company recognized $52,000 and $0.1 million of stock-based compensation expense related to restricted stock units during the three and six months ended June 30, 2020, respectively. As of June 30, 2020, there was $0.7 million of unrecognized stock-based compensation expense related to unvested restricted stock units. This amount is expected to be recognized over a remaining weighted-average period of 3.44 years. There were no restricted stock units granted to employees or non-employees during the three and six months ended June 30, 2020 and 2019.

2018 Employee Stock Purchase Plan

The Board adopted and the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”), which became effective on the date immediately preceding the date on which the Company’s registration statement became effective. The 2018 ESPP enables eligible employees to purchase shares of the Company’s Common Stock at a discount. The number of shares of common stock originally reserved for issuance under the 2018 ESPP were 275,030 shares. The 2018 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and increasing each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31; (ii) 543,926 shares or (iii) such number of shares as determined by the ESPP administrator. On January 1, 2019, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 275,030 to 555,583 shares. On January 1, 2020, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 555,583 to 920,030 shares. No shares have been issued under the 2018 ESPP during the three and six months ended June 30, 2020.

10. Commitments and Contingences

Litigation

In connection with the Merger, seven putative class action lawsuits have been filed against the Company, its directors, Adicet, and Merger Sub, of which one has already been dismissed. The lawsuits generally allege that the Company’s proxy statement/prospectus/information statement filed with the SEC on June 23, 2020 misrepresents and/or omits certain purportedly material information relating to financial projections, analysis performed by JMP, past engagements of JMP, and the process leading up to the execution of the Merger Agreement. The lawsuits seek, among other things: an injunction enjoining consummation of the Merger, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief, and any other relief the court may deem just and proper. The Company believes the lawsuits to be without merit and plans to seek dismissal.

11. Net Loss per Share

The Company computes basic and diluted losses per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class” method). Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of share-based awards. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and six months ended June 30, 2020 and 2019, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect (in common stock equivalent shares):

	As of June 30,
	2020	2019
Options issued and outstanding	2,140,012	1,706,317
Unvested restricted stock	—	500
Unvested restricted stock units	661,778	24,960
Total	2,801,790	1,731,777

12. Related Party Transactions

Since the Company’s incorporation in July 2016, the Company has engaged in transactions with related parties.

The Company is a party to an intellectual property license agreement with Novartis. In addition, NIBR, an affiliate of Novartis, is a shareholder of the Company (See Note 6). No payments have been made to Novartis during the three and six months ended June 30, 2020 and 2019.

The Company is a party to a Funding Agreement with the Silverstein Foundation, an entity in which one of the Company’s directors is a co-founder and current trustee. The Company did not receive any funding from the Silverstein Foundation during the three and six months ended June 30, 2020 and 2019.

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

Under the restructuring plan, the Company reduced its workforce by 8 employees (approximately 22% of total employees) in 2019. Affected employees are eligible to receive severance payments and outplacement services in connection with the reduction. In January 2020, the Company further reduced its workforce by 2 employees. No additional reductions were made during the six months ended June 30, 2020. The Company recorded additional restructuring charges of approximately $0 and $0.1 million related to severance payments and other employee-related costs, during the three and six months ended June 30, 2020, respectively. As of June 30, 2020, all of the restructuring charges had been paid.

The following table shows the total amount expected to be incurred and the liability related to the 2019 restructuring as of June 30, 2020:

One-time Employee Termination Benefits
(In thousands)
Accrued restructuring costs as of December 31, 2019	$516
Restructuring charges incurred during the year	112
Amounts paid during the year	(628)
Accrued restructuring costs as of June 30, 2020	$—

No other restructuring costs are expected to be incurred.

The following table summarizes the restructuring charges reported in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2020:

	Cash	Non-cash	Total Expenses
	(In thousands)
Research and development	$112	$—	$112
General and administrative	—	—	—
Total	$112	$—	$112

14. Subsequent Event

On July 21, 2020, the Company’s Board approved an amendment to the 2018 Plan, subject to stockholder approval, to increase the aggregate number of shares authorized for issuance under the 2018 Plan by 14,855,157 with a corresponding increase to the maximum number of shares that may be issued in the form of incentive stock options.

On July 28, 2020, the Company announced it received a grant award from the National Institute on Aging to fund a clinical trial to obtain preliminary data on the feasibility of studying RTB101 as compared to placebo for COVID-19 post-exposure prophylaxis in adults age 65 years and older. Approximately, sixty (60) subjects are expected to enroll in the clinical trial, which will be fully funded by the grant. The clinical trial is anticipated to start in the second half of 2020.

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

Overview

We are a clinical-stage biopharmaceutical company developing innovative medicines that target the biology of aging to prevent or treat age-related diseases with the potential to extend healthy lifespan. Our lead program selectively inhibits the target of rapamycin complex 1, or TORC1, an evolutionarily conserved pathway that contributes to the age-related decline in function of multiple organ systems. Our lead product candidate, RTB101, is an oral, selective, and potent inhibitor of TORC1. RTB101 inhibits the phosphorylation of multiple targets downstream of TORC1. Inhibition of TORC1 has been observed to extend lifespan and healthspan in aging preclinical species and to enhance immune, neurologic and cardiac functions, suggesting potential benefits in several aging-related diseases. In May 2020, we initiated a randomized, double-blind, placebo-controlled trial to determine if prophylaxis with RTB101 as compared to placebo reduces the severity of laboratory-confirmed novel coronavirus disease (referred to as “COVID-19”) in adults age 65 years and older who reside in a nursing home with one or more residents or staff who have laboratory-confirmed COVID-19. The primary endpoint for the study is the percentage of subjects who develop laboratory-confirmed COVID-19 with protocol-defined progressive symptoms or are hospitalized or die beginning at randomization through Week 4. Approximately 550 subjects are expected to enroll in the study. Subjects will be randomized 1:1 to RTB101 10 mg once daily or matching placebo once daily. As of July 21, 2020, fifteen (15) subjects have been randomized to receive RTB101 10 mg once daily or matching placebo. The study is conducted in collaboration with investigators at Brown University’s Schools of Medicine and Public Health. On July 28, 2020, we announced we received a grant award from the National Institute on Aging to fund a clinical trial to obtain preliminary data on the feasibility of studying RTB101 as compared to placebo for COVID-19 post-exposure prophylaxis in adults aged 65 years and older. Approximately, sixty (60) subjects are expected to enroll in the clinical trial, which will be fully funded by the grant. The clinical trial is anticipated to start in the second half of 2020.

In November 2019, we announced that top line data from the PROTECTOR 1 Phase 3 study, evaluating the safety and efficacy of RTB101 in preventing clinically symptomatic respiratory illness in adults age 65 and older, did not meet its primary endpoint and that we have stopped the development of RTB101 for clinically symptomatic respiratory illness. In May 2020, we terminated our Phase 1b/2a with RTB101 alone or RTB101 in combination with sirolimus in Parkinson’s disease. Except for the studies described above for COVID-19, there are no additional clinical studies ongoing with RTB101.

RTB101 was previously in development for preventing clinically symptomatic respiratory illness in adults age 65 and older. We previously completed Phase 2b and Phase 3 studies that were randomized, double-blind, placebo-controlled clinical trials that assessed whether 16 weeks of once daily RTB101 treatment reduced the incidence of laboratory-confirmed respiratory tract infections (the Phase 2b primary endpoint) or the incidence of clinically symptomatic respiratory illness (the Phase 3 primary endpoint) in older adults during winter cold and flu season. The Phase 2b study enrolled 652 adults, 65 years of age and older, at increased risk of respiratory tract infection-related morbidity and mortality. The Phase 3 study enrolled 1,024 adults 65 years of age and older, who did not smoke and did not have chronic obstructive pulmonary disease. Although the Phase 2b and Phase 3 trials of RTB101 to reduce the incidence of illness associated with respiratory tract infections (RTIs) in older adults were not designed or powered to assess the incidence and severity of coronavirus infections specifically, a trend toward a decrease in the incidence and severity of coronavirus infections was observed in both trials in older adults who were given RTB101 10 mg once daily as compared to placebo. Specifically, there were seven coronavirus infections observed in subjects who received RTB101 10 mg daily in the Phase 2b study, compared to 15 in the placebo group, and 18 coronavirus infections in the RTB101 group in the Phase 3 study compared to 23 in the placebo group. Trends were also observed toward a decrease in the percentage of subjects with severe coronavirus RTI symptoms and the time to alleviation of moderate and severe coronavirus RTI symptoms in the RTB101 group compared to placebo.

In February 2020, we retained JMP Securities LLC as a financial advisor to assist in our evaluation of a broad range of strategic alternatives to enhance stockholder value, including additional capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving us.

After a comprehensive review of strategic alternatives, on April 28, 2020, we entered into the Merger Agreement with Adicet Bio, Inc. (“Adicet”), pursuant to which, if all of the conditions to closing are satisfied or waived, Adicet will become a wholly-owned subsidiary of ours (the “Merger”). The Merger Agreement was unanimously approved by the members of our Board and the Board resolved to recommend approval of the Merger Agreement to our stockholders. Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Certain of our stockholders who collectively own approximately 24% of the outstanding shares of our common stock have entered into voting agreements, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote in favor of the Merger.

Subject to the terms of the Merger Agreement, at the Effective Time each share of our common stock issued and outstanding immediately prior to the Effective Time shall be entitled to one contractual contingent value right issued by us subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement. The transaction is expected to close in the second half of 2020. Refer to Note 1, Organization, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

From our inception, we have devoted substantially all of our efforts to business planning, engaging regulatory, manufacturing and other technical consultants, planning and executing clinical trials and raising capital. Our future operations are highly dependent on the success of the merger with Adicet.

Recent Developments

The recent outbreak of COVID-19 was labeled a global pandemic by the World Health Organization in March 2020 and has led to material and adverse impacts on the U.S. and global economies and created widespread uncertainty. In response to the COVID-19 pandemic, in the first quarter of 2020, we transitioned our workforce to a remote working model and restricted employee travel. Although we have not experienced significant disruption in our operations as a result of the COVID-19 pandemic, in April 2020, we announced that we postponed enrollment in the fifth cohort of our RTB101 trial as a consequence of the COVID-19 level 4 alert in New Zealand, where all non-essential services were closed and people were instructed to stay home. Notwithstanding the foregoing, we elected to terminate this trial in April 2020. We can provide no assurance that our ability to conduct successful trials on the timing and scale previously anticipated will begin to resolve in the near term, nor can we provide any assurance that delays in timing will not result in permanent loss. Further, we can provide no assurance as to the timing of the peak of the pandemic and its ultimate impact on the U.S. and global economy and on our business. In addition, the COVID-19 pandemic has had and is likely to continue to have adverse effects on our third-party business partners. We expect that the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, partners, and stockholders.

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

Milestone payments to Novartis are recorded as research and development expenses in our consolidated statements of operations and comprehensive loss once achievement of each associated milestone has occurred or the achievement is considered probable. In May 2017, we initiated a Phase 2b clinical trial for a first indication, triggering the first milestone payment under the agreement. Accordingly, we paid the related $0.3 million payment in May 2017. In May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under the agreement. As of June 30, 2020, none of the remaining development milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement. The remaining clinical milestones are the initiation of the Phase 2 and Phase 3 clinical trials for the second indication. We also enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

Financial Operations Overview

Revenue

We have not generated any revenue from the sale of our products, and we do not expect to generate any revenue unless and until we obtain regulatory approval of and commercialize RTB101, alone or in combination with a rapalog, such as everolimus or sirolimus, or until we enter into a collaboration arrangement for RTB101.

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

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs, and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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

General and Administrative

General and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, depreciation expense, and other expenses for outside professional services, including legal, human resources, audit, and accounting services. Personnel costs consist of salaries, benefits, and stock-based compensation expense. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases related to our potential Merger with Adicet and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, The Nasdaq Global Select Market, additional insurance expenses, investor relations activities, and other administrative and professional services.

Other Income, Net

Other income, net, consists primarily of interest income earned on cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019
Operating expenses:
Research and development	$1,788	$16,553
General and administrative	3,864	2,615
Total operating expenses	5,652	19,169
Loss from operations	(5,652)	(19,169)
Other income, net	54	847
Loss before income taxes	(5,598)	(18,322)
Income tax expense	1	10
Net loss	$(5,599)	$(18,332)

Research and Development

Research and development expenses decreased to $1.8 million for the three months ended June 30, 2020, and were primarily attributable to $0.3 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, $0.5 million of costs related to preclinical studies and ongoing costs related to clinical materials, $0.1 million of costs related to external consulting incurred to supplement our research and development personnel, and $0.9 million of personnel costs, including stock-based compensation. Research and development expenses were $16.6 million for the three months ended June 30, 2019, and were primarily attributable to $9.1 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, $2.6 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.3 million of costs related to external consulting incurred to supplement our research and development personnel, and $2.0 million of personnel costs, including stock-based compensation. In addition, in May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under our license agreement with NIBR.

General and Administrative

General and administrative expenses increased to $3.9 million for the three months ended June 30, 2020, and were primarily attributable to $1.2 million of personnel, including stock-based compensation, and $2.7 million of professional services fees, including $1.8 million related to the Merger. General and administrative expenses were $2.6 million for the three months ended June 30, 2019, and were primarily attributable to $1.5 million of personnel, including stock-based compensation, and $1.1 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $54,000 for the three months ended June 30, 2020, and primarily consisted of interest income. Other income, net was $0.8 million for the three months ended June 30, 2019, and primarily consisted of interest income. The decrease was primarily driven by a decrease in cash, cash equivalents and marketable securities balances as well as a decrease in interest rate.

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
Operating expenses:
Research and development	$6,629	$25,405
General and administrative	6,403	5,455
Total operating expenses	13,032	30,860
Loss from operations	(13,032)	(30,860)
Other income, net	403	1,478
Loss before income taxes	(12,629)	(29,382)
Income tax expense	8	19
Net loss	$(12,637)	$(29,401)

Research and Development

Research and development expenses decreased to $6.6 million for the six months ended June 30, 2020, and were primarily attributable to $0.7 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, $2.6 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.5 million of costs related to external consulting incurred to supplement our research and development personnel, and $2.8 million of personnel costs, including stock-based compensation. Research and development expenses were $25.4 million for the six months ended June 30, 2019, and were primarily attributable to $13.6 million of costs from third-party contract organizations and investigative clinical trial sites related to clinical trials, $4.9 million of costs related to preclinical studies and the production of preclinical and clinical materials, $0.6 million of costs related to external consulting incurred to supplement our research and development personnel, and $3.8 million of personnel costs, including stock-based compensation. In addition, in May 2019, we initiated a Phase 3 clinical trial for the first indication, triggering a milestone payment of $2.5 million under our license agreement with NIBR.

General and Administrative

General and administrative expenses increased to $6.4 million for the six months ended June 30, 2020, and were primarily attributable to $2.6 million of personnel, including stock-based compensation, and $3.8 million of professional services fees, including $2.0 million related to the Merger. General and administrative expenses increased to $5.5 million for the six months ended June 30, 2019, and were primarily attributable to $2.9 million of personnel, including stock-based compensation, and $2.6 million of professional services fees, including costs related to intellectual property, legal and filing costs, accounting costs, insurance, and external consulting costs incurred to supplement our personnel.

Other Income, Net

Other income, net was $0.4 million for the six months ended June 30, 2020, and primarily consisted of interest income. Other income, net was $1.5 million for the six months ended June 30, 2019, and primarily consisted of interest income. The decrease was primarily driven by a decrease in cash, cash equivalents and marketable securities balances as well as a decrease in interest rate.

Liquidity, Capital Resources and Plan of Operations

Since inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of shares of common stock and the sale of shares of our redeemable convertible preferred stock. As of June 30, 2020, we had $70.9 million in cash and cash equivalents and an accumulated deficit of $166.8 million.

In November 2019, we announced that top-line data from the PROTECTOR 1 Phase 3 study, evaluating the safety and efficacy of RTB101 in preventing clinically symptomatic respiratory illness in adults age 65 and older, did not meet its primary endpoint and the Company has stopped the development of RTB101 for clinically symptomatic respiratory illness.

In February 2020, we retained JMP as a financial advisor to assist in our evaluation of a broad range of strategic alternatives to enhance stockholder value, including additional capital raising transactions, an acquisition, merger, business combination, licensing and/or other strategic transaction involving us.

On April 28, 2020, we entered into a Merger Agreement with Adicet and Merger Sub pursuant to which, subject to the satisfaction or waiver of the conditions therein, Adicet will merge with and into Merger Sub, with Adicet continuing as the surviving company and a wholly owned subsidiary of ours. The Merger Agreement was unanimously approved by the members of the Company's Board, and the Board resolved to recommend approval of the Merger Agreement to the Company's shareholders.

The Company’s future operations are highly dependent on the success of the merger with Adicet.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(20,383)	$(26,224)
Net cash provided by (used in) investing activities	57,500	(9,652)
Net cash (used in) provided by financing activities	(2)	50,366
Net increase in cash, cash equivalents and restricted cash	$37,115	$14,490

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2020, was $20.4 million, consisting of a net loss of $12.6 million adjusted for noncash items including stock-based compensation expense of $1.7 million and accretion on marketable securities of $0.2 million. The change in our net operating assets and liabilities for the six months ended June 30, 2020 was primarily due to a decrease in accounts payable and accrued liabilities of $8.6 million due to decreased clinical activities and an increase in prepaid expenses and other current assets of $1.1 million due to an increase in prepayments for our research and development activities, some of which is expected to be refunded to us. Cash used in operating activities for the six months ended June 30, 2019 was $26.4 million, consisting of a net loss of $29.4 million adjusted for noncash items including stock-based compensation expense of $1.6 million and accretion on marketable securities of $0.6 million. The change in our net operating assets and liabilities for the six months ended June 30, 2019 was due primarily to an increase in accounts payable and accrued liabilities of $4.0 million and an increase in prepaid expenses and other current assets of $1.8 million primarily due to an increase in clinical activities.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2020 was $57.5 million and consisted of maturities of marketable securities. Cash used in investing activities for the six months ended June 30, 2019 was $9.7 million and consisted of $77.1 million for the purchases of marketable securities, partially offset by $67.5 million from maturities of marketable securities.

Cash Flows from Financing Activities

Cash used by financing activities for the six months ended June 30, 2020 was $2,000. Cash provided by financing activities for the six months ended June 30, 2019 was $50.4 million, which consists of $49.7 million, net of issuance costs, from the proceeds from the public offering completed in March and April 2019 and $0.6 million, net of issuance costs, from the proceeds from the at-the-market sales completed in June 2019.

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

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated condensed financial statements, which have been prepared in accordance with the United States generally accepted accounting principles, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued and Adopted Accounting Pronouncements

For additional information, please read Recently Issued Accounting Pronouncements in Note 2, Summary of Significant Accounting Policies of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, we had cash and cash equivalents of $70.9 million, primarily invested in money market mutual funds.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date. As of June 30, 2020, substantially all of our total liabilities were denominated in the U.S. dollar.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2020 and 2019.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, the Company’s Chief Executive

Officer and Vice President, Finance concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business.

In connection with the Merger, a putative class action lawsuit, Plumley v. resTORbio Inc., et al., 1:20-cv-00858, was filed on June 26, 2020 by purported Company stockholder Patrick Plumley against the Company, its directors, Adicet, and Merger Sub in the U.S. District Court for the District of Delaware. On July 2, 2020, in connection with the Merger, a complaint, Azzara v. resTORbio, Inc., et al., 1:20-cv-05088, was filed as an individual action by purported Company stockholder Salvatore Azzara against the Company and its directors in the U.S. District Court for the Southern District of New York. On July 6, 2020, in connection with the Merger, a complaint, Miller v. resTORbio, Inc., et al., 1:20-cv-05170, was filed as an individual action by purported Company stockholder Megan Miller against the Company and its directors in the U.S. District Court for the Southern District of New York. On July 9, 2020, in connection with the Merger, a complaint, Feagan v. resTORbio, Inc., et al., 1:20-cv-03063, was filed as an individual action by purported Company stockholder Douglas Feagan against the Company and its directors in the U.S. District Court for the Eastern District of New York. On July 10, 2020, in connection with the Merger, a complaint, Lowen v. resTORbio, Inc. et al., 1:20-cv-11305, was filed as an individual action by purported Company stockholder Robert Lowen against the Company and its directors in the U.S. District Court for the District Massachusetts. On July 19, 2020, in connection with the merger, a complaint, Mercier v. resTORbio, Inc, et al., 1:20-cv-05556, was filed as an individual action by purported resTORbio stockholder Ronald Mercier against resTORbio and its directors in the U.S. District Court for the Southern District of New York. The Plumley, Azzara, Miller, Feagan, Lowen and Mercier cases are collectively referred to as the “Merger Actions.” The Merger Actions generally allege that the Company’s proxy statement/prospectus/information statement filed with the SEC on June 23, 2020 misrepresents and/or omits certain purportedly material information relating to financial projections, analysis performed by JMP, past engagements of JMP, and the process leading up to the execution of the Merger Agreement. The Merger Actions assert violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the Company and its directors and violations of Section 20(a) of the Exchange Act against the Company’s directors. The Plumley Merger Action also asserts violations of Section 20(a) of the Exchange Act against Adicet and Merger Sub. The Azzara Merger Action also asserts claims for breach of fiduciary duty against the Company’s directors. The Merger Actions seek, among other things: an injunction enjoining consummation of the Merger, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief, and any other relief the court may deem just and proper. It is possible that additional similar cases may also be filed in connection with the Merger.

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

On April 28, 2020, we entered into an agreement with Adicet and Project Oasis Merger Sub, Inc. (“Merger Sub”) pursuant to which, if all of the conditions to closing are satisfied or waived, Adicet will merge with and into Merger Sub, with Adicet continuing as the surviving company and a wholly-owned subsidiary of ours (the “Merger”). Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainties about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators, and other business partners. For example, vendors, collaborators, and other counterparties may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in the completion of the transaction or termination of the Merger Agreement.

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

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators, and other business partners. For example, vendors, collaborators, and other counterparties may defer decisions concerning working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in the completion of the transaction or termination of the Merger Agreement.

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

The Merger Agreement provides for a fixed exchange ratio for the number of shares of Adicet common stock that will be issued for each outstanding share of our common stock in the Merger. If the public trading value of shares of our common stock declines over the period of time required to satisfy the Merger’s closing conditions, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement contains provisions that limits our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Adicet.

The Merger Agreement provides that we shall not, and requires us to refrain from permitting our representatives to, among other things, solicit, participate in negotiations with respect to or approve or recommend any third party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited proposals. Further, while our board of directors is permitted to make a recommendation change to our stockholders with respect to the Merger under certain circumstances unless Adicet terminates the Merger Agreement, we nonetheless will be required to submit the proposals to a stockholder vote at a special meeting. This requirement, which is often called a “force the vote” provision, means that we do not have the right before the stockholder vote to terminate the Merger Agreement to accept a superior proposal. If the Merger Agreement is terminated, in certain circumstances, we may be required to pay Adicet a termination fee of $6.1 million.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquirer or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

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

In connection with the Merger, a putative class action lawsuit, Plumley v. resTORbio Inc., et al., 1:20-cv-00858, was filed on June 26, 2020 by purported Company stockholder Patrick Plumley against the Company, its directors, Adicet, and Merger Sub in the U.S. District Court for the District of Delaware. On July 2, 2020, in connection with the Merger, a complaint, Azzara v. resTORbio, Inc., et al., 1:20-cv-05088, was filed as an individual action by purported Company stockholder Salvatore Azzara against the Company and its directors in the U.S. District Court for the Southern District of New York. On July 6, 2020, in connection with the Merger, a complaint, Miller v. resTORbio, Inc., et al., 1:20-cv-05170, was filed as an individual action by purported Company stockholder Megan Miller against the Company and its directors in the U.S. District Court for the Southern District of New York. On July 9, 2020, in connection with the Merger, a complaint, Feagan v. resTORbio, Inc., et al., 1:20-cv-03063, was filed as an individual action by purported Company stockholder Douglas Feagan against the Company and its directors in the U.S. District Court for the Eastern District of New York. On July 10, 2020, in connection with the Merger, a complaint, Lowen v. resTORbio, Inc. et al., 1:20-cv-11305, was filed as an individual action by purported Company stockholder Robert Lowen against the Company and its directors in the U.S. District Court for the District Massachusetts. On July 19, 2020, in connection with the merger, a complaint, Mercier v. resTORbio, Inc, et al., 1:20-cv-05556, was filed as an individual action by purported resTORbio stockholder Ronald Mercier against resTORbio and its directors in the U.S. District Court for the Southern District of New York. The Plumley, Azzara, Miller, Feagan, Lowen and Mercier cases are collectively referred to as the “Merger Actions.” The Merger Actions generally allege that the Company’s proxy statement/prospectus/information statement/ filed with the SEC on June 23, 2020 misrepresents and/or omits certain purportedly material information relating to financial projections, analysis performed by JMP, past engagements of JMP, and the process leading up to the execution of the Merger Agreement. The Merger Actions assert violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the Company and its directors and violations of Section 20(a) of the Exchange Act against the Company’s directors. The Plumley Merger Action also asserts violations of Section 20(a) of the Exchange Act against Adicet and Merger Sub. The Azzara Merger Action also asserts claims for breach of fiduciary duty against the Company’s directors. The Merger Actions seek, among other things: an injunction enjoining consummation of the Merger, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief, and any other relief the court may deem just and proper.

It is possible that additional similar cases could be filed in connection with the proposed merger.

Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire without value.

The Merger Agreement contemplates that, at or prior to the Effective Time, the Holder’s Representative (as defined in the Merger Agreement) and the Rights Representative (as defined in the Merger Agreement) will execute and deliver a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of our common stock as of immediately prior to the Effective Time shall be entitled to one contractual contingent value right (“CVR”) issued by us, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of our common stock held by such holder. Each CVR will entitle the holder of the CVR to receive net proceeds of the commercialization, if any, received from a third-party commercial partner of RTB101 for a COVID-19-related indication, with clinical data expected by the first quarter of 2021. The right of our stockholders to derive any value from the CVRs will be contingent solely upon the commercialization of RTB101 for a COVID-19-related indication within the time periods specified in the CVR Agreement.

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

As of July 29, 2020, we had only 10 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
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

RESTORBIO, INC.

Date: July 30, 2020	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: July 30, 2020	By:	/s/ John J. McCabe
John J. McCabe
Senior Vice President, Finance (Principal financial and accounting officer)