Form 10-Q
period 2021-03-31
Adicet Bio, Inc.
filed 2021-05-17
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, the registrant had 31,813,542 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
EXPLANATORY NOTE		2
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION	5
Item 1.	Consolidated Financial Statements (Unaudited)	5
	Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	5
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2021 and 2020	6
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 and 2020	7
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	8
	Notes to Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	78
Item 5.	Other Information	78
Item 6.	Exhibits	79
Signatures		80

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

•

Our business is highly dependent on the success of ADI-001 and ADI-002. If we are unable to obtain regulatory approval for ADI-001 or ADI-002 and effectively commercialize ADI-001 or ADI-002 for the treatment of patients in our targeted indications, our business would be significantly harmed.

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
•

If our collaboration agreement with Regeneron is terminated, or if Regeneron materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed.

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

•	the timing of announcements of interim results of our clinical trials;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of acceptance and clinical utility of any products for which we receive regulatory approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional product candidates with significant commercial potential;
•	our plans to enter into collaborations for the development and commercialization of product candidates;
•	the potential benefits of any future collaboration;
•	our ability to contract with third party suppliers and manufacturers and their ability to perform adequately;
•	the success of competing therapies that are or may become available;
•	our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
•	our financial performance;
•	our expectations related to the use of cash, cash equivalents and marketable securities;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to remediate the material weaknesses in internal control over financial reporting and to maintain effective internal control over financial reporting;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	developments relating to our competitors and our industry;

•	the impact of government laws and regulations; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosure contained in this Quarterly Report on Form 10-Q, and we believe these industry publications and third-party research, surveys and studies are reliable.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$221,667	$84,330
Short-term marketable debt securities	1,753	10,284
Prepaid expenses and other current assets	5,686	5,722
Total current assets	229,106	100,336
Property and equipment, net	3,122	2,790
Operating lease right-of-use asset	22,380	23,066
Goodwill	19,863	20,089
In-process research and development	730	1,190
Restricted cash	4,773	4,527
Other non-current assets	2,099	1,837
Total assets	$282,073	$153,835
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,748	$1,552
Contract liabilities — related party, current	17,961	13,980
Accrued and other current liabilities	4,227	5,732
Operating lease liability	1,247	1,215
Total current liabilities	25,183	22,479
Operating lease liability, net of current portion	19,954	20,424
Contingent consideration liability	600	980
Deferred tax liability	77	125
Total liabilities	45,814	44,008
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 31,802,399 and 19,677,249 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	363,898	216,126
Accumulated deficit	(127,644)	(106,325)
Accumulated other comprehensive income	2	24
Total stockholders’ equity	236,259	109,827
Total liabilities and stockholders’ equity	$282,073	$153,835

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue—related party	$(3,981)	$2,000
Operating expenses:
Research and development	11,743	7,033
General and administrative	5,630	2,524
Total operating expenses	17,373	9,557
Loss from operations	(21,354)	(7,557)
Interest income	41	322
Interest expense	(50)	—
Other income (expense), net	(4)	70
Loss before income tax expense (benefit)	(21,367)	(7,165)
Income tax expense (benefit)	(48)	(2,679)
Net loss	$(21,319)	$(4,486)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(2.07)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,099,954	2,163,440
Other comprehensive income:
Unrealized (loss) gain on marketable debt securities, net of tax	(22)	(15)
Total other comprehensive (loss) income	(22)	(15)
Comprehensive loss	$(21,341)	$(4,501)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	19,677,249	$2	$216,126	$(106,325)	$24	$109,827
Issuance of common stock upon exercise of stock options	393,991	—	976	—	—	976
Issuance of common stock related to financing	11,729,353	1	143,753	—	—	143,754
Exercise of warrant	1,806	—	—	—	—	—
Stock-based compensation expense	—	—	3,043	—	—	3,043
Net loss	—	—	—	(21,319)	—	(21,319)
Other comprehensive income	—	—	—	—	(22)	(22)
Balance at March 31, 2021	31,802,399	$3	$363,898	$(127,644)	$2	$236,259

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	12,048,698	$114,083	2,155,578	$—	$9,258	$(69,647)	$23	$(60,366)
Net loss	—	—	—	—	—	(4,486)	—	(4,486)
Issuance of common stock upon exercise of stock options	—	—	19,953	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	299	—	—	299
Other comprehensive income	—	—	—	—	—	—	(15)	(15)
Balance at March 31, 2020	12,048,698	$114,083	2,175,531	$—	$9,599	$(74,133)	$8	$(64,526)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(21,319)	$(4,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	326	313
Noncash lease expense	686	—
Stock-based compensation expense	3,043	299
Net amortization of premiums and accretion discounts on investments	9	(31)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(70)
Amortization of deferred debt issuance costs	184	—
Impairment of in-process research and development	460	—
Reduction to revenue	3,981	—
Remeasurement of contingent consideration liability	(380)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36	(3,022)
Other non-current assets	(377)	(205)
Accounts payable	196	316
Contract liabilities — related party	—	(2,000)
Operating lease liabilities	(438)	(37)
Accrued and other current liabilities	(1,553)	571
Net cash used in operating activities	(15,146)	(8,352)
Cash flows from investing activities
Proceeds from sales of marketable debt securities	7,500	—
Purchases of marketable debt securities	—	(5,700)
Proceeds from maturities of marketable debt securities	1,000	10,440
Purchases of property and equipment	(658)	(295)
Net cash provided by investing activities	7,842	4,445
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	143,754	—
Proceeds from exercise of stock options	976	42
Deferred debt issuance costs	157	—
Net cash provided by financing activities	144,887	42
Net change in cash, cash equivalents and restricted cash	137,583	(3,865)
Cash, cash equivalents and restricted cash, at the beginning of period	88,857	14,889
Cash, cash equivalents and restricted cash, at the end of period	$226,440	$11,024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$221,667	$6,742
Restricted cash	4,773	4,282
Cash, cash equivalents and restricted cash	$226,440	$11,024
Supplemental cash flow information
Cash received from tax refund	$158	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable	$67	$71
Adjustment to goodwill	$56	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Notes to Interim Consolidated Financial Statements (Unaudited)

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

Merger with resTORbio

Prior to September 15, 2020, the Company was a clinical-stage biopharmaceutical company known as resTORbio that had historically focused on developing innovative medicines that target the biology of aging, to prevent or treat age-related diseases with the potential to extend healthy lifespans. On April 28, 2020, resTORbio entered into a definitive Merger Agreement with Former Adicet (the Merger Agreement). Under the terms of the Merger Agreement, Former Adicet agreed to merge with a wholly owned subsidiary of resTORbio in an all-stock transaction with Former Adicet surviving as a wholly owned subsidiary of resTORbio and changing its name to “Adicet Therapeutics, Inc.” (such transactions, the Merger). Under the exchange ratio formula in the Merger Agreement, immediately following the Effective Time of the Merger, the securityholders of Former Adicet as of immediately prior to the Effective Time of the Merger owned approximately 75% of the outstanding shares of the Company’s common stock on a fully-diluted basis and securityholders of resTORbio as of immediately prior to the Effective Time (as defined below) of the Merger owned approximately 25% of the outstanding shares of the Company’s common stock on a fully-diluted basis (in each case excluding equity incentives available for grant).

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

On September 15, 2020, the Company completed the Merger pursuant to the Merger Agreement (the Effective Time). In connection with the Merger, and immediately prior to the Effective Time, the Company effected a reverse stock split of the Company’s common stock at a ratio of 1-for-7 (the Reverse Stock Split). Also, in connection with the Merger, the Company changed its name from “resTORbio, Inc.” to “Adicet Bio, Inc.” (the Name Change), Former Adicet changed its name from “Adicet Bio, Inc.” to “Adicet Therapeutics, Inc.” and the business conducted by the Company became primarily the business which was previously conducted by Former Adicet, which is a biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer and other diseases.

At the Effective Time, each outstanding share of Former Adicet capital stock was converted into the right to receive 0.1240 (the Exchange Ratio) shares of Company’s common stock, as set forth in the Merger Agreement. The Exchange Ratio was determined based on the total number of outstanding shares of Company’s common stock and Former Adicet capital stock, each on a fully diluted basis, and the respective valuations of Former Adicet and resTORbio at the time of execution of the Merger Agreement. In connection with the Merger, the Company also assumed certain outstanding Former Adicet warrants and stock options under Former Adicet’s 2015 Stock Incentive Plan (the 2015 Adicet Stock Incentive Plan) and Former Adicet’s 2014 Share Option Plan (the 2014 Share Option Plan and, together with the 2015 Adicet Stock Incentive Plan, the Former Adicet Plans), with such stock options and warrants henceforth representing the right to purchase a number of shares of Company’s common stock equal to the Exchange Ratio multiplied by the number of shares of Former Adicet’s capital stock previously represented by such stock options and warrants, as applicable, with a proportionate adjustment in exercise price.

Immediately following the Effective Time, there were approximately 19,589,828 shares of the Company’s common stock outstanding (post Reverse Stock Split) and the former equity holders of Former Adicet held approximately 75% of the outstanding shares of Company’s common stock on a fully-diluted basis and the former equity holders of resTORbio held approximately 25% of the outstanding shares of Company’s common stock on a fully-diluted basis (in each case excluding equity incentives available for grant).

Please refer to Note 3 “Business Combinations” for further details of the Merger.

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $127.6 million as of March 31, 2021. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, through the private placement of equity securities and debt, and cash received in the Merger. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

In February 2021, the Company completed an underwritten public offering of 10,575,513 shares of its common stock at a public offering price of $13.00 per share. The Company received aggregate gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses of approximately $137.5 million. In connection with the offering, the Company also entered into a stock purchase agreement with certain existing investors for $15.0 million of shares of the Company’s common stock at a price per share equal to the public offering price, with an initial closing for certain investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors. These two recent events have resolved the substantial doubt about the Company’s ability to continue as a going concern. The Company expects that its cash, cash equivalents and marketable debt securities, including the gross proceeds it received in February 2021 from its underwritten public offering and the proceeds received from a stock purchase agreement with certain existing investors, will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these interim consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the significant accounting policies during the three-month period ended March 31, 2021.

Unaudited Interim Financial Information

The consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2021 and consolidated results of operations for the three months ended March 31, 2021 and 2020 and consolidated cash flows for the three months ended March 31, 2021 and 2020 have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The Company has one customer, Regeneron Pharmaceuticals, Inc. (Regeneron), which represents 100% of the Company’s total revenue for the quarters ended March 31, 2021, and 2020 (see Note 10).

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

The current COVID-19 (coronavirus) pandemic, which is impacting worldwide economic activity, poses risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. COVID-19 may impact the timing of regulatory approval of the investigational new drug (INDs) for clinical trials, the enrollment of any clinical trials that are approved, the availability of clinical trial materials and regulatory approval and commercialization of our products. COVID-19 may also impact the Company’s ability to access capital, which could negatively impact short-term and long-term liquidity.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB ASC or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which is intended to clarify the circumstances under which certain transactions in collaborative arrangements should be accounted for under the revenue recognition standard. Certain transactions between collaboration arrangement participants should be accounted for as revenue under ASC Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2020. Early adoption is permitted. The Company is adopted ASU 2018-18 in the first quarter of 2021. The impact on its consolidated financial statements and related disclosures was not material.

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

resTORbio’s stockholders will continue to own and hold their existing shares of the Company’s common stock (after giving effect to the 1-for-7 reverse stock split). Pursuant to the terms of the Merger, the vesting of all outstanding resTORbio stock options was accelerated in full as of immediately prior to the Effective Time. All out-of-the-money resTORbio stock options were cancelled for no consideration. All in-the-money resTORbio stock options remained outstanding after the completion of the Merger in accordance with their terms. For accounting purposes, the Company assumed 81,370 in-the-money resTORbio stock options after giving effect to reverse stock split. In addition, 91,309 unvested resTORbio restricted stock units outstanding and unsettled, after giving effect to reverse stock split, as of immediately prior to the effective time of the Merger, were accelerated in full and the holders of such restricted stock units received 54,553 shares of the Company’s common stock (after reduction by the number of shares of resTORbio common stock necessary to satisfy applicable tax withholding obligations at the maximum statutory rate). The fair value of these modified stock options and restricted stock units attributable to pre-combination services was recorded as a component of consideration transferred and the fair value of these modified stock options and restricted stock units attributable to post-combination services was recognized as stock compensation expense in the Company’s consolidated statements of operations and comprehensive loss at the close of the Merger.

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

For the quarter ended March 31, 2021, the Company identified and recorded measurement period adjustments of $0.2 million to its preliminary purchase price allocation that was disclosed in prior periods based on the facts and circumstances existing as of the acquisition date.

The following summarizes the allocation of the purchase price to the net tangible and intangible assets acquired (in thousands):

	As of December 31, 2020	Measurement Period Adjustments	As of March 31, 2021
Net assets acquired:
Cash and cash equivalents	$63,869	$—	$63,869
Prepaid expenses and other current assets	3,059	226	3,285
Property and equipment	318	—	318
IPR&D	3,490	—	3,490
Restricted cash	245	—	245
Accounts payable	(1,316)	—	(1,316)
Accrued and other current liabilities	(2,365)	—	(2,365)
Other liabilities	—	—	—
Deferred tax liability	(367)	—	(367)
Goodwill	20,089	(226)	19,863
Purchase price	$87,022	$—	$87,022

The goodwill of $19.9 million is not tax deductible and represents the excess of the consideration paid over the fair value of assets acquired and liabilities assumed. Goodwill is mainly attributable to the enhanced value of the combined company, as reflected in the increase in market value of the resTORbio common shares following the announcement of the Merger with Former Adicet.

The fair value of acquired in-process research and development (IPR&D) is related to the research and development of RTB101 for a COVID-19 related indication. The RTB101 compound IPR&D project was valued using an income approach, specifically a projected discounted cash flow method, adjusted for the probability of technical success (PTS). The projected discounted cash flow models used to estimate the Company’s IPR&D reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including the following:

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

This IPR&D intangible asset is not amortized, but rather are reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party. The Company performed a review for impairment of IPR&D for the quarter ended March 31, 2021, and recognized an impairment charge of $0.5 million as of March 31, 2021, which was recorded as research and development expenses in the consolidated statement of operations and comprehensive loss.

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

The following tables present changes in the Company’s IPR&D and CVR since the Merger (in thousands):

	Acquisition Date Fair value as of September 15, 2020	Change in Fair value	As of December 31, 2020	Change in Fair value	As of March 31, 2021
In-process research and development	$3,490	$(2,300)	$1,190	$(460)	$730
Contingent Value Rights	$2,880	$(1,900)	$980	$(380)	$600

Former Chief Executive Officer’s Transition Agreement

On April 28, 2020, in connection with the Merger the Company entered into a transition agreement with Anil Singhal, Former Adicet’s Chief Executive Officer and President, pursuant to which Dr. Singhal transitioned from his role as Chief Executive Officer and President to an advisory role immediately after the closing of the Merger. In accordance with such agreement, Dr. Singhal received the following compensation: (1) cash payments of (i) $470,000 within 60 days following the closing of the Merger, (ii) an amount equal to his pro-rated bonus of $212,000 for the 2020 calendar year payable within 60 days following the closing of the Merger, (iii) $250,000 payable in one lump sum on January 1, 2021 and (iv) $24,000 payable within 60 days following the closing of the Merger, (2) 12 months’ of accelerated vesting of his unvested options to purchase the Company’s common stock upon completion of the Merger, and (3) a 12-month post-termination exercise period following termination of his independent contractor services agreement, dated April 28, 2020 (the “ICSA”), subject to any earlier expiration of the options to purchase the Company’s common stock by their terms. Pursuant to such agreement, subject to Dr. Singhal’s continued service through the completion of the Merger and contingent on completion of the Merger, Dr. Singhal’s continued service for purposes of vesting of his options to purchase the Company’s common stock would continue until the earlier of (i) May 7, 2021 or (ii) termination of the ICSA, provided, however, if the ICSA was terminated early without cause, Dr. Singhal would be entitled to accelerated vesting of unvested options that would have vested from the date of such termination through May 7, 2021. In addition, Dr. Singhal’s existing options acceleration provisions would terminate. Pursuant to the ICSA, Dr. Singhal provided certain advisory services to the Company and received payments of $12,500 per month for such services. The ICSA was terminated without cause in February 2021.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$204,946	$—	$—	$204,946
Corporate debt securities (2)	—	1,753	—	1,753
Total fair value of assets	$204,946	$1,753	$—	$206,699

Liabilities:
Contingent consideration	$—	$—	$600	$600
Total fair value of liabilities	$—	$—	$600	$600

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$63,817	$—	$—	$63,817
Marketable debt securities
Asset-backed securities	—	7,522	—	7,522
Corporate debt securities	—	1,762	—	1,762
Commercial paper	—	1,000	—	1,000
Marketable debt securities	—	10,284	—	10,284
Total fair value of assets	$63,817	$10,284	$—	$74,101

Liabilities:
Contingent consideration	$—	$—	$980	$980
Total fair value of liabilities	$—	$—	$980	$980

(1)	Included in cash and cash equivalents in the consolidated balance sheets.
(2)	Included in short-term marketable debt security in the consolidated balance sheets.

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

As part of the acquisition of resTORbio, the Company entered into a CVR Agreement and recorded the fair value of the CVR as part of consideration transferred. The Company considers the contingent consideration liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. In February 2021, management terminated the COVID-19 study due to slow enrollment and consequently lowered the probability of finding a partner due to the delay in time to commercialization of RTB101. As a result, the fair value of the CVR liability decreased by $0.4 million to $0.6 million.

5. Marketable Debt Securities

The following table summarizes the Company’s marketable debt securities (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	1,751	—	2	1,753
Total	$1,751	$—	$2	$1,753

	December 31, 2020
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Asset-backed securities	$7,507	$—	$15	$7,522
Corporate debt securities	1,754	—	8	1,762
Commercial paper	999	—	1	1,000
Total	$10,260	$—	$24	$10,284

The following table summarizes the classification of the Company’s marketable debt securities in the consolidated balance sheets (in thousands):

	March 31,	December 31,
	2021	2020
Short-term marketable debt securities	1,753	10,284
Long-term marketable debt securities	—	—
Total	$1,753	$10,284

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid maintenance and other	$1,732	$1,185
Prepaid insurance	1,039	1,443
Tax receivable	2,769	2,711
Interest receivable	22	20
Other current assets	124	363
Total prepaid expenses and other current assets	$5,686	$5,722

7. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	March 31, 2021	December 31, 2020
Laboratory equipment	3	$4,419	$4,350
Leasehold improvements	Lesser of useful life or lease term	$1,427	$1,427
Furniture and fixtures	3	541	524
Construction in progress	—	1,519	1,090
Computer equipment	3	104	93
Software	3	302	170
		8,312	7,654
Less: Accumulated depreciation and amortization		(5,190)	(4,864)
Property and equipment, net		$3,122	$2,790

Depreciation and amortization expense was $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation	$2,043	$3,833
Accrued research and development expenses	1,333	1,187
Accrued professional services	821	386
Accrued other liabilities	30	326
Total accrued and other liabilities	$4,227	$5,732

9. Term Loan

On April 28, 2020, the Company entered into a Loan and Security Agreement with Pacific Western Bank for a term loan not exceeding $12.0 million (the Loan Agreement) to finance leasehold improvements for the facilities in Redwood City, CA and other purposes permitted under the Loan Agreement, with an interest rate equal to the greater of 0.25% above the Prime Rate (as defined in the Loan Agreement) or 5.00%. The Loan Agreement granted to Pacific Western Bank a security interest on substantially all of the Company’s assets other than intellectual property to secure the performance of the Company’s obligations under the Loan Agreement, and contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets or distributions, limitations on the incurrence of additional debt or liens and other customary requirements. The Company may request to draw upon the term loan at any time through the date eighteen months after the date of the Loan Agreement (“Availability End Date”), which is October 28, 2021. As of March 31, 2021, the Company was in compliance with the covenants and no amounts had been drawn under the Loan Agreement.

In connection with the entrance into the Loan Agreement, the Company issued Pacific Western Bank a warrant to purchase shares of its Series B redeemable convertible preferred stock at an exercise price of $1.4034 per share (the Existing PacWest Warrant). The Existing PacWest Warrant was initially exercisable for 42,753 shares of the Company’s Series B redeemable convertible preferred stock (not adjusted for the Exchange Ratio). Pursuant to the terms of the Existing PacWest Warrant and the Merger agreement (see Note 3), at the Effective Time of the Merger, the Company issued a new common stock warrant to Pacific Western Bank (the New PacWest Warrant) which replaced the Existing PacWest Warrant. The New PacWest Warrant is initially exercisable solely for 5,301 shares of the Company’s common stock and will be exercisable for an additional number of shares of the Company’s common stock equal to 1.00% of the aggregate original principal amount of all term loans made pursuant to the Loan Agreement (up to an aggregate maximum of 15,903 shares of the Company’s common stock). Any restriction on the exercise set forth in the Existing PacWest Warrant are in full force and effect in the New PacWest Warrant and the term, exercisability, vesting schedule and other provisions of the Existing PacWest warrant otherwise remain unchanged in the New PacWest Warrant. Further, the New PacWest Warrant to purchase 5,301 shares of the Company’s common stock is immediately exercisable. See Note 15 for further discussion regarding terms of warrants. The New PacWest Warrant was exercised in February 2021 and the net issuance was 1,806 shares of common stock.

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

Upon each draw of the term loan, the Company will derecognize the proportionate unamortized amount of the deferred debt issuance cost and account for it as a debt discount to the drawn term loan. The debt discount will be presented in the consolidated balance sheet as a direct adjustment to the carrying value of the term loan. The debt discount will be amortized using the effective interest rate method over the term of the debt and recorded as an interest expense.

As of March 31, 2021, the deferred debt issuance costs were $0.2 million and are included in other non-current assets on the Company’s consolidated balance sheets.

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

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement, has received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of March 31, 2021. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $100.0 million of option exercise fees, as specified in the Regeneron Agreement. Regeneron must also pay the Company high single digit royalties as a percentage of net sales for ICPs to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale.

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

At contract inception, the Company determined a transaction price of the Regeneron Agreement consisting of the $25.0 million upfront payment and the aggregate research funding fees payable over the research term. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Per the terms of the original Regeneron Agreement prior to the amendment effective from July 2019, the research funding fees were payable merely due to the passage of time and therefore did not represent a variable consideration. After the amendment became effective in July 2019, certain of these fees became contingent upon meeting certain development and regulatory milestones. Therefore, the Company concluded that after the amendment such potential payments became variable consideration. The receipt of the variable consideration was subject to substantial uncertainty and was therefore excluded from the transaction price upon the effective date of the amendment. As a result, during the three months ended September 30, 2019, the Company recorded $6.6 million as a reduction to cumulative revenue recognized prior to the amendment effective date. The Company will re-evaluate the transaction price if there is a significant change in facts and circumstances at least at the end of each reporting period. The Company increased the transaction price by $10.0 million in June 2020 when it achieved the milestone for the selection of a clinical candidate to the second collaboration target under the Regeneron Agreement, resulting in the recognition of an additional $5.0 million in revenue during the three months ended June 30, 2020. During the three months ended March 31, 2021, the Company recorded a $4.0 million reduction to cumulative revenue recognized as a result of a change in overall estimated costs primarily due to an extension of time fulfill the combined performance obligation, which was recorded as a change in estimate.

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

The following tables present changes in the Company’s contract liabilities for the three months ended March 31, 2021 and 2020 (in thousands):

Three Months Ended March 31, 2021	Balance at beginning of period	Additions	Additions (Deductions) (1)	Balance at end of period
Contract liability	$13,980	$—	$3,981	$17,961

Three Months Ended March 31, 2020	Balance at beginning of period	Additions	Additions (Deductions) (1)	Balance at end of period
Contract liability	$21,883	$—	$(2,000)	$19,883

(1) Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.

As of March 31, 2021, contract liabilities related to the Regeneron Agreement of $18.0 million was comprised of the $25.0 million upfront payment and additional $5.0 million research funding fees in each of 2017 and 2018, and $10.0 million for achievement of the milestone for the selection of a clinical candidate to the second collaboration target in June 2020 less $27.0 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of March 31, 2021 and will be recognized as the combined performance obligation is satisfied.

As of March 31, 2020, contract liabilities related to the Regeneron Agreement of $19.9 million was comprised of the $25.0 million upfront payment and additional $5.0 million research funding fees in each of 2017 and 2018, less $15.1 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of March 31, 2020.

11. License, Funding and Other Agreements Related to the CVR

Contingent Value Rights Agreement

As discussed in Note 3, in connection with the Merger, the Company entered into the CVR Agreement with Computershare Inc. and Computershare Trust Company, N.A. as joint rights agent. The CVR holders are entitled to receive net proceeds from the commercialization, if any, received from a third-party commercial partner of RTB101 for a COVID-19 related indication. The total fees and expenses of the Company’s clinical trials for a COVID-19 related indication of RTB101 is limited to $3.0 million under the CVR Agreement. Through October 31, 2020, the Company’s total accumulated spend was $1.1 million of expenses. In November 2020, management terminated the nursing home study due to slow enrollment and as a consequence lowered the probability of finding a partner due to the delay in time to commercialization of RTB101. In February 2021, management terminated the National Institute on Aging study of RTB101 for COVID-19 post-exposure prophylaxis in adults age 65 years and older due to poor enrollment. In March 2021, management estimated that the probability of finding a partner should be further reduced. As a result, the fair value of the CVR liability was decreased by $0.4 million to $0.6 million.

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

As consideration for the license, resTORbio is required to pay up to an aggregate of $4.3 million upon the satisfaction of clinical milestones, up to an aggregate of $24 million upon the satisfaction of regulatory milestones for the first indication approved, and up to an aggregate of $18 million upon the satisfaction of regulatory milestones for the second indication approved. In addition, resTORbio is required to pay up to an aggregate of $125 million upon the satisfaction of commercial milestones, based on the amount of annual net sales. resTORbio is also required to pay tiered royalties ranging from a mid-single digit percentage to a low-teen digit percentage on annual net sales of products. These royalty obligations last on a product-by-product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a Novartis patent covering a subject product, (ii) the expiration of any regulatory exclusivity for the subject product in a country, or (iii) the 10th anniversary of the first commercial sale in the country, and are subject to a reduction after the expiration of the last valid claim of a Novartis patent or the introduction of a generic equivalent of a product in a country. As of March 31, 2021, none of the remaining clinical milestones, regulatory milestones, sales milestones, or royalties had been reached or were probable of achievement.

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

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. For the three months ended March 31, 2021, $0.2 million qualifying expenses have been incurred and $0.2 million have been funded by the NIH. On a cumulative basis as of March 31, 2021, $1.1 million has been incurred and $1.0 million has been funded by the NIH.

12. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Menlo Park, CA, Redwood City, CA, and Boston, MA. Rent expense recognized under all leases was $1.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. There have been no material changes in lease obligation from those disclosed in Note 12 to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

13. Common Stock

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock as of December 31, 2020.

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of March 31, 2020 and December 31, 2020, no dividends on common stock had been declared by the Board of Directors.

As of March 31, 2021, the Company’s outstanding warrants to purchase shares of common stock, consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
September 15, 2020	101,610	$11.3177	Equity	July 25, 2026
September 15, 2020	30,924	$11.3177	Equity	August 21, 2026
September 15, 2020	77,312	$11.3177	Equity	September 19, 2026
September 15, 2020	11,044	$11.3177	Equity	September 26, 2026
	220,890

The Company has the following shares of common stock reserved for future issuance:

	March 31, 2021	December 31, 2020
Stock options available for future grant	1,072,657	1,739,621
Stock options issued and outstanding	4,767,007	3,706,945
Common stock warrants issued and outstanding	220,890	226,191
Total	6,060,554	5,672,757

In February 2021, the Company completed an underwritten public offering of 10,575,513 shares of the Company’s common stock at a public offering price of $13.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses were approximately $128.7 million.

In connection with the offering, the Company also entered into a stock purchase agreement with certain existing investors for 1,153,840 shares of our common stock for $15.0 million at a price per share equal to the public offering price, with an initial closing for certain investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors.

On March 12, 2021, we entered into a Sales Agreement (the 2021 Sales Agreement) with JonesTrading Institutional Services (the Agent), pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. No shares were sold under the 2021 Sales Agreement.

14. Stock-based Compensation

A summary of stock option activity for the three months ended March 31, 2021 is set forth below:

	Ongoing Awards
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	1,739,621	3,706,945	$10.90	7.98	$15,126
Options authorized	787,089	—
Options granted	(1,703,128)	1,703,128	$15.01
Options exercised	—	(393,991)	$2.49
Options forfeited or cancelled	249,075	(249,075)	$16.03
Outstanding, March 31, 2021	1,072,657	4,767,007	$12.79	8.48	9,050
Shares exercisable, March 31, 2021		1,098,515	$7.62	5.05	6,656
Vested and expected to vest, March 31, 2021		4,767,007	$12.79	8.48	9,050

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,588	$86
General and administrative	1,455	213
Total stock-based compensation	$3,043	$299

The assumptions used in the Black Scholes Model to calculate stock-based compensations are as follows:

	Three Months Ended March 31,
	2021	2020
Fair value of common stock	$8.33 - $11.39	$0.56
Expected term	5.9 - 6.1	6.0
Volatility	79.2% - 79.8%	72.6% - 72.7%
Risk free rates	0.7% - 0.9%	1.68%
Dividend rate	0.0%	0.0%

Summary of Plans

The Company has 2014 Share Option Plan (the 2014 Plan), 2015 Stock Incentive Plan (the 2015 Plan), 2017 Stock Incentive Plan (the 2017 Plan), 2018 Stock Incentive Plan (the 2018 Plan), and 2018 Employee Stock Purchase Plan (the 2018 ESPP, and, collectively with the 2014 Plan, the 2015 Plan, the 2017 Plan and the 2018 Plan, the Plans). There have been no material changes in the Plans from those disclosed in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The 2017 Plan and 2018 Plan

As of March 31, 2021, the number of shares of common stock available for grant under the 2017 and 2018 Plan is 1,071,489 shares. As of March 31, 2021, an aggregate of 2,488,011 shares of common stock were issuable upon the exercise of outstanding stock options under the 2017 Plan and 2018 Plans at a weighted average exercise price of $15.42 per share.

The 2014 Plan and 2015 Plan

As of March 31, 2021, the number of shares of common stock available for grant under the 2014 and 2015 Plans is 1,168. As of March 31, 2021, an aggregate of 1,893,506 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2015 plan at a weighted average exercise price of $9.19 per share and an aggregate of 22,987 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan at a weighted average exercise price of $1.61 per share.

2018 Employee Stock Purchase Plan

On January 1, 2021, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 131,432 to 209,135 shares. No shares have been issued under the 2018 ESPP during the three months ended March 31, 2021.

Inducement Grant

As of March 31, 2021, an aggregate of 362,503 shares of were issuable upon the exercise of inducement grants of stock options approved by the Company in accordance with Nasdaq listing Rule 5635(c)(4) at a weighted average exercise price of $14.33 per share.

15. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(21,319)	$(4,486)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	26,099,954	2,163,440
Net loss per share attributable to common stockholder, basic and diluted	$(0.82)	$(2.07)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	As of March 31,
	2021	2020
Redeemable convertible preferred stock	—	12,048,671
Options to purchase common stock	4,767,007	1,847,518
Redeemable convertible preferred stock warrants	—	220,890
Common stock warrants	220,890	—
Total	4,987,897	14,117,079

16. Income Taxes

The Company recorded an income tax benefit of $48,000 and $2.7 million during the three months ended March 31, 2021 and 2020, respectively.

The income tax benefit during the three months ended March 31, 2021was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from IPR&D.  In comparison, the income tax benefit during the three months ended March 31, 2020 was as a result of the recognition of net operating loss carryback under the CARES Act.

The Company maintains a full valuation allowance against its deferred tax assets other than a deferred tax liability arising from Merger with resTORbio due to the Company’s history of losses as of March 31, 2021. The deferred tax liability recorded relates to the basis difference associated with IPR&D.

17. Related Party

As of March 31, 2021 and December 31, 2020, Regeneron owned 883,568 shares of the Company’s common stock, respectively. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing. For the three months ended March 31, 2021 and 2020, the Company recorded revenue from the Regeneron Agreement of $(4.0) million and $2.0 million, respectively. As of March 31, 2021, the Company recorded deferred revenue of $18.0 million related to the Regeneron Agreement. See Note 10 for a discussion of the Regeneron Agreement.

18. Subsequent Events

On April 7, 2021, the Company entered into an agreement (the “Construction Agreement”), with CP Enterprises, Inc. d/b/a CP Construction (“CP Construction”) effective as of April 2, 2021 The Construction Agreement provides for pre-construction and construction services at the Company’s office and laboratory space at 1000 Bridge Parkway, Redwood City, California 94065 per the provisions previously agreed to in the First Amendment to the Lease, dated as of December 30, 2020. For these pre-construction and construction services, the Company will pay approximately $14 million of consideration to CP Construction through March 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by our subsequent filings with the SEC.

Overview

We are a biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer and other diseases. We are advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with CARs and T cell receptor-like antibodies to enhance selective tumor targeting, facilitate innate and adaptive anti-tumor immune response, and improve persistence for durable activity in patients. We believe our approach has potentially significant advantages over alpha beta T cells, which are the basis of standard CAR-T cell therapies. We are developing proprietary processes for engineering and manufacturing product candidates based on gamma delta T cells from the blood of healthy donors, resulting in high yields of cells with efficacious tumor-killing activity in preclinical studies. The potential to administer product candidates based on gamma delta T cells to patients without inducing a graft versus host immune response could mean that our products can potentially be produced as “off-the-shelf” therapies. This is in contrast to products based on alpha beta T cells, which either must be manufactured for each patient from his or her own T cells, or require significant gene editing to manufacture if the T cells are derived from donors that are unrelated to the patient. Based on what we believe is the unique potential of these cells and associated modifications, we are initially developing product candidates in oncology, both for hematological malignancies and for solid tumors. Due to certain unique properties of gamma delta T cells, we believe that our product candidates can be developed to have an inherent capacity to recognize and kill circulating tumor cells and to infiltrate and kill solid tumors. In October 2020, the FDA cleared our Investigational New Drug (IND) application for ADI-001, our lead product candidate, for the treatment of Non-Hodgkin’s Lymphoma (NHL). In March 2021, we initiated the first-in-human clinical trial to assess safety and efficacy of ADI-001 in NHL patients. The Phase 1 study for ADI-001 will enroll up to 80 late-stage non-Hodgkin’s lymphoma patients at a number of cancer centers across the U.S. The study includes a dose finding portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. Patient dosing has commenced and interim clinical data from this study are expected in 2021. We intend to file an IND with the FDA in the second quarter of 2022 for ADI-002, our first solid tumor product candidate.

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

Public Offering and Concurrent Private Placement

In February 2021, the Company completed an underwritten public offering of 10,575,513 shares of the Company’s common stock at a public offering price of $13.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses were approximately $128.7 million.

In connection with the offering, the Company also entered into a stock purchase agreement with certain existing investors for 1,153,840 shares $ shares of our common stock for $15.0 million at a price per share equal to the public offering price, with an initial closing for certain investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors. The Company received the full proceeds from the sale and did not pay any underwriting discounts or commissions with respect to the shares of common stock that sold in the concurrent private placement. The shares sold in the private placement were not registered under the Securities Act.

Loan Agreement

On April 28, 2020, we entered into a Loan and Security Agreement with Pacific Western Bank for a term loan not exceeding $12.0 million (the Loan Agreement) to finance leasehold improvements for our facilities in Redwood City, CA and other purposes permitted under the Loan Agreement, with an interest rate equal to the greater of 0.25% above the Prime Rate (as defined in the Loan Agreement) or 5.00%. In connection with the entrance into the Loan Agreement, we issued Pacific Western Bank a warrant to purchase shares of our Series B redeemable convertible preferred stock (described below) at an exercise price of $1.4034 per share. Such warrant was initially exercisable for 42,753 shares of our Series B redeemable convertible preferred stock. Upon the closing of the Merger, it was exchanged for a warrant (the New PacWest Warrant) to purchase 5,301 shares of common stock at an exercise price of $11.32 per share and shall be exercisable for an additional number of shares of common stock equal to 1.00% of the aggregate original principal amount of all term loans made pursuant to the Loan Agreement (up to an aggregate maximum of 15,903 shares of common stock). The New PacWest Warrant was fully exercised in February 2021 and the net issuance was 1,806 shares of common stock. Further, the Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. As of the date of this Quarterly Report on Form 10-Q, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Sales Agreement (the 2021 Sales Agreement) with JonesTrading Institutional Services (the Agent), pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. No shares were sold under the 2021 Sales Agreement as of March 31, 2021.

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

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and have received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of March 31, 2021. In addition, Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $100.0 million of option exercise fees, in each case as specified in the Regeneron Agreement. Regeneron must also pay us high single digit royalties as a percentage of net sales for ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double digit royalties as a percentage of net sales of ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

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

Operating Expenses

Research and Development

Research and development expenses, which consist primarily of costs incurred in connection with the development of our product candidates, are expensed as incurred. Research and development expenses consist primarily of:

•	employee related costs, including salaries, benefits and stock-based compensation expenses for research and development employees;
•	costs of clinical trials;
•	costs incurred under agreements with consultants, contract manufacturing organizations (CMOs) and contract research organizations (CROs);
•	lab materials, supplies, and maintenance of equipment used for research and development activities; and
•	allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

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

We anticipate that our general and administrative expenses will increase for the foreseeable future due to expenses related to operating as a public company, including expenses related to personnel costs, expanded infrastructure and higher consulting, legal and accounting services costs associated with complying with the applicable Nasdaq and SEC requirements, investor relations costs and director and officer insurance premiums.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Revenue – related party	$(3,981)	$2,000	$(5,981)	-299%
Operating expenses
Research and development	11,743	7,033	4,710	67%
General and administrative	5,630	2,524	3,106	123%
Total operating expenses	17,373	9,557	7,816	82%
Loss from operations	(21,354)	(7,557)	(13,797)	183%
Interest income	41	322	(281)	-87%
Interest expense	(50)	—	(50)	100%
Other income (expense), net	(4)	70	(74)	-106%
Loss before income tax benefit	(21,367)	(7,165)	(14,202)	198%
Income tax expense	(48)	(2,679)	2,631	-98%
Net loss	$(21,319)	$(4,486)	$(16,833)	375%

Revenue

Revenue decreased by $6.0 million, or 299%, for the quarter ended March 31, 2021 compared to the same period in 2020 resulting from the decrease in revenue recognized under the Regeneron Agreement. The decrease in revenue recognized under the Regeneron Agreement for the quarter ended March 31, 2021 was primarily due to the Company recording a $4.0 million reduction to cumulative revenue recognized as a result of a change in overall estimated costs primarily due to an extension of time fulfill the combined performance obligation, which was recorded as a change in estimate.

Research and development

	Three Months Ended March 31,
	2021	2020
Payroll and personnel expenses(1)	$5,944	$3,278
Costs incurred under agreements with consultants, CMOs, and CROs	3,018	2,003
Lab materials, supplies, and maintenance of equipment used for research and development activities	1,055	998
Other research and development expenses(2)	1,726	754
Total research and development expenses	$11,743	$7,033

(1)	Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.
(2)	Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services

Research and development expenses increased by $4.7 million, or 67%, during the quarter ended March 31, 2021 compared to the same period in 2020. The increase in research and development expenses was primarily due to an increase of $2.7 million in personnel expenses, which includes salaries, benefits, and bonuses due to increases in headcount of employees involved in research and development activities, as well as an increase in stock-based compensation expense of $1.5 million due to higher option grant activity. In addition, there was an increase of $1.3 million in fees incurred for CRO and consultants, $0.1 million in professional fees related to our intellectual properties, and $0.7 million increase in facility and other expenses. This increase primarily due to ramping up of clinical development activities related to our ADI-001, our first product candidate. These increases were offset by decreases in CMO expenses of $0.3 million related to ramping up of manufacturing activities in early 2020.

General and administrative

General and administrative expenses increased by $3.1 million, or 123%, during the quarter ended March 31, 2021 as compared to the same period in 2020. The increase in general and administrative expenses was primarily due to an increase of $1.5 million of payroll and personnel expenses, which includes salaries, benefits, bonuses, and temporary contractor fees as well as an increase of stock-based compensation expenses of $1.2 million due to higher option grant activity. In addition, there was an increase of $0.6 million in facilities and other expenses, $0.5 million related to our directors and officers liability insurance and an increase of $0.4 million of professional fees for legal, consulting, accounting, tax and other services incurred as a result of being a public company.

Interest income

Interest income decreased by $0.3 million, or 87%, during the quarter ended March 31, 2021 as compared to the same period in 2020, which was primarily attributable to the decrease in interest rates, which lowered return on investments.

Interest Expense

Interest expense increased by $50,000 during the quarter ended March 31, 2021 as compared to the same period in 2020 due to the non-cash amortization of costs incurred in connection with the Loan Agreement entered into in April 2020.

Other income (expense), net

Other income (expense), net decreased by $89,000, or 127%, during the quarter ended March 31, 2021 as compared to the same period in 2020. For the quarter ended March 31, 2020, we recorded a credit of $70,000 related to an increase in the fair value of our Series B warrants. For the quarter ended March 31, 2021, we incurred realized losses related to foreign exchange of approximately $18,000.

Income tax expense

We recognized an income tax benefit of $48,000 during the three months ended March 31, 2021 in comparison to $2.7 million during the three months ended March 31, 2020. The reduction in benefit relates to the nature of discrete tax benefit  during the three months ended March 31, 2020 as a result of the recognition of a net operating loss carryback under the CARES Act. Income tax benefit of $48,000 was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from IPR&D for the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in 2014, we have funded our operations with an aggregate of $116.3 million in gross cash proceeds from the sale of redeemable convertible preferred stock and an aggregate of $45.0 million received to date from Regeneron under the Regeneron Agreement. In September 2020, following the closing of the Merger, all outstanding shares of the redeemable convertible preferred stock converted into 12,048,671 shares of common stock. We also acquired $64.1 million of cash, cash equivalents and restricted cash owned by resTORbio, as part of the Merger. In February 2021, we completed an underwritten public offering of 10,575,513 shares of our common stock at a public offering price of $13.00 per share. The aggregate gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses were approximately $137.5 million. In connection with the offering, we also entered into a stock purchase agreement with certain existing investors for $15.0 million of shares of our common stock at a price per share equal to the public offering price, with an initial closing for certain investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors. As of March 31, 2021, we have $223.4 million in cash, cash equivalent, and marketable debt securities.

We expect that the cash, cash equivalents, and marketable debt securities will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these annual consolidated financial statements.

Loan Agreement

On April 28, 2020, we entered into the Loan Agreement with Pacific Western Bank (the Bank) for a term loan not exceeding $12.0 million to finance leasehold improvements for our facilities in Redwood City, CA, with an interest rate equal to the greater of 0.25% above the Prime Rate (as defined in the Loan Agreement) or 5.00%. In connection with the entrance into the Loan Agreement, we issued the Bank a warrant to purchase shares of our Series B redeemable convertible preferred stock at an exercise price of $1.4034 per share. Such warrant was initially exercisable for 42,753 shares of our Series B redeemable convertible preferred stock. Upon the closing of the Merger, it was exchanged for a warrant to purchase 5,301 shares of common stock at an exercise price of $11.32 per share and shall be exercisable for an additional number of shares of common stock equal to 1.00% of the aggregate original principal amount of all term loans made pursuant to the Loan Agreement (up to an aggregate maximum of 15,903 shares of common stock). The New PacWest Warrant was exercised in February 2021 and the net issuance was 1,806 shares of common stock. Further, the Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. As of March 31, 2021, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement. To date, we have not drawn any funds from the Loan Agreement.

Public Offering and Concurrent Private Placement

In February 2021, the Company completed an underwritten public offering of 10,575,513 shares of the Company’s common stock at a public offering price of $13.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses were approximately $128.7 million.

In connection with the offering, the Company also entered into a stock purchase agreement with certain existing investors for 1,153,840 shares $ shares of our common stock for $15.0 million at a price per share equal to the public offering price, with an initial closing for certain investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors. The Company received the full proceeds from the sale and did not pay any underwriting discounts or commissions with respect to the shares of common stock that sold in the concurrent private placement. The shares sold in the private placement were not registered under the Securities Act.

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Sales Agreement (the 2021 Sales Agreement) with JonesTrading Institutional Services (the Agent), pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. No shares were sold under the 2021 Sales Agreement.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $21.3 million and $4.5 million for the quarters ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $127.6 million.

As of March 31,2021, we had cash, cash equivalents and marketable debt securities of $223.4 million. We believe that our cash, cash equivalents and marketable debt securities will be sufficient for us to continue as a going concern for at least 12 months from the issuance date of our financial statements as of and for the quarter ended March 31, 2021 included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(15,146)	$(8,352)
Investing activities	7,842	4,445
Financing activities	144,887	42
Net increase in cash, cash equivalents and restricted cash	$137,583	$(3,865)

Cash Flows from Operating Activities

Net cash used in operating activities was $15.1 million for the quarter ended March 31, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $21.3 million, adjusted for non-cash activities of $8.3 million. The non-cash activities are composed of depreciation expense of $0.3 million, a non-cash lease expense of $0.7 million related to amortization of ROU, stock-based compensation expense of $3.0 million, a non-cash expense for impairment of in-process research and development (IPR&D) of $0.5 million, a gain on the remeasurement of contingent consideration liability of $0.4 million, amortization of the deferred debt issuance cost of $0.2 million, and reduction to revenue of $4.0 million. Changes in operating assets and liabilities were composed of a decrease in lease liabilities of $0.4 million, and a decrease in accrued and other current liabilities of $1.6 million, partially offset by an increase in other non-current assets of $0.4 million and an increase in accounts payable of $0.2 million. Increases in accounts payable and decreases in accrued and other liabilities resulted from the timing of payments to our service providers.

Net cash used in operating activities was $8.4 million for the three months ended March 31, 2020. Cash used in operating activities was primarily due to the use of funds in Adicet’s operations to develop its product candidates resulting in a net loss of $4.5 million, adjusted for an increase in prepaid expenses and other current assets of $3.0 million, and a decrease in contract liabilities of $2.0 million, partially offset by non-cash charges for depreciation expense of $0.3 million, stock-based compensation expense of $0.3 million, an increase in accounts payable of $0.3 million and an increase in accrued and other current liabilities of $0.6 million. The increase in prepaid expenses and other current assets and increases in accounts payable and accrued and other liabilities resulted from the timing of payments to Adicet’s service providers.

Cash Flows Used in Investing Activities

Net cash provided by investing activities was $7.8 million for the three months ended March 31, 2021, which consisted of proceeds from sales and maturities of marketable debt securities of $8.5 million, partially offset by purchases of property and equipment of $0.7 million.

Net cash provided by investing activities was $4.4 million for the three months ended March 31, 2020, which consisted of proceeds from maturities of marketable debt securities of $10.4 million, partially offset by purchases of marketable debt securities of $5.7 million and purchases of property and equipment of $0.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $144.9 million for the three months ended March 31, 2021, was related to net cash proceeds received from our public offering in February 2021 of $143.8 million, cash proceeds of $1.0 million from exercise of stock options and deferred debt issuance costs of $0.2 million.

Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2020, due to cash proceeds of less than $0.1 million from exercise of stock options.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, accruals related to CMO, CRO and research and development expenses, equity-based compensation, valuation of the IPR&D and the contingent value rights agreement (as discussed in our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q), determination of the fair value of common shares prior to our Merger are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021.

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

We are also a smaller reporting company meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Quarterly Report on Form 10-Q and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Issued and Adopted Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31,2021, we had cash and cash equivalents and marketable debt securities of $223.4 million, consisting of interest-bearing money market funds, asset-backed securities, corporate debt securities and commercial paper, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

During the preparation of our consolidated financial statements as of and for quarters ended March 31, 2021, 2020, and 2019, we identified material weaknesses in our internal control over financial reporting. A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Under standards established by the Public Company Accounting Oversight Board (PCAOB), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audit of our financial statements as of and for the quarters ended March 31, 2021, and 2020, we identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows:

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

Our management, including our CEO and our CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described above and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The material weaknesses that we identified resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, experience, and training to address accounting for complex, non-routine transactions. We are currently in the process of remediating the material weakness and have taken and continue to take steps that we believe will address the underlying causes of the material weakness, primarily by hiring additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing our training programs within our accounting and finance department, and enhancing our internal review procedures during the financial statement close process. During the preparation of this Quarterly Report on Form 10-Q, our management has implemented certain additional substantive and analytical review procedures to ensure that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, we have requested that our employees work remotely, as appropriate. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Our product candidates including ADI-001 and ADI-002, have not yet been evaluated in clinical trials. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the quarters ended March 31, 2021, and 2020, we reported net losses of $21.3 million and $4.5 million, respectively. As of March 31, 2021, we had an accumulated deficit of $127.6 million.

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

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidates, ADI-001 and ADI-002. ADI-001 is in the early stages of development and we initiated first-in-human clinical trial to assess safety and efficacy of ADI-001 in NHL patients in March 2021. ADI-002 is also in the early stage of development and we intend to file an IND in the second quarter of 2022.

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

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA. Additionally, we plan to submit an IND and, subject to the FDA’s regulatory process for review of INDs, initiate Phase 1 clinical trials of ADI-002 in the second quarter of 2022. However, our timing of filing on ADI-002 is dependent on further preclinical and manufacturing success, which we work on with various third parties. We cannot be sure that we will be able to submit our IND in a timely manner, if at all, or that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate a clinical trial on ADI-001 or ADI-002 on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

In our planned clinical trials of our product candidates, we have contracted with and expect to continue to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. Medicines used at centers to help manage adverse side effects of ADI-001 and ADI-002 may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates, any of which could have a material adverse effect on our ability to obtain regulatory approval and commercialize on the timelines anticipated or at all, which could have a material adverse effect on our business and results of operations.

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

Our current Loan and Security Agreement with Pacific Western Bank, which we entered into on April 28, 2020 (the Loan Agreement) at an interest rate equal to the greater of 0.25% above the Prime Rate or 5.00%. The Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, we granted a security interest in substantially all of our assets, other than certain intellectual property assets, to Pacific Western Bank and issued a warrant to purchase our capital stock. Our failure to comply with the covenants in the Loan Agreement, the occurrence of a material impairment in our prospect of repayment operations, business or financial condition, our ability to repay the loan, or in the value, perfection or priority of Pacific Western Bank’s lien on our assets, as determined by Pacific Western Bank, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent of Pacific Western Bank, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. The foregoing prohibitions and constraints on our operations could result in our inability to: (a) acquire promising intellectual property or other assets on desired timelines or terms; (b) reduce costs by disposing of assets or business segments no longer deemed advantageous to retain; (c) stimulate further corporate growth or development through the assumption of additional debt; or (d) enter into other arrangements that necessitate the imposition of a lien on corporate assets. Moreover, if the conditions set forth in the consent provided by Pacific Western Bank are not satisfied, we would effectively need to terminate the Loan Agreement and repay any outstanding loan funds or refinance the facility with another lender. As of the date of this Quarterly Report on Form 10-Q, no amounts have been drawn under the Loan Agreement.

We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could harm our business and negatively impact the value of our common stock.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements as of and for the quarters ended March 31, 2021, 2020, and 2019, we identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows: (i) we did not design or maintain an effective control environment commensurate with our financial reporting requirements due to lack of a sufficient number of accounting professionals with the appropriate level of experience and training; (ii) we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, and monitoring controls maintained at the corporate level were not at a sufficient level of precision to provide for the appropriate level of oversight of activities related to our internal control over financial reporting; (iii) we did not design and maintain effective controls over segregation of duties with respect to the preparation and review of account reconciliations as well as creating and posting manual journal entries; and (iv) we did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under our agreement with Regeneron, Regeneron provided us with an upfront payment of $25 million and additional payments for research funding and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

Positive results from early preclinical studies and clinical trials are not necessarily predictive of the results of any future clinical trials of our product candidate and may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data If we cannot replicate the positive results from our earlier preclinical studies and clinical trials of our product candidate in our future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidate.

From time to time, we may publish interim, top-line or preliminary results from our preclinical studies or clinical trials. Such clinical results are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. It is also difficult to predict the timing of announcing interim results.

Accordingly, any positive results from our preclinical studies and future clinical trials of our product candidate may not necessarily be predictive of the results from required later clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any future clinical trials according to our current development timeline, the positive results from such preclinical studies and clinical trials may not be replicated in subsequent preclinical studies or clinical trial results.

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

10.1

Stock Purchase Agreement, dated February 12, 2021, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on February 16, 2021).

10.2

Registration Rights Agreement, dated February 12, 2021, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 12, 2021.

10.3

Lease Agreement, dated as of October 31, 2018, by and between Westport Office Park, LLC and Adicet Bio, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-239372) filed with the SEC on June 23, 2020).

10.4

Business Park Lease, dated as of September 30, 2015, by and between Adicet Bio, Inc. and David D. Bohannon Organization (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-239372) filed with the SEC on June 23, 2020).

10.5

Amendment to Business Park Lease, dated as of September 2019, between Adicet Bio, Inc. and David D. Bohannon Organization (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-239372) filed with the SEC on June 23, 2020).

10.6

First Amendment to Lease, dated as of December 30, 2020, between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 5, 2021).

10.7

Standard Form of Agreement between Owner and Contractor Where the Basis for Payment is a Stipulated Sum, effective as of April 2, 2021, by and between Adicet Therapeutics, Inc., as Owner, and CP Enterprises, Inc. d/b/a CP Construction, as Contractor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on April 9, 2021).

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

ADICET BIO, INC.

Date: May 17, 2021	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: May 17, 2021	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)