Form 10-Q
period 2021-06-30
Adicet Bio, Inc.
filed 2021-08-12
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38359

Adicet Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3305277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Clarendon Street, Floor 6 Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(857) 315-5528

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ACET	The Nasdaq Global Market

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

As of August 10, 2021, the registrant had 31,842,263 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
EXPLANATORY NOTE		2
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION	5
Item 1.	Consolidated Financial Statements (Unaudited)	5
	Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	5
	Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020	6
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2021 and 2020	7
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	8
	Notes to Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION	43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3.	Defaults Upon Senior Securities	84
Item 4.	Mine Safety Disclosures	84
Item 5.	Other Information	84
Item 6.	Exhibits	85
Signatures		86

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$208,726	$84,330
Short-term marketable debt securities	—	10,284
Prepaid expenses and other current assets	7,577	5,722
Total current assets	216,303	100,336
Property and equipment, net	4,795	2,790
Operating lease right-of-use asset	21,689	23,066
Goodwill	19,462	20,089
In-process research and development	—	1,190
Restricted cash	4,527	4,527
Other non-current assets	2,002	1,837
Total assets	$268,778	$153,835
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,316	$1,552
Contract liabilities — related party, current	13,147	13,980
Accrued and other current liabilities	4,433	5,732
Operating lease liability	1,051	1,215
Total current liabilities	20,947	22,479
Operating lease liability, net of current portion	19,490	20,424
Contingent consideration liability	—	980
Deferred tax liability	—	125
Total liabilities	40,437	44,008
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 31,842,002 and 19,677,249 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	366,836	216,126
Accumulated deficit	(138,498)	(106,325)
Accumulated other comprehensive income	—	24
Total stockholders’ equity	228,341	109,827
Total liabilities and stockholders’ equity	$268,778	$153,835

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue—related party	$4,814	$7,465	$833	$9,465
Operating expenses:
Research and development	10,616	8,676	22,359	15,709
General and administrative	5,025	7,419	10,655	9,943
Total operating expenses	15,641	16,095	33,014	25,652
Loss from operations	(10,827)	(8,630)	(32,181)	(16,187)
Interest income	9	229	50	551
Interest expense	(51)	(34)	(101)	(34)
Other income (expense), net	(62)	(20)	(66)	50
Loss before income tax expense (benefit)	(10,931)	(8,455)	(32,298)	(15,620)
Income tax expense (benefit)	(77)	—	(125)	(2,679)
Net loss	$(10,854)	$(8,455)	$(32,173)	$(12,941)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(3.88)	$(1.11)	$(5.96)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,824,405	2,177,157	28,977,993	2,170,298
Other comprehensive income (loss):
Unrealized (loss) gain on marketable debt securities, net of tax	(2)	189	(24)	174
Total other comprehensive (loss) income	(2)	189	(24)	174
Comprehensive loss	$(10,856)	$(8,266)	$(32,197)	$(12,767)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	19,677,249	$2	$216,126	$(106,325)	$24	$109,827
Issuance of common stock upon exercise of stock options	393,991	—	976	—	—	976
Issuance of common stock related to financing	11,729,353	1	143,753	—	—	143,754
Exercise of warrant	1,806	—	—	—	—	—
Stock-based compensation expense	—	—	3,043	—	—	3,043
Net loss	—	—	—	(21,319)	—	(21,319)
Other comprehensive loss	—	—	—	—	(22)	(22)
Balance at March 31, 2021	31,802,399	$3	$363,898	$(127,644)	$2	$236,259
Issuance of common stock upon exercise of stock options	39,603	—	279	—	—	279
Stock-based compensation expense	—	—	2,659	—	—	2,659
Net loss	—	—	—	(10,854)	—	(10,854)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at June 30, 2021	31,842,002	$3	$366,836	$(138,498)	$—	$228,341

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	12,048,698	$114,083	2,155,578	$—	$9,258	$(69,647)	$23	$(60,366)
Net loss	—	—	—	—	—	(4,486)	—	(4,486)
Issuance of common stock upon exercise of stock options	—	—	19,953	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	299	—	—	299
Other comprehensive loss	—	—	—	—	—	—	(15)	(15)
Balance at March 31, 2020	12,048,698	$114,083	2,175,531	$—	$9,599	$(74,133)	$8	$(64,526)
Net loss	—	—	—	—	—	(8,455)	—	(8,455)
Issuance of common stock upon exercise of stock options	—	—	3,104	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	351	—	—	351
Other comprehensive income	—	—	—	—	—	—	189	189
Balance at June 30, 2020	12,048,698	$114,083	2,178,635	$—	$9,957	$(82,588)	$197	$(72,434)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(32,173)	$(12,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	785	626
Noncash lease expense	1,377	—
Stock-based compensation expense	5,702	650
Net amortization of premiums and accretion discounts on investments	10	(29)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(57)
Amortization of deferred debt issuance costs	100	—
Impairment of in-process research and development	1,190	—
Remeasurement of contingent consideration liability	(980)	—
Changes in operating assets and liabilities:
Accounts receivable — related party	—	(10,000)
Prepaid expenses and other current assets	(1,240)	(2,897)
Other non-current assets	(116)	(748)
Accounts payable	764	1,114
Contract liabilities — related party	(833)	535
Deferred rent	—	(87)
Operating lease liabilities	(1,098)	—
Accrued and other current liabilities	(1,412)	3,476
Net cash used in operating activities	(27,924)	(20,358)
Cash flows from investing activities
Proceeds from sales of marketable debt securities	7,500	—
Purchases of marketable debt securities	—	(5,700)
Proceeds from maturities of marketable debt securities	2,750	34,235
Purchases of property and equipment	(2,790)	(412)
Net cash provided by investing activities	7,460	28,123
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	143,754	—
Proceeds from exercise of stock options	1,255	49
Deferred issuance costs	(149)	(157)
Net cash provided by (used in) financing activities	144,860	(108)
Net change in cash, cash equivalents and restricted cash	124,396	7,657
Cash, cash equivalents and restricted cash, at the beginning of period	88,857	14,889
Cash, cash equivalents and restricted cash, at the end of period	$213,253	$22,546
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$208,726	$18,264
Restricted cash	4,527	4,282
Cash, cash equivalents and restricted cash	$213,253	$22,546
Supplemental cash flow information
Cash received from tax refund	$158	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,363	$43
Issuance of redeemable convertible preferred stock warrants in connection with the Loan Agreement	$—	$144
Adjustment to goodwill	$413	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Notes to Interim Consolidated Financial Statements (Unaudited)

1. Organization and Nature of the Business

Adicet Bio, Inc. (formerly resTORbio, Inc. (resTORbio)), together with its subsidiaries, (the Company) is a biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer and other diseases. The Company is advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs) and T cell receptor-like antibodies to enhance selective tumor targeting, facilitate innate and adaptive anti-tumor immune response, and improve persistence for durable activity in patients. The Company believes its approach has potentially significant advantages over alpha beta T cells, which are the basis of standard CAR-T cell therapies and also natural killer cell-based therapies. The Company was incorporated in November 2014 in Delaware. The principal executive offices are located in Boston, Massachusetts. The Company also has another office in Menlo Park, California.

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $138.5 million as of June 30, 2021. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, through the private placement of equity securities and debt, and cash received in the Merger. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the significant accounting policies during the six months ended June 30, 2021.

Unaudited Interim Financial Information

The consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2021 and consolidated results of operations for the three and six months ended June 30, 2021 and 2020 and consolidated cash flows for the six months ended June 30, 2021 and 2020 have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The Company has one customer, Regeneron, which represents 100% of the Company’s total revenue for the three and six months ended June 30, 2021, and 2020 (see Note 10).

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which simplify various aspects related to the accounting for income taxes. This ASU removes exceptions to the general principles in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. For public companies, this ASU is effective for interim and annual reporting periods beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company adopted ASU 2019-12 beginning January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on its financial statements and related disclosures.

In November 2018, the FASB issued Accounting Standards Update (ASU) 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which is intended to clarify the circumstances under which certain transactions in collaborative arrangements should be accounted for under the revenue recognition standard. Certain transactions between collaboration arrangement participants should be accounted for as revenue under ASC Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2018-18 beginning January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on its financial statements and related disclosures.

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

In connection with the Merger, the Company entered into a Contingent Value Rights Agreement (the CVR Agreement) with Computershare Inc. and Computershare Trust Company, N.A. as joint rights agent. Per the terms of the Merger, each holder of resTORbio common stock as of immediately prior to the completion of the Merger is entitled to one contractual contingent value right, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of resTORbio common stock held by such holder as of immediately prior to the Effective Time. The CVR holders are entitled to receive net proceeds from the commercialization, if any, from a third-party commercial partner of RTB101, resTORbio’s small molecule product candidate that is a potent inhibitor of target of rapamycin complex 1 (TORC1), for a COVID-19 related indication. RTB101 relates to an exclusive license agreement resTORbio entered with Novartis International Pharmaceutical Ltd. (Novartis) (see Note 11).

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

As of June 30, 2021, the Company identified and recorded measurement period adjustments of $0.6 million to its preliminary purchase price allocation that was disclosed in prior periods based on the facts and circumstances existing as of the acquisition date.

The following summarizes the allocation of the purchase price to the net tangible and intangible assets acquired (in thousands):

	As of December 31, 2020	Measurement Period Adjustments	As of June 30, 2021
Net assets acquired:
Cash and cash equivalents	$63,869	$—	$63,869
Prepaid expenses and other current assets	3,059	615	3,674
Property and equipment	318	—	318
IPR&D	3,490	—	3,490
Restricted cash	245	—	245
Accounts payable	(1,316)	—	(1,316)
Accrued and other current liabilities	(2,365)	12	(2,353)
Other liabilities	—	—	—
Deferred tax liability	(367)	—	(367)
Goodwill	20,089	(627)	19,462
Purchase price	$87,022	$—	$87,022

The goodwill of $19.5 million is not tax deductible and represents the excess of the consideration paid over the fair value of assets acquired and liabilities assumed. Goodwill is mainly attributable to the enhanced value of the combined company, as reflected in the increase in market value of the resTORbio common shares following the announcement of the Merger with Former Adicet.

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

This IPR&D intangible asset is not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party. The Company performed a review for impairment of IPR&D for the quarter ended June 30, 2021 and determined the probability of commercialization events was close to zero. On July 27, 2021, the Company sent Novartis a termination notice. Termination will automatically take effect as of 60 days from the date of delivery of the termination notice to Novartis, but in no event later than October 1, 2021 without any further notice or action required of either Novartis or the Company. The Company concluded that the IPR&D was fully impaired and recorded an impairment charge within research and development expenses in the consolidated statement of operations and comprehensive loss for the remaining balance of the IPR&D intangible asset as of June 30, 2021. In total, the Company recognized IPR&D impairment charges of $0.7 million and $1.2 million for the three and six months ended June 30, 2021.

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

The following tables present changes in the Company’s IPR&D and CVR since the Merger (in thousands):

	Acquisition Date Fair value as of September 15, 2020	Change in Fair value	As of December 31, 2020	Change in Fair value	As of June 30, 2021
In-process research and development	$3,490	$(2,300)	$1,190	$(1,190)	$—
Contingent Value Rights	$2,880	$(1,900)	$980	$(980)	$—

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$204,949	$—	$—	$204,949
Total fair value of assets	$204,949	$—	$—	$204,949

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$63,817	$—	$—	$63,817
Marketable debt securities (2)
Asset-backed securities	—	7,522	—	7,522
Corporate debt securities	—	1,762	—	1,762
Commercial paper	—	1,000	—	1,000
Marketable debt securities	—	10,284	—	10,284
Total fair value of assets	$63,817	$10,284	$—	$74,101

Liabilities:
Contingent consideration	$—	$—	$980	$980
Total fair value of liabilities	$—	$—	$980	$980

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

As part of the acquisition of resTORbio, the Company entered into a CVR Agreement and recorded the fair value of the CVR as part of consideration transferred. The Company considers the contingent consideration liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. In June 2021, the Company determined the possibility of any commercialization events for RTB101 was close to zero (see Note 3). As a result, the fair value of the CVR liability was adjusted to zero.

5. Marketable Debt Securities

The Company had no marketable debt securities as of June 30, 2021. The following table summarizes the Company’s marketable debt securities as of December 31, 2020 (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Asset-backed securities	$7,507	$—	$15	$7,522
Corporate debt securities	1,754	—	8	1,762
Commercial paper	999	—	1	1,000
Total	$10,260	$—	$24	$10,284

The following table summarizes the classification of the Company’s marketable debt securities in the consolidated balance sheets (in thousands):

	June 30,	December 31,
	2021	2020
Short-term marketable debt securities	—	10,284
Long-term marketable debt securities	—	—
Total	$—	$10,284

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid maintenance and other	$1,045	$761
Prepayments to CRO's	1,970	420
Prepayments to CMO's	851	135
Prepaid insurance	626	1,443
Tax receivable	2,711	2,711
Interest receivable	1	23
Other current assets	373	229
Total prepaid expenses and other current assets	$7,577	$5,722

7. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	June 30, 2021	December 31, 2020
Laboratory equipment	3	$5,251	$4,350
Leasehold improvements	Lesser of useful life or lease term	1,542	1,427
Furniture and fixtures	3	557	524
Construction in progress	—	2,564	1,090
Computer equipment	3	217	93
Software	3	313	170
		10,444	7,654
Less: Accumulated depreciation and amortization		(5,649)	(4,864)
Property and equipment, net		$4,795	$2,790

Depreciation and amortization expense was $0.5 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense was $0.8 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation	$2,817	$3,833
Accrued CRO costs	455	955
Accrued CMO costs	569	244
Accrued research and development expenses	262	65
Accrued professional services	287	363
Accrued other liabilities	43	272
Total accrued and other liabilities	$4,433	$5,732

9. Term Loan

The Company has a Loan and Security Agreement with Pacific Western Bank for a term loan not exceeding $12.0 million (the Loan Agreement) to finance leasehold improvements for the facilities in Redwood City, CA and other purposes permitted under the Loan Agreement, with an interest rate equal to the greater of 0.25% above the Prime Rate (as defined in the Loan Agreement) or 5.00%. As of June 30, 2021, no amounts had been drown under the Loan Agreement and the deferred debt issuance costs were $0.1 million and are included in other noncurrent assets on the Company’s consolidated balance sheets. There has been no material changes in the Loan Agreement from those disclosed in Note 9 to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

10. Regeneron License and Collaboration Arrangement

Agreement Terms

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement, has received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of June 30, 2021. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $100.0 million of option exercise fees, as specified in the Regeneron Agreement. Regeneron must also pay the Company high single digit royalties as a percentage of net sales for ICPs to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale.

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

At contract inception, the Company determined a transaction price of the Regeneron Agreement consisting of the $25.0 million upfront payment and the aggregate research funding fees payable over the research term. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Per the terms of the original Regeneron Agreement prior to the amendment effective from July 2019, the research funding fees were payable merely due to the passage of time and therefore did not represent a variable consideration. After the amendment became effective in July 2019, certain of these fees became contingent upon meeting certain development and regulatory milestones. Therefore, the Company concluded that after the amendment such potential payments became variable consideration. The receipt of the variable consideration was subject to substantial uncertainty and was therefore excluded from the transaction price upon the effective date of the amendment. As a result, during the three months ended September 30, 2019, the Company recorded $6.6 million as a reduction to cumulative revenue recognized prior to the amendment effective date. The Company will re-evaluate the transaction price if there is a significant change in facts and circumstances at least at the end of each reporting period. The Company increased the transaction price by $10.0 million in June 2020 when it achieved the milestone for the selection of a clinical candidate to the second collaboration target under the Regeneron Agreement, resulting in the recognition of an additional $5.0 million in revenue during the three months ended June 30, 2020. During the three months ended June 30, 2021, the Company recorded $4.8 million in revenue. The Company recorded a $4.0 million revenue reduction in the first quarter of 2021 as a result of an adjustment to cumulative revenue recognized due to a change in overall estimated costs primarily due to an extension of time fulfill the combined performance obligation. As a result of this change in estimate recorded during the first quarter of 2021, the Company recorded a total of $0.8 million in revenue during the six months ended June 30, 2021.

The Company has determined that the combined performance obligation is satisfied over time. ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that depicts the Company’s performance in transferring control of the services. Accordingly, the Company utilizes a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because it reflects how the Company transfers its performance obligation to Regeneron. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations over the research term of five years. For revenue recognition purposes, the five-year term has been extended to the first quarter of 2022 due to additional time required to complete the performance obligations under the Regeneron Agreement. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

The following tables present changes in the Company’s contract liabilities for the six months ended June 30, 2021 and 2020 (in thousands):

Six Months Ended June 30, 2021	Balance at beginning of period	Additions	Additions (Deductions) (1)	Balance at end of period
Contract liability	$13,980	$—	$(833)	$13,147

Six Months Ended June 30, 2020	Balance at beginning of period	Additions	Additions (Deductions) (1)	Balance at end of period
Contract asset	$—	$10,000	$—	$10,000
Contract liability	$21,883	$10,000	$(9,465)	$22,418

(1)
Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.

As of June 30, 2021, contract liabilities related to the Regeneron Agreement of $13.1 million was comprised of the $25.0 million upfront payment and additional $5.0 million research funding fees in each of 2017 and 2018, and $10.0 million for achievement of the milestone for the selection of a clinical candidate to the second collaboration target in June 2020, less $27.8 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of June 30, 2021 and will be recognized as the combined performance obligation is satisfied.

As of June 30, 2020, contract liabilities related to the Regeneron Agreement of $22.4 million as of June 30, 2020, respectively, was comprised of the $25.0 million upfront payment and additional $5.0 million research funding fees in each of 2017 and 2018, and $10.0 million for achievement of the milestone for the selection of a clinical candidate to the second collaboration target in June 2020, less $22.6 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of June 30, 2020.

As of June 30, 2020, contract assets are reflected as accounts receivable-related party on the consolidated balance sheet. The Company achieved the milestone for the selection of a clinical candidate to the second collaboration target under the Regeneron Agreement in June 2020 and was entitled to receive a payment of $10.0 million from Regeneron. The Company received the payment from Regeneron in July 2020.

11. License, Funding and Other Agreements Related to the CVR

Contingent Value Rights Agreement

As discussed in Note 3, in connection with the Merger, the Company entered into the CVR Agreement with Computershare Inc. and Computershare Trust Company, N.A. as joint rights agent. The CVR holders are entitled to receive net proceeds from the commercialization, if any, received from a third-party commercial partner of RTB101 for a COVID-19 related indication. The total fees and expenses of the Company’s clinical trials for a COVID-19 related indication of RTB101 is limited to $3.0 million under the CVR Agreement. Through October 31, 2020, the Company’s total accumulated spend was $1.1 million of expenses. In November 2020, management terminated the nursing home study due to slow enrollment and as a consequence lowered the probability of finding a partner due to the delay in time to commercialization of RTB101. In February 2021, management terminated the National Institute on Aging study of RTB101 for COVID-19 post-exposure prophylaxis in adults age 65 years and older due to poor enrollment. In March 2021, management estimated that the probability of finding a partner should be further reduced. As a result, the fair value of the CVR liability was decreased by $0.4 million to $0.6 million. In June 2021, the Company determined the possibility of any commercialization events for RTB101 was close to zero (see Note 3). As a result, the fair value of the CVR liability was adjusted to zero.

Novartis License Agreement

On March 23, 2017, resTORbio entered into an exclusive license agreement with Novartis. Under the agreement, Novartis granted resTORbio an exclusive, field-restricted, worldwide license, to certain intellectual property rights owned or controlled by Novartis, to develop, commercialize and sell one or more therapeutic products comprising RTB101 or RTB101 in combination with everolimus in a fixed dose combination. The exclusive field under the license agreement is for the treatment, prevention and diagnosis of disease and other conditions in all indications in humans and animals.

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

On, July 27, 2021, the Company sent Novartis a termination notice. Termination will automatically take effect as of 60 days from the date of delivery of the termination notice to Novartis, but in no event later than October 1, 2021 without any further notice or action required of either Novartis or the Company.

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

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. For the three months ended June 30, 2021, $0.1 million qualifying expenses have been incurred and $0.3 million have been funded by the NIH. For the six months ended June 30, 2021, $0.3 million qualifying expenses have been incurred and $0.5 million have been funded by the NIH. The difference in the amount incurred by the Company and funded by the NIH was due to timing of requesting reimbursements from the NIH. On a cumulative basis as of June 30, 2021, $1.3 million has been incurred and $1.3 million has been funded by the NIH.

12. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Menlo Park, CA, Redwood City, CA, and Boston, MA. As of June 30, 2021, except as described below, there have been no material changes in lease obligation from those disclosed in Note 12 to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

On June 25, 2021, the Company entered into an amendment to the Menlo Park lease to extend the term of the lease from March 31, 2022 to June 30, 2022 and replace the previously leased premises (known as 173 and 175-177 Jefferson Drive) with a nearby premises (known as 235 Constitution Drive). The lease commenced on July 15, 2021 and expires on June 30, 2022. In connection with these changes, the Company will incur monthly rent payments ranging from $87,286 to $89,904, increasing over the remaining term of the lease. Given the lease is short-term in nature, the Company is using the practical expedient for the lease and has not recorded a right of use asset or lease liability. Therefore, the Company will recognize rent expense on a straight-line basis over the lease term. With the newly amended lease, the future minimum lease payments under all non-cancelable operating lease obligations as of June 30, 2021 were as follows (in thousands):

2021 (remaining six months)	$973
2022	2,933
2023	3,429
2024	3,525
2025	3,624
2026 and thereafter	13,747
Total	$28,231

13. Common Stock

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock as of December 31, 2020.

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of June 30, 2021 and December 31, 2020, no dividends on common stock had been declared by the Board of Directors.

As of June 30, 2021, the Company’s outstanding warrants to purchase shares of common stock, consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
September 15, 2020	101,610	$11.3177	Equity	July 25, 2026
September 15, 2020	30,924	$11.3177	Equity	August 21, 2026
September 15, 2020	77,312	$11.3177	Equity	September 19, 2026
September 15, 2020	11,044	$11.3177	Equity	September 26, 2026
	220,890

The Company has the following shares of common stock reserved for future issuance:

	June 30, 2021	December 31, 2020
Stock options available for future grant	2,853,833	1,739,621
Stock options issued and outstanding	4,446,227	3,706,945
Common stock warrants issued and outstanding	220,890	226,191
Total	7,520,950	5,672,757

14. Stock-based Compensation

A summary of stock option activity for the six months ended June 30, 2021 is set forth below:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	1,739,621	3,706,945	$10.90	7.98	$15,126
Options authorized	2,287,089	—
Options granted	(1,911,472)	1,911,472	$15.04
Options exercised	—	(433,594)	$2.91
Options forfeited or cancelled	745,006	(745,006)	$14.26
Outstanding, June 30, 2021	2,860,244	4,439,817	$12.90	8.20	$4,948
Shares exercisable, June 30, 2021		1,288,596	$8.43	5.20	$4,522
Vested and expected to vest, June 30, 2021		4,439,817	$12.90	8.20	$4,948

In addition, the Company granted 6,410 shares of a performance restricted stock unit (PSU) in second quarter of 2021.

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$825	$88	$2,413	$174
General and administrative	1,834	263	3,289	476
Total stock-based compensation	$2,659	$351	$5,702	$650

The assumptions used in the Black Scholes Model to calculate stock-based compensations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value of common stock	$10.29 - $15.93	N/A	$10.29 - $16.82	$1.48
Expected term (years)	0.9 - 6.1	N/A	0.9 - 6.1	6.1 - 6.8
Volatility	77.9% - 78.6%	N/A	77.9% - 79.8%	80.3% - 82.6%
Risk free rates	0.1% - 1.1%	N/A	0.1% - 1.1%	0.4% - 0.5%
Dividend rate	0.0%	N/A	0.0%	0.0%

No options were granted for the three months ended June 30, 2020.

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

The 2017 Plan and 2018 Plan

As of June 30, 2021, the number of shares of common stock available for grant under the 2017 and 2018 Plan is 2,529,290 shares. As of June 30, 2021, an aggregate of 2,506,532 shares of common stock were issuable upon the exercise of outstanding stock options under the 2017 Plan and 2018 Plans at a weighted average exercise price of $15.40 per share. Included in this amount was a grant of 6,410 shares related to a PSU the Company granted in May 2021. This PSU provides for immediate acceleration of vesting in the event of a certain performance milestone to be achieved by March 31, 2022. The probability of achieving this milestone is expected to be 100%.

The 2014 Plan and 2015 Plan

As of June 30, 2021, the number of shares of common stock available for grant under the 2014 and 2015 Plans is 324,543. As of June 30, 2021, an aggregate of 1,878,756 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2015 plan at a weighted average exercise price of $8.71 per share and an aggregate of 22,989 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan at a weighted average exercise price of $1.61 per share.

2018 Employee Stock Purchase Plan

On January 1, 2021, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 131,432 to 209,135 shares. During the 2021 Annual Meeting of the stockholders held on April 27, 2021, the stockholders approved an amendment and restatement of the Company's 2018 ESPP. As a result, the Company increased the shares available for issuance under the 2018 ESPP to 524,775 shares. No shares have been issued under the 2018 ESPP during the three and six months ended June 30, 2021.

Inducement Grant

As of June 30, 2021, an aggregate of 362,503 shares of were issuable upon the exercise of inducement grants of stock options approved by the Company in accordance with Nasdaq listing Rule 5635(c)(4) at a weighted average exercise price of $14.33 per share.

15. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(10,854)	$(8,455)	$(32,173)	$(12,941)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	31,824,405	2,177,157	28,977,993	2,170,298
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(3.88)	$(1.11)	$(5.96)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	As of June 30,
	2021	2020
Redeemable convertible preferred stock	—	12,048,671
Options to purchase common stock	4,439,817	1,847,518
Redeemable convertible preferred stock warrants	—	220,890
Common stock warrants	220,890	—
Total	4,660,707	14,117,079

16. Income Taxes

The Company recorded an income tax benefit of $48,000 and $77,000 million during the three and six months ended June 30, 2021, respectively. The Company recorded an income tax benefit of $0 and $2.7 million during the three and six months ended June 30, 2020, respectively.

The income tax benefit during the three and six months ended June 30, 2021 was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from IPR&D. In comparison, the income tax benefit during the three and six months ended June 30, 2020 was as a result of the recognition of net operating loss carryback under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of June 30, 2021.

17. Related Party

As of June 30, 2021 and December 31, 2020, Regeneron owned 883,568 shares of the Company’s common stock, respectively. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing. For the three and six months ended June 30, 2021, the Company recorded revenue from the Regeneron Agreement of $4.8 million and $0.8 million, respectively. For the three and six months ended June 30, 2020, the Company recognized revenue from the Regeneron Agreement of $7.5 million and $9.5 million, respectively. As of June 30, 2021, the Company has deferred revenue of $13.1 million related to the Regeneron Agreement. See Note 10 for a discussion of the Regeneron Agreement.

18. Subsequent Events

On July 19, 2021, the Company entered into a sublease agreement for office space in Boston, MA. The term of the sublease will be from September 1, 2021 through July 30, 2026. The aggregate base rent due to the Company under the sublease is approximately $3.5 million.

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

Overview

We are a biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer and other diseases. We are advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with CARs and T cell receptor-like antibodies to enhance selective tumor targeting, facilitate innate and adaptive anti-tumor immune response, and improve persistence for durable activity in patients. Gamma delta cells are unique in that they may have an inherent capacity to persist following treatment, and can recognize and kill circulating tumor cells and to infiltrate and kill solid tumors. We believe that by applying our proprietary engineering and manufacturing approach to gamma delta T cells we will potentially have significant advantages over alpha beta T cell-based therapies, which are the basis of standard CAR-T cell therapies and also natural killer (NK) cell-based therapies, which are currently in development.

Our proprietary engineering and manufacturing process begins with isolating and expanding gamma delta T cells from the blood of healthy donors, and results in the potential to treat up to 1,000 patients per batch with an “off-the-shelf” product that is available on demand. The potential to administer product candidates based on gamma delta T cells to patients without inducing a graft versus host immune response could mean that our products can potentially be used as “off-the-shelf” therapies. This is in contrast to products based on alpha beta T cells, which either must be manufactured for each patient from his or her own T cells, or require significant gene editing to manufacture if the T cells are derived from donors that are unrelated to the patient. Based on what we believe is the unique potential of these cells and associated modifications, we are initially developing product candidates in oncology, both for hematological malignancies and for solid tumors. In October 2020, the FDA cleared our Investigational New Drug (IND) application for ADI-001, our lead product candidate, for the treatment of Non-Hodgkin’s Lymphoma (NHL). In March 2021, we initiated the first-in-human clinical trial to assess safety and efficacy of ADI-001 in NHL patients. The Phase 1 study for ADI-001 will enroll up to 80 late-stage non-Hodgkin’s lymphoma patients at a number of cancer centers across the U.S. The study includes a dose finding portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. Patient dosing has commenced and interim clinical data from this study are expected in 2021. We intend to file an IND with the FDA in the second quarter of 2022 for ADI-002, our first solid tumor product candidate.

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

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Sales Agreement (the 2021 Sales Agreement) with JonesTrading Institutional Services (the Agent), pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. No shares were sold under the 2021 Sales Agreement as of June 30, 2021.

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

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and have received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of June 30, 2021. In addition, Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $100.0 million of option exercise fees, in each case as specified in the Regeneron Agreement. Regeneron must also pay us high single digit royalties as a percentage of net sales for ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double digit royalties as a percentage of net sales of ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Revenue – related party	$4,814	$7,465	$(2,651)	-36%
Operating expenses
Research and development	10,616	8,676	1,940	22%
General and administrative	5,025	7,419	(2,394)	-32%
Total operating expenses	15,641	16,095	(454)	-3%
Loss from operations	(10,827)	(8,630)	(2,197)	25%
Interest income	9	229	(220)	-96%
Interest expense	(51)	(34)	17	50%
Other income (expense), net	(62)	(20)	(42)	-210%
Loss before income tax benefit	(10,931)	(8,455)	(2,476)	29%
Income tax provision (benefit)	(77)	—	(77)	0%
Net loss	$(10,854)	$(8,455)	$(2,399)	28%

Revenue

Revenue decreased by $2.7 million, or 36%, for the three months ended June 30, 2021 compared to the same period in 2020 resulting from the decrease in revenue recognized under the Regeneron Agreement. The decrease in revenue recognized under the Regeneron Agreement for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to our achievement of a milestone under the Regeneron Agreement in June 2020 relating to the selection of a clinical candidate for ADI-002. This resulted in an increase in the transaction price of $10.0 million, which resulted in recognition of an additional cumulative catch-up of revenue of $5.0 million in June 2020.

Research and development

	Three Months Ended June 30,
	2021	2020
Payroll and personnel expenses(1)	$4,812	$3,319
Costs incurred under agreements with consultants, CMOs, and CROs	2,641	3,473
Lab materials, supplies, and maintenance of equipment used for research and development activities	1,157	1,064
Other research and development expenses(2)	2,006	820
Total research and development expenses	$10,616	$8,676

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $1.9 million, or 22%, during the three months ended June 30, 2021 compared to the same period in 2020. The increase in research and development expenses was primarily due to an increase of $1.5 million in personnel expenses, which includes salaries, benefits, and bonuses due to increases in headcount of employees involved in research and development activities, as well as an increase in stock-based compensation expense of $0.7 million due to higher option grant activity. In addition, there were increases in CRO and consultants expenses of $0.4 million, increases in lab materials and supplies of $0.1 million, as well as increases in facility and other expenses of $1.2 million. These increases were offset by decreases in CMO expenses of $1.3 million related to ramping up manufacturing activities in early 2020.

General and administrative

General and administrative expenses decreased by $2.4 million, or 32%, during the three months ended June 30, 2021 as compared to the same period in 2020. The decrease in general and administrative expenses was primarily due to a decrease in professional fees of $4.4 million, which includes a $2.5 million decrease in legal fees and a $1.8 million decrease in audit fees, related to the Merger in 2020. These decreases were offset by increases in payroll and personnel expenses of $0.6 million, consisting of an increase of stock-based compensation expenses of $1.6 million due to higher option grant activity, increase in salary, bonus, and benefits of $0.1 million, offset by a decrease in contractor fees of $1.1 million due to reduced use in 2021. In addition, there were increases of $1.4 million in facility and other expenses, of which $0.9 million relates to office and lab rent and maintenance expenses and $0.5 million relates to our directors and officers liability insurance.

Interest income

Interest income decreased by $0.2 million, or 96%, during the three months ended June 30, 2021 as compared to the same period in 2020, which was primarily attributable to sales and maturity of marketable debt securities in the second quarter of 2021 and decrease in interest rates which lowered return on investments.

Interest Expense

Interest expense increased by $17,000, or 50%, during the three months ended June 30, 2021 as compared to the same period in 2020 due to the non-cash amortization of costs incurred in connection with the Loan Agreement entered into in April 2020.

Other income (expense), net

Other income (expense), net decreased by $42,000, during the three months ended June 30, 2021 as compared to the same period in 2020. For the quarter ended June 30, 2021, the Company recorded $56,000 in franchise taxes and incurred realized losses related to foreign exchange of approximately $9,000. For the quarter ended June 30, 2020, the Company recorded $24,000 in franchise taxes, realized losses related to foreign exchange of $57,000 offset by a credit of $37,000 related to an increase in the fair value of our Series B warrants.

Income tax expense

We recognized an income tax benefit of $77,000 during the three months ended June 30, 2021 in comparison to $0 during the three months ended June 30, 2020. Income tax benefit of $77,000 was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from IPR&D for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2021	2020	Change	% Change
Revenue – related party	$833	$9,465	$(8,632)	-91%
Operating expenses:
Research and development	22,359	15,709	6,650	42%
General and administrative	10,655	9,943	712	7%
Total operating expenses	33,014	25,652	7,362	29%
Loss from operations	(32,181)	(16,187)	15,994	99%
Interest income	50	551	(501)	-91%
Interest expense	(101)	(34)	67	197%
Other income (expense), net	(66)	50	(116)	-232%
Loss before income tax provision (benefit)	(32,298)	(15,620)	(16,678)	107%
Income tax provision (benefit)	(125)	(2,679)	2,554	-95%
Net loss	$(32,173)	$(12,941)	$(19,232)	149%

Revenue

Revenue decreased by $8.6 million, or 91%, for the six months ended June 30, 2021 compared to the same period in 2020 resulting from the decrease in revenue recognized under the Regeneron Agreement. The Company recorded a $4.0 million revenue reduction in the first quarter of 2021 as a result of an adjustment to cumulative revenue recognized due to a change in overall estimated costs primarily due to an extension of time fulfill the combined performance obligation. As a result of this change in estimate recorded during the first quarter of 2021, the Company recorded a total of $0.8 million in revenue during the six months ended June 30, 2021.

Research and development

	Six Months Ended June 30,
	2021	2020
Payroll and personnel expenses(1)	$10,756	$6,597
Costs incurred under agreements with consultants, CMOs, and CROs	5,659	5,476
Lab materials, supplies, and maintenance of equipment used for research and development activities	2,212	2,062
Other research and development expenses(2)	3,732	1,574
Total research and development expenses	$22,359	$15,709

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $6.7 million, or 42%, during the six months ended June 30, 2021 compared to the same period in 2020. The increase in research and development expenses was primarily due to an increase of $4.2 million in payroll and personnel expenses, which includes salaries, benefits, and bonuses due to increases in headcount of employees involved in research and development activities, as well as an increase in stock-based compensation expense of $2.2 million due to higher option grant activity. In addition, there was an increase of $2.0 million in fees incurred for CRO and consultants, $0.1 million increase in lab materials and supplies, and $2.2 million increase in facility and other expenses. This increase was primarily due to ramping up of clinical development activities related to our ADI-001, our first product candidate. These increases were offset by decreases in CMO expenses of $1.8 million related to ramping up of manufacturing activities in early 2020.

General and administrative

General and administrative expenses increased by $0.7 million, or 7%, during the six months ended June 30, 2021 as compared to the same period in 2020. The increase in general and administrative expenses was primarily due to an increase of $2.1 million of payroll and personnel expenses, which includes salaries, benefits, bonuses, and temporary contractor fees. This increase consisted of higher stock-based compensation expenses of $2.8 million due to increased option grant activity and higher salaries and benefits of $0.4 million offset by lower temporary contractor fees of $1.2 million. In addition, there was an increase of $2.8 million in facilities and other expenses, of which $0.9 million related to our directors and officers liability insurance and $1.9 million related to rent and maintenance expenses. These increases were offset by a decrease of $4.2 million of professional fees, primarily consisting of legal fees of $2.7 million and accounting, taxes, and other services of $1.3 million. The decrease was due to additional professional services incurred in preparation of the Merger in 2020.

Interest income

Interest income decreased by $0.5 million, or 91%, during the six months ended June 30, 2021 as compared to the same period in 2020, which was primarily attributable to a decrease in marketable debt securities in the second quarter of 2021 and decrease in interest rates, which lowered return on investments.

Interest Expense

Interest expense increased by $67,000, during the six months ended June 30, 2021 as compared to the same period in 2020 due to the non-cash amortization of costs incurred in connection with the Loan Agreement entered into in April 2020.

Other income (expense), net

Other income (expense), net decreased by $0.1 million, or 232%, during the six months ended June 30, 2021 as compared to the same period in 2020. For the six months ended June 30, 2021, the Company recorded approximately $44,000 in franchise taxes and incurred realized losses related to foreign exchange of approximately $26,000. For the six months ended June 30, 2020, we recorded a credit of $107,000 related to an increase in the fair value of our Series B warrants which was offset by realized losses related to foreign exchange of approximately $58,000.

Income tax expense

We recognized an income tax benefit of $0.1 million during the six months ended June 30, 2021 in comparison to $2.7 million during the six months ended June 30, 2020. The reduction in benefit relates to the nature of discrete tax benefit during the six months ended June 30, 2021 as a result of the recognition of a net operating loss carryback under the CARES Act. Income tax benefit of $0.1 million for the six months ended June 30, 2021 was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from IPR&D.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in 2014, we have funded our operations with an aggregate of $116.3 million in gross cash proceeds from the sale of redeemable convertible preferred stock and an aggregate of $45.0 million received to date from Regeneron under the Regeneron Agreement. In September 2020, following the closing of the Merger, all outstanding shares of the redeemable convertible preferred stock converted into 12,048,671 shares of common stock. We also acquired $64.1 million of cash, cash equivalents and restricted cash owned by resTORbio, as part of the Merger. In February 2021, we completed an underwritten public offering of 10,575,513 shares of our common stock at a public offering price of $13.00 per share. The aggregate gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses were approximately $137.5 million. In connection with the offering, we also entered into a stock purchase agreement with certain existing investors for $15.0 million of shares of our common stock at a price per share equal to the public offering price, with an initial closing for certain investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors. As of June 30, 2021, we have $208.7 million in cash and cash equivalents.

We expect that the cash, cash equivalents, and marketable debt securities will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these annual consolidated financial statements.

Loan Agreement

On April 28, 2020, we entered into the Loan Agreement with Pacific Western Bank (the Bank) for a term loan not exceeding $12.0 million to finance leasehold improvements for our facilities in Redwood City, CA, with an interest rate equal to the greater of 0.25% above the Prime Rate (as defined in the Loan Agreement) or 5.00%. In connection with the entrance into the Loan Agreement, we issued the Bank a warrant to purchase shares of our Series B redeemable convertible preferred stock at an exercise price of $1.4034 per share. Such warrant was initially exercisable for 42,753 shares of our Series B redeemable convertible preferred stock. Upon the closing of the Merger, it was exchanged for a warrant to purchase 5,301 shares of common stock at an exercise price of $11.32 per share and shall be exercisable for an additional number of shares of common stock equal to 1.00% of the aggregate original principal amount of all term loans made pursuant to the Loan Agreement (up to an aggregate maximum of 15,903 shares of common stock). The New PacWest Warrant was exercised in February 2021 and the net issuance was 1,806 shares of common stock. Further, the Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. As of June 30, 2021, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement. To date, we have not drawn any funds from the Loan Agreement.

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

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Sales Agreement (the 2021 Sales Agreement) with JonesTrading Institutional Services (the Agent), pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of June 30, 2021, no shares were sold under the 2021 Sales Agreement.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $10.9 million and $32.2 million for the three and six months ended June 30, 2021, respectively, and $8.5 million and $12.9 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $138.5 million.

As of June 30, 2021, we had cash, cash equivalents and marketable debt securities of $208.7 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least 12 months from the issuance date of our financial statements as of June 30, 2021 included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(27,924)	$(20,358)
Investing activities	7,460	28,123
Financing activities	144,860	(108)
Net increase in cash, cash equivalents and restricted cash	$124,396	$7,657

Cash Flows from Operating Activities

Net cash used in operating activities was $27.9 million for the six months ended June 30, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $32.2 million, adjusted for non-cash activities of $8.2 million. The non-cash activities are composed of depreciation expense of $0.8 million, a non-cash lease expense of $1.4 million related to amortization of right of use (ROU) asset, stock-based compensation expense of $5.7 million, a non-cash expense for impairment of in-process research and development (IPR&D) of $1.2 million, a gain on the remeasurement of contingent consideration liability of $1.0 million, and amortization of the deferred debt issuance cost of $0.1 million. Changes in operating assets and liabilities were composed of a decrease in lease liabilities of $1.1 million, a decrease in accrued and other current liabilities of $1.4 million, partially offset by an increase in prepaid expenses and other current assets of $1.2 million, an increase in noncurrent assets of $0.1 million and an increase in accounts payable of $0.8 million. The increases in prepaid expenses and other current assets, increases in accounts payable and decreases in accrued and other liabilities resulted from the timing of payments to our service providers.

Net cash used in operating activities was $20.4 million for the six months ended June 30, 2020. Cash used in operating activities was primarily due to the use of funds in the Company's operations to develop its product candidates and transaction costs incurred in connection with the Merger resulting in a net loss of $12.9 million, adjusted for an increase in accounts receivable as a result of $10.0 million receivable under the Regeneron Agreement, the payment for which was received in July 2020, an increase in prepaid expenses and other current assets of $2.9 million and an increase in other noncurrent assets of $0.7 million, partially offset by non-cash charges for depreciation and amortization expense of $0.6 million, stock-based compensation expense of $0.7 million, an increase in accounts payable of $1.1 million, an increase in contract liabilities of $0.5 million and an increase in accrued and other current liabilities of $3.5 million. The increase in prepaid expenses and other current assets and increases in accounts payable and accrued and other liabilities resulted from the timing of payments to Adicet’s service providers.

Cash Flows Used in Investing Activities

Net cash provided by investing activities was $7.5 million for the six months ended June 30, 2021, which consisted of proceeds from sales and maturities of marketable debt securities of $10.2 million, partially offset by purchases of property and equipment of $2.8 million.

Net cash provided by investing activities was $28.1 million for the six months ended June 30, 2020, which consisted of proceeds from maturities of marketable debt securities of $34.2 million, partially offset by purchases of marketable debt securities of $5.7 million and purchases of property and equipment of $0.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $144.9 million for the six months ended June 30, 2021, was related to net cash proceeds received from our public offering in February 2021 of $143.8 million, cash proceeds of $1.3 million from exercise of stock options and deferred debt issuance costs of $0.1 million.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2020, primarily due to cash paid for debt issuance costs of $0.2 million, partly offset by cash proceeds from the exercise of stock options of less than $0.1 million.

Contractual Obligations and Other Commitments

We currently lease an office space in Boston, MA under a non-cancellable operating lease (the Boston Lease), with an expiration date of July 31, 2026. On July 19, 2021, we subleased the office space in Boston, MA. The sublease is subject to approval of the landlord. Assuming such approval is obtained on or prior to August 1, 2021, the term of the sublease will be from September 1, 2021 through July 30, 2026. The aggregate base rent due to us under the sublease is approximately $3.5 million. Pursuant to the agreement, we agreed to transfer certain furniture located in the subleased premises to the sublessee for $1.00. The Boston lease was amended on April 1, 2019, to relocate into a premise in the same building with additional space. The initial annual base rent for this lease was $0.6 million and increases 2% annually.

We also have an office facility in Menlo Park, CA under a non-cancellable operating lease (the Menlo Park Lease), with an expiration date of March 31, 2022 (subject to any optional extension). This lease was amended on June 25, 2021 to extend the term of lease from March 31, 2022 to June 30, 2022 and replace the previously leased premises (known as 173 and 175-177 Jefferson Drive) with a nearby premises (known as 235 Constitution Drive). The lease commenced on July 15, 2021 and expires on June 30, 2022. In connection with these changes, we will incur monthly rent payments ranging from $87,286 to $89,904, increasing over the remaining term of the lease. This lease was amended on September 30, 2019 to include additional office space, with an expiration date of March 31, 2022 (subject to any optional extension). The initial annual base rent for the Menlo Park Lease is an aggregate of $1.0 million, and such amount will increase 3% annually. On October 28, 2018, we executed an additional non-cancelable lease agreement for a new office and laboratory facility in Redwood City, CA (the Redwood City Lease), with an expiration date of February 28, 2030. The initial annual base rent for the Redwood City Lease is an aggregate of $1.3 million, and such amount will increase 3% annually.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash and cash equivalents and marketable debt securities of $208.7 million, consisting of interest-bearing money market funds, asset-backed securities, corporate debt securities and commercial paper, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

During the preparation of our consolidated financial statements as of and for the year ended December 31, 2020 and the quarter ended June 30, 2021, we identified material weaknesses in our internal control over financial reporting. A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Under standards established by the Public Company Accounting Oversight Board (PCAOB), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audit of our financial statements as of and for the quarters ended June 30, 2021, and 2020, we identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows:

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

Our management, including our CEO and our CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described above and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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
•
We also appointed a full-time senior manager to oversee all aspects of technical accounting, SEC reporting, and Sarbanes-Oxley (SOX) requirements and compliances, including remediation;

•
We implemented formal training of our accounting personnel responsible for preparation and review of account reconciliations and the posting and reviewing manual journal entries, to be held on a periodic basis, to ensure appropriate segregation of duties and improve internal controls over financial reporting; and
•
We also implemented a new Enterprise Resource Planning (ERP) system, Microsoft 365 Business Central, in January 2021, replacing Quickbooks and providing efficiency and financial controls. We will ensure appropriate training is offered to all key accounting personnel who are responsible for posting and reviewing journal entries. Training will be tailored specifically for the biotech industry to the extent applicable. Trainings will be formalized and held on a periodic basis as the Company hires more accounting personnel.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, we have requested that our employees work remotely, as appropriate. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Our product candidates including ADI-001 and ADI-002, have not yet been evaluated in clinical trials. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the quarters ended June 30, 2021, and 2020, we reported net losses of $32.2 million and $4.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $138.5 million.

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

•
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

Risks Related to Our Financial Position

Our ability to use net operating losses and research and development credit to offset future taxable income may be subject to certain limitations as a result of the Merger.

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

Risk Related to Our Intellectual Property

Risk Related to Third Party Intellectual Property

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

None.

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

10.1

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

ADICET BIO, INC.

Date: August 12, 2021	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: August 12, 2021	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)