Form 10-K/A
period 2020-12-31
Adicet Bio, Inc.
filed 2021-08-16
CIK 1720580

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Adicet Bio, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (the “Form 10-K”).

This Amendment is being filed solely to replace the Consent of Independent Registered Public Accounting Firm (the “PWC Consent”) of PricewaterhouseCoopers LLP (“PWC”) included in the Form 10-K as Exhibit 23.2 with the correct PWC Consent. Due to an administrative oversight, an incorrect version of the PWC Consent was inadvertently included in the Form 10-K. The Company possessed a correct, manually signed copy of the PWC Consent from PWC when the Form 10-K was filed with the SEC.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K, a signature page, a replacement PWC Consent and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended. Except as described in this Explanatory Note, this Amendment does not modify, amend, or update any of the financial information or any other information set forth in the Form 10-K, and this Amendment does not reflect events that occurred subsequent to March 31, 2021.

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements. The following Report and Consolidated Financial Statements of the Company were included in the Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations and Comprehensive Loss

•	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules: All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

10.20†	Registration Rights Agreement, dated February 12, 2021, by and among the Registrant and the Investors named therein.

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of KPMG LLP, independent registered public accounting firm.

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File
* Filed herewith.
† Previously filed.

+	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

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

Adicet Bio, Inc.

Date: August 16, 2021	By:	/s/ Chen Schor
Chen Schor President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chen Schor
Chen Schor	President, Chief Executive Officer and Director (principal executive officer)	August 16, 2021
/s/ Nick Harvey
Nick Harvey	Chief Financial Officer (principal financial officer and principal accounting officer)	August 16, 2021
*
Jeffrey Chodakewitz	Director	August 16, 2021
*
Steve Dubin	Director	August 16, 2021
*
Carl L. Gordon, Ph.D	Director	August 16, 2021
*
Aya Jakobovits, Ph.D.	Director	August 16, 2021
*
Bastiano Sanna, Ph.D	Director	August 16, 2021
*
Andrew Sinclair	Director	August 16, 2021

By:	/s/ Chen Schor
Chen Schor Attorney-in-Fact * Pursuant to Power of Attorney