Form 10-Q
period 2021-09-30
Adicet Bio, Inc.
filed 2021-11-10
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(650) 503-9095

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

As of November 9, 2021, the registrant had 31,955,450 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We do not currently operate our own manufacturing facility and currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including ADI-001 and ADI-002. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$192,226	$84,330
Short-term marketable debt securities	—	10,284
Prepaid expenses and other current assets	6,799	5,722
Total current assets	199,025	100,336
Property and equipment, net	11,395	2,790
Operating lease right-of-use asset	20,865	23,066
Goodwill	19,462	20,089
In-process research and development	—	1,190
Restricted cash	4,527	4,527
Other non-current assets	1,921	1,837
Total assets	$257,195	$153,835
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,631	$1,552
Contract liabilities — related party, current	10,088	13,980
Accrued and other current liabilities	4,601	5,732
Operating lease liability	712	1,215
Total current liabilities	20,032	22,479
Operating lease liability, net of current portion	19,823	20,424
Contingent consideration liability	—	980
Deferred tax liability	—	125
Other non-current liabilities	116	—
Total liabilities	39,971	44,008
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 31,955,050 and 19,677,249 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	369,732	216,126
Accumulated deficit	(152,511)	(106,325)
Accumulated other comprehensive income	—	24
Total stockholders’ equity	217,224	109,827
Total liabilities and stockholders’ equity	$257,195	$153,835

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue—related party	$3,429	$3,028	$4,262	$12,493
Operating expenses:
Research and development	11,926	8,942	34,285	24,651
General and administrative	5,213	7,741	15,868	17,684
Total operating expenses	17,139	16,683	50,153	42,335
Loss from operations	(13,710)	(13,655)	(45,891)	(29,842)
Interest income	4	153	54	704
Interest expense	(50)	(50)	(151)	(84)
Other income (expense), net	(246)	(1,224)	(312)	(1,174)
Loss before income tax expense (benefit)	(14,002)	(14,776)	(46,300)	(30,396)
Income tax expense (benefit)	11	3	(114)	(2,676)
Net loss	$(14,013)	$(14,779)	$(46,186)	$(27,720)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(2.84)	$(1.54)	$(8.69)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,876,016	5,208,887	29,954,616	3,190,557
Other comprehensive income (loss):
Unrealized (loss) gain on marketable debt securities, net of tax	—	(114)	(24)	60
Total other comprehensive (loss) income	—	(114)	(24)	60
Comprehensive loss	$(14,013)	$(14,893)	$(46,210)	$(27,660)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	19,677,249	$2	$216,126	$(106,325)	$24	$109,827
Issuance of common stock upon exercise of stock options	393,991	—	976	—	—	976
Issuance of common stock related to financing	11,729,353	1	143,753	—	—	143,754
Exercise of warrant	1,806	—	—	—	—	—
Stock-based compensation expense	—	—	3,043	—	—	3,043
Net loss	—	—	—	(21,319)	—	(21,319)
Other comprehensive loss	—	—	—	—	(22)	(22)
Balance at March 31, 2021	31,802,399	$3	$363,898	$(127,644)	$2	$236,259
Issuance of common stock upon exercise of stock options	39,603	—	279	—	—	279
Stock-based compensation expense	—	—	2,659	—	—	2,659
Net loss	—	—	—	(10,854)	—	(10,854)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at June 30, 2021	31,842,002	$3	$366,836	$(138,498)	$—	$228,341
Issuance of common stock upon exercise of stock options	113,048	—	367	—	—	367
Stock-based compensation expense	—	—	2,529	—	—	2,529
Net loss	—	—	—	(14,013)	—	(14,013)
Other comprehensive loss	—	—	—	—	—	—
Balance at September 30, 2021	31,955,050	$3	$369,732	$(152,511)	$—	$217,224

ADICET BIO, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	12,048,698	$114,083	2,155,578	$—	$9,258	$(69,647)	$23	$(60,366)
Net loss	—	—	—	—	—	(4,486)	—	(4,486)
Issuance of common stock upon exercise of stock options	—	—	19,947	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	299	—	—	299
Other comprehensive loss	—	—	—	—	—	—	(15)	(15)
Balance at March 31, 2020	12,048,698	$114,083	2,175,525	$—	$9,599	$(74,133)	$8	$(64,526)
Net loss	—	—	—	—	—	(8,455)	—	(8,455)
Issuance of common stock upon exercise of stock options	—	—	3,101	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	351	—	—	351
Other comprehensive income	—	—	—	—	—	—	189	189
Balance at June 30, 2020	12,048,698	$114,083	2,178,626	$—	$9,957	$(82,588)	$197	$(72,434)
Net loss	—	—	—	—	—	(14,779)	—	(14,779)
Issuance of common stock upon exercise of stock options	—	—	100,092	—	144	—	—	144
Stock-based compensation expense	—	—	—	—	2,966	—	—	2,966
Conversion of shares of redeemable convertible preferred stock to shares of common stock in connection with the Merger	(12,048,698)	(114,083)	12,048,671	1	114,082	—	—	114,083
Exchange of common stock in connection with the Merger	—	—	5,262,248	—	84,142	—	—	84,142
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	2,922	—	—	2,922
Other comprehensive income	—	—	—	—	—	—	(114)	(114)
Balance at September 30, 2020	—	$—	19,589,637	$1	$214,213	$(97,367)	$83	$116,930

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(46,186)	$(27,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,173	911
Loss on disposal of property and equipment	190	—
Noncash lease expense	2,201	—
Stock-based compensation expense	8,231	3,616
Net amortization of premiums and accretion discounts on investments	10	(4)
Change in fair value of redeemable convertible preferred stock warrant liability	—	897
Amortization of deferred debt issuance costs	151	84
Impairment of in-process research and development	1,190	—
Remeasurement of contingent consideration liability	(980)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(462)	(5,000)
Other non-current assets	(81)	(1,560)
Accounts payable	3,079	1,442
Contract liabilities — related party	(3,892)	(2,493)
Deferred rent	—	(119)
Operating lease liabilities	(1,104)	—
Accrued and other current liabilities	(1,244)	1,738
Other non-current liabilities	116	1
Net cash used in operating activities	(37,608)	(28,207)
Cash flows from investing activities
Cash and restricted cash acquired in connection with the Merger	—	64,114
Proceeds from sales of marketable debt securities	7,500	—
Purchases of marketable debt securities	—	(5,700)
Proceeds from maturities of marketable debt securities	2,750	44,985
Purchases of property and equipment	(9,968)	(630)
Net cash provided by investing activities	282	102,769
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	143,754	—
Proceeds from exercise of stock options	1,622	193
Deferred issuance costs	(154)	(157)
Net cash provided by (used in) financing activities	145,222	36
Net change in cash, cash equivalents and restricted cash	107,896	74,598
Cash, cash equivalents and restricted cash, at the beginning of period	88,857	14,889
Cash, cash equivalents and restricted cash, at the end of period	$196,753	$89,487
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$192,226	$84,960
Restricted cash	4,527	4,527
Cash, cash equivalents and restricted cash	$196,753	$89,487
Supplemental cash flow information
Cash received from tax refund	$214	$3
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable	$2,585	$76
Conversion of redeemable convertible preferred stock into common stock	$—	$144,083
Conversion of redeemable convertible preferred stock warrants into common stock warrants	$—	$2,922
Fair value of net assets acquired in Merger	$—	$84,142
Issuance of redeemable convertible preferred stock warrants in connection with the Loan Agreement	$—	$144
Adjustment to goodwill	$413	$—

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $152.5 million as of September 30, 2021. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, through the private placement of equity securities and debt, and cash received in the Merger. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2021.

Unaudited Interim Financial Information

The consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2021 and consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 and consolidated cash flows for the nine months ended September 30, 2021 and 2020 have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The Company has one customer, Regeneron, which represents 100% of the Company’s total revenue for the three and nine months ended September 30, 2021 and 2020 (see Note 10).

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, adoption is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are eligible to be smaller reporting companies and for all other entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

The following summarizes the allocation of the purchase price to the net tangible and intangible assets acquired (in thousands):

	As of December 31, 2020	Measurement Period Adjustments	Final Purchase Price Allocation
Net assets acquired:
Cash and cash equivalents	$63,869	$—	$63,869
Prepaid expenses and other current assets	3,059	615	3,674
Property and equipment	318	—	318
IPR&D	3,490	—	3,490
Restricted cash	245	—	245
Accounts payable	(1,316)	—	(1,316)
Accrued and other current liabilities	(2,365)	12	(2,353)
Other liabilities	—	—	—
Deferred tax liability	(367)	—	(367)
Goodwill	20,089	(627)	19,462
Purchase price	$87,022	$—	$87,022

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

This IPR&D intangible asset is not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party. On July 27, 2021, the Company sent Novartis a termination notice. Termination will automatically take effect as of 60 days from the date of delivery of the termination notice to Novartis, but in no event later than October 1, 2021 without any further notice or action required of either Novartis or the Company. Upon the review of impairment of IPR&D during the second quarter of 2021, the Company concluded that the IPR&D was fully impaired and recorded an impairment charge within research and development expenses in the consolidated statement of operations and comprehensive loss for the remaining balance of the IPR&D intangible asset as of June 30, 2021. The Company recognized IPR&D impairment charges of $2.3 million, $0.5 million, and $0.7 million for the quarters ended as of December 31, 2020, March 31, 2021, and June 30, 2021.

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

The following tables present changes in the Company’s IPR&D and CVR since the Merger (in thousands):

	Acquisition Date Fair value as of September 15, 2020	Change in Fair value	As of December 31, 2020	Change in Fair value	As of September 30, 2021
In-process research and development	$3,490	$(2,300)	$1,190	$(1,190)	$—
Contingent Value Rights	$2,880	$(1,900)	$980	$(980)	$—

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$174,945	$—	$—	$174,945
Total fair value of assets	$174,945	$—	$—	$174,945

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$63,817	$—	$—	$63,817
Marketable debt securities (2)
Asset-backed securities	—	7,522	—	7,522
Corporate debt securities	—	1,762	—	1,762
Commercial paper	—	1,000	—	1,000
Marketable debt securities	—	10,284	—	10,284
Total fair value of assets	$63,817	$10,284	$—	$74,101

Liabilities:
Contingent consideration	$—	$—	$980	$980
Total fair value of liabilities	$—	$—	$980	$980

(1)
Included in cash and cash equivalents in the consolidated balance sheets.
(2)
Included in short-term marketable debt securities in the consolidated balance sheets.

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

As part of the acquisition of resTORbio, the Company entered into a CVR Agreement and recorded the fair value of the CVR as part of consideration transferred. The Company considers the contingent consideration liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. In June 2021, the Company determined the possibility of any commercialization events for RTB101 was close to zero (see Note 3). As a result, the fair value of the CVR liability was adjusted to zero. On October 27, 2021, the Company provided a Termination Notice under the CVR Agreement to the joint rights agents to terminate its obligations under the CVR Agreement, effective immediately.

5. Marketable Debt Securities

The Company had no marketable debt securities as of September 30, 2021. The following table summarizes the Company’s marketable debt securities as of December 31, 2020 (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Asset-backed securities	$7,507	$—	$15	$7,522
Corporate debt securities	1,754	—	8	1,762
Commercial paper	999	—	1	1,000
Total	$10,260	$—	$24	$10,284

The following table summarizes the classification of the Company’s marketable debt securities in the consolidated balance sheets (in thousands):

	September 30,	December 31,
	2021	2020
Short-term marketable debt securities	$—	$10,284
Long-term marketable debt securities	—	—
Total	$—	$10,284

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid maintenance and other	$655	$761
Prepayments to CRO's	1,643	420
Prepayments to CMO's	1,340	135
Prepaid insurance	449	1,443
Tax receivable	2,711	2,711
Interest receivable	—	23
Other current assets	1	229
Total prepaid expenses and other current assets	$6,799	$5,722

7. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	September 30, 2021	December 31, 2020
Laboratory equipment	3	$5,502	$4,350
Leasehold improvements	Lesser of useful life or lease term	1,614	1,427
Furniture and fixtures	3	303	524
Construction in progress	—	9,402	1,090
Computer equipment	3	217	93
Software	3	320	170
		17,358	7,654
Less: Accumulated depreciation and amortization		(5,963)	(4,864)
Property and equipment, net		$11,395	$2,790

Depreciation and amortization expense was $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense was $1.2 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. Construction in progress has increased by $6.8 million and $9.4 million in the three and nine months ended September 30, 2021, due to building construction related to the Company's leased space in

Redwood City. Construction in process will continue to increase through the first half of 2022, upon completion of the construction.

8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$3,316	$3,833
Accrued CRO costs	490	955
Accrued CMO costs	165	244
Accrued research and development expenses	294	65
Accrued professional services	301	363
Accrued other liabilities	35	272
Total accrued and other liabilities	$4,601	$5,732

9. Term Loan

The Company has a Loan and Security Agreement dated as of April 28, 2020 with Pacific Western Bank (PacWest or the Bank) for an initial term loan limit not exceeding $12.0 million (the Loan Agreement) to finance leasehold improvements for the facilities in Redwood City, CA and other purposes permitted under the Loan Agreement, with an interest rate equal to the greater of 0.25% above the Prime Rate (as defined in the Loan Agreement) or 5.00%. As of September 30, 2021, no amounts had been drawn under the Loan Agreement and the deferred debt issuance costs were $0.1 million and are included in other noncurrent assets on the Company’s consolidated balance sheets.

On October 21, 2021, the Company entered into a Fourth Amendment of the Loan Agreement (the Loan Amendment) under which the Bank will provide one or more term loans (the Term Loans), as well as certain non-formula ancillary services, which shall not exceed $5.5 million in the aggregate. The aggregate sum of the outstanding Term Loans and non-formula ancillary services shall at no time exceed $15.0 million, with each term loan to be in an amount of not less than $1.0 million. Pursuant to the Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%. Other than as disclosed in this Quarterly Report on Form 10-Q, there have been no material changes in the Loan Agreement from those disclosed in Note 9 to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of September 30, 2021. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $100.0 million of option exercise fees, as specified in the Regeneron Agreement. Regeneron must also pay the Company high single digit royalties as a percentage of net sales for ICPs to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale.

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

At contract inception, the Company determined a transaction price of the Regeneron Agreement consisting of the $25.0 million upfront payment and the aggregate research funding fees payable over the research term. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Per the terms of the original Regeneron Agreement prior to the amendment effective from July 2019, the research funding fees were payable merely due to the passage of time and therefore did not represent a variable consideration. After the amendment became effective in July 2019, certain of these fees became contingent upon meeting certain development and regulatory milestones. Therefore, the Company concluded that after the amendment such potential payments became variable consideration. The receipt of the variable consideration was subject to substantial uncertainty and was therefore excluded from the transaction price upon the effective date of the amendment. As a result, during the three months ended September 30, 2019, the Company recorded $6.6 million as a reduction to cumulative revenue recognized prior to the amendment effective date. The Company will re-evaluate the transaction price if there is a significant change in facts and circumstances at least at the end of each reporting period. The Company increased the transaction price by $10.0 million in June 2020 when it achieved the milestone for the selection of a clinical candidate to the second collaboration target under the Regeneron Agreement, resulting in the recognition of an additional $5.0 million in revenue during the three months ended June 30, 2020. The Company recorded a $4.0 million revenue reduction in the first quarter of 2021 as a result of an adjustment to cumulative revenue recognized due to a change in overall estimated costs primarily due to an extension of time to fulfill the combined performance obligation. During the three and nine months ended September 30, 2021, the Company recorded $3.4 million and $4.3 million in revenue, respectively.

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

The following tables present changes in the Company’s contract liabilities for the nine months ended September 30, 2021 and 2020 (in thousands):

Nine Months Ended September 30, 2021	Balance at Beginning of Period	Additions	Additions (Deductions) (1)	Balance at End of Period
Contract liability	$13,980	$370	$(4,262)	$10,088

Nine Months Ended September 30, 2020	Balance at Beginning of Period	Additions	Additions (Deductions) (1)	Balance at End of Period
Contract asset	$—	$10,000	$(10,000)	$—
Contract liability	$21,883	$10,000	$(12,493)	$19,390

(1)
Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.

As of September 30, 2021, contract liabilities related to the Regeneron Agreement of $10.1 million was comprised of the $25.0 million upfront payment and additional $5.0 million research funding fees in each of 2017 and 2018, and $10.0 million for achievement of the milestone for the selection of a clinical candidate to the second collaboration target in June 2020 less $35.3 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of September 30, 2021 and will be recognized as the combined performance obligation is satisfied.

As of September 30, 2020, contract liabilities related to the Regeneron Agreement of $19.4 million was comprised of the $25.0 million upfront payment and additional $5.0 million research funding fees in each of 2017 and 2018, and $10.0 million for achievement of the milestone for the selection of a clinical candidate to the second collaboration target in June 2020, less $25.6 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of September 30, 2020.

As of September 30, 2020, there were no contract assets which would be reflected as accounts receivable-related party on the consolidated balance sheet. The Company achieved the milestone for the selection of a clinical candidate to the second collaboration target under the Regeneron Agreement in June 2020 and was entitled to receive a payment of $10.0 million from Regeneron. The Company received the payment from Regeneron in July 2020.

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

On October 27, 2021, the Company provided a Termination Notice under the CVR Agreement to the joint rights agent to terminate its obligations under the CVR Agreement, effective immediately.

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

On July 27, 2021, the Company sent Novartis a termination notice. Termination automatically took effect on September 25, 2021, 60 days from the date of delivery of the termination notice to Novartis, without any further notice or action required of either Novartis or the Company.

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

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. For the three months ended September 30, 2021, no qualifying expenses have been incurred and $36,000 have been funded by the NIH. For the nine months ended September 30, 2021, $0.3 million qualifying expenses have been incurred and $0.5 million have been funded by the NIH. The difference in the amount incurred by the Company and funded by the NIH was due to timing of requesting reimbursements from the NIH. On a cumulative basis as of September 30, 2021, $1.3 million has been incurred and $1.3 million has been funded by the NIH.

12. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Menlo Park, CA, Redwood City, CA, and Boston, MA. As of September 30, 2021, except as described below, there have been no material changes in lease obligation from those disclosed in Note 12 to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

On June 25, 2021, the Company entered into an amendment to the Menlo Park lease to extend the term of the lease from March 31, 2022 to June 30, 2022 and replace the previously leased premises (known as 173 and 175-177 Jefferson Drive) with another nearby premises (known as 235 Constitution Drive). The lease commenced on July 15, 2021 and expires on June 30, 2022. In connection with these changes, the Company will incur monthly rent payments ranging from $87,286 to $89,904, increasing over the remaining term of the lease. Given the lease is short-term in nature, the Company is using the practical expedient for the lease and has not recorded a right of use asset or lease liability. Therefore, the Company will recognize rent expense on a straight-line basis over the lease term.

On July 19, 2021, the Company entered into a Sublease (the Sublease Agreement) with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of office space in Boston, MA, currently leased by the Company pursuant to the Company’s lease with 500 Boylston & 222 Berkeley Owner (DE) LLC, dated January 8, 2018, as amended (the Master Lease). The term of the sublease started on September 1, 2021 and ends on July 30, 2026. The aggregate base rent due to the Company under the Sublease is approximately $3.5 million starting October 1, 2021. Upon execution of the Sublease Agreement, the Company received a cash security deposit of $0.1 million from the Subleasee which is recorded as other non-current liabilities in the consolidated balance sheets. The expected sublease income as of September 30, 2021 is as follows (in thousands):

2021 (remaining three months)	$174
2022	697
2023	711
2024	725
2025	740
2026 and thereafter	439
Total	$3,486

Further, the Company remains liable for the remaining lease payments under the Master Lease, totaling $3.1 million, which is included in future minimum lease payments table below.

On July 30, 2021, the Company entered a short-term lease agreement with Boston Properties, Inc. for office space located at 200 Clarendon Street, Boston, MA. The initial lease term commenced on July 30, 2021 and expires on November 30, 2021. In October 2021, the Company extended the lease term to March 31, 2022. The base rent is approximately $9,000 per month. Due to the lease being short-term in nature, the Company elected the practical expedient for the lease and has recognized rent expenses as incurred.

The future minimum lease payments under all non-cancelable operating lease obligations as of September 30, 2021 were as follows (in thousands):

2021	$503
2022	2,933
2023	3,428
2024	3,525
2025	3,625
2026 and thereafter	13,747
Total undiscounted lease payments	27,761
Less: imputed interest	7,226
Total operating lease liability	20,535
Less: current portion	712
Operating lease liability, net of current maturities	$19,823

13. Common Stock

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock as of December 31, 2020.

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of September 30, 2021 and December 31, 2020, no dividends on common stock had been declared by the Board of Directors.

As of September 30, 2021, the Company’s outstanding warrants to purchase shares of common stock, consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
September 15, 2020	101,610	$11.3177	Equity	July 25, 2026
September 15, 2020	30,924	$11.3177	Equity	August 21, 2026
September 15, 2020	77,312	$11.3177	Equity	September 19, 2026
September 15, 2020	11,044	$11.3177	Equity	September 26, 2026
	220,890

The Company has the following shares of common stock reserved for future issuance:

	September 30, 2021	December 31, 2020
Stock options available for future grant	2,693,496	1,739,621
Stock options issued and outstanding	4,276,356	3,706,945
Unvested restricted stock units	217,160	—
Common stock warrants issued and outstanding	220,890	226,191
Total	7,407,902	5,672,757

14. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$796	$951	$3,209	$1,125
General and administrative	1,733	2,015	5,022	2,491
Total stock-based compensation	$2,529	$2,966	$8,231	$3,616

Stock Options

A summary of stock option activity for the nine months ended September 30, 2021 is set forth below:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	1,739,621	3,706,945	$10.90	7.98	$15,126
Options authorized	2,287,089	—
Options granted	(2,171,632)	1,954,472	$14.89
Options exercised	—	(546,642)	$2.98
Options forfeited or cancelled	838,419	(838,419)	$14.15
Outstanding, September 30, 2021	2,693,497	4,276,356	$13.10	7.96	$2,101
Options exercisable, September 30, 2021		1,329,752	$9.77	5.33	$1,907
Vested and expected to vest, September 30, 2021		4,276,356	$13.10	7.96	$2,101

The assumptions used in the Black Scholes Model to calculate stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value of common stock	$7.84 - $8.35	$5.96 - $10.66	$7.84 - $16.82	$4.85 - $10.66
Expected term (years)	5.6 - 6.1	1.0 - 6.1	0.9 - 6.1	1.0 - 6.1
Volatility	78.0% - 78.2%	77.1% - 96.4%	77.9% - 79.8%	72.6% - 96.3%
Risk free rates	0.9% - 1.2%	0.1% - 0.4%	0.1% - 1.2%	0.1% - 1.7%
Dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units

In May 2021, the Company granted 6,410 performance stock units (PSUs) to an employee with a grant date fair value of $15.60 per share. The PSUs provide immediate acceleration of vesting in the event of a certain performance milestone to be achieved by March 31, 2022. The probability of achieving this milestone is expected to be 100% as of September 30, 2021. In addition, the Company granted 210,750 restricted stock units (RSUs) to employees in August 2021 with a weighted-average grant date fair value of $7.12 per share.

The summary of RSU activity and related information follows:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2020	—
RSUs granted	217,160	$7.37
RSUs Vested	—
RSUs forfeited	—
Outstanding, September 30, 2021	217,160	$7.37

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

The 2017 Plan and 2018 Plan

As of September 30, 2021, the number of shares of common stock available for grant under the 2017 and 2018 Plan is 2,349,535 shares. As of September 30, 2021, an aggregate of 2,686,287 shares of common stock were issuable upon the exercise of outstanding stock options under the 2017 Plan and 2018 Plans at a weighted average exercise price of $15.41 per share. Included in this amount was a grant of 6,410 PSUs and 210,750 shares of RSUs the Company granted in May 2021 and August 2021, respectively.

The 2014 Plan and 2015 Plan

As of September 30, 2021, the number of shares of common stock available for grant under the 2014 and 2015 Plans is 343,961. As of September 30, 2021, an aggregate of 1,421,746 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2015 plan at a weighted average exercise price of $8.96 per share and an aggregate of 22,989 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan at a weighted average exercise price of $1.61 per share.

2018 Employee Stock Purchase Plan

On January 1, 2021, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 131,432 to 209,135 shares. During the 2021 Annual Meeting of the stockholders held on April 27, 2021, the stockholders approved an amendment and restatement of the Company's 2018 ESPP. As a result, the Company increased the shares available for issuance under the 2018 ESPP to 524,775 shares. No shares have been issued under the 2018 ESPP during the three and nine months ended September 30, 2021.

Inducement Grant

As of September 30, 2021, an aggregate of 362,503 shares of were issuable upon the exercise of inducement grants of stock options approved by the Company in accordance with Nasdaq listing Rule 5635(c)(4) at a weighted average exercise price of $14.33 per share.

15. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(14,013)	$(14,779)	$(46,186)	$(27,720)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	31,876,016	5,208,887	29,954,616	3,190,557
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(2.84)	$(1.54)	$(8.69)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	As of September 30,
	2021	2020
Redeemable convertible preferred stock	—	12,048,671
Options to purchase common stock	4,276,356	1,847,518
Redeemable convertible preferred stock warrants	—	220,890
Common stock warrants	220,890	—
Total	4,497,246	14,117,079

16. Income Taxes

The Company recorded an income tax expense of $11,000 and benefit of $114,000 during the three and nine months ended September 30, 2021, respectively. The Company recorded an income tax benefit of $3,000 and $2.7 million during the three and nine months ended September 30, 2020, respectively.

The income tax benefit during the three and nine months ended September 30, 2021 was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from IPR&D. In comparison, the income tax benefit during the three and nine months ended September 30, 2020 was as a result of the recognition of net operating loss carryback under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of September 30, 2021.

17. Related Party

As of September 30, 2021 and December 31, 2020, Regeneron owned 883,568 shares of the Company’s common stock, respectively. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing. For the three and nine months ended September 30, 2021, the Company recorded revenue from the Regeneron Agreement of $3.4 million and $4.3 million, respectively. For the three and nine months ended September 30, 2020, the Company recognized revenue from the Regeneron Agreement of $3.0 million and $12.5 million, respectively. As of September 30, 2021, the Company has deferred revenue of $10.1 million related to the Regeneron Agreement. See Note 10 for a discussion of the Regeneron Agreement.

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

Our proprietary engineering and manufacturing process begins with isolating and expanding gamma delta T cells from the blood of healthy donors, and results in the potential to treat up to 1,000 patients per batch depending on dosing and the CAR target with an “off-the-shelf” product that is available on demand. The potential to administer product candidates based on gamma delta T cells to patients without inducing a graft versus host immune response could mean that our products can potentially be used as “off-the-shelf” therapies. This is in contrast to products based on alpha beta T cells, which either must be manufactured for each patient from his or her own T cells, or require significant gene editing to manufacture if the T cells are derived from donors that are unrelated to the patient. Based on what we believe is the unique potential of these cells and associated modifications, we are initially developing product candidates in oncology, both for hematological malignancies and for solid tumors. In October 2020, the FDA cleared our Investigational New Drug (IND) application for ADI-001, our lead product candidate, for the treatment of Non-Hodgkin’s Lymphoma (NHL). In March 2021, we initiated the first-in-human clinical trial to assess safety and efficacy of ADI-001 in NHL patients. The Phase 1 study for ADI-001 will enroll up to 80 late-stage non-Hodgkin’s lymphoma patients at a number of cancer centers across the U.S. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. As of November 10, 2021, we have completed dosing for dose level 1 and enrollment is ongoing for dose level 2 of the Phase 1 study. We expect to announce interim clinical data from the initial dose escalation portion of this study by the end of 2021. We intend to file an IND with the FDA in the second quarter of 2022 for ADI-002, our first solid tumor product candidate, and subject to the FDA’s regulatory process for review of INDs, initiate Phase 1 clinical trials of ADI-002 in the second half of 2022.

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

On October 21, 2021, we entered into a Fourth Amendment of the Loan Agreement (the Loan Amendment) under which Pacific Western Bank will provide one or more term loans (the Term Loans), as well as certain non-formula ancillary services (the Non-Formula Ancillary Services), which shall not exceed $5.5 million in the aggregate. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, with each term loan to be in an amount of not less than $1.0 million. Pursuant to the Loan Amendment, the interest rate for the Terms Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Sales Agreement (the 2021 Sales Agreement) with JonesTrading Institutional Services (the Agent), pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. No shares were sold under the 2021 Sales Agreement as of September 30, 2021.

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported in China. Since then, COVID-19 has spread globally. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. The ongoing COVID-19 pandemic continues to evolve and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, vaccination mandates, and other public health safety measures.

Thus far we have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates. However, we anticipate that the impact of the COVID-19 pandemic may create difficulties in our clinical trials for a variety of reasons, including future regulations regarding, or the inability or unwillingness of patients to, travel to participate in clinical trials, or to participate in clinical trials that are administered in medical facilities that also treat COVID-19, potential delays in the FDA’s review and approval processes and/or shortages of medical supplies that may force medical professionals to focus on non-clinical procedures, including treatment of COVID-19. The duration and ultimate impact of the ongoing COVID-19 pandemic on clinical trials generally, and on our trials particularly, is currently unknown.

In addition, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Further, a recession or market correction resulting from the spread of COVID-19 could materially affect our business. Possible effects may also include absenteeism in our labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by us, including property and equipment, and marketable debt securities. Although our financial results to date have not been significantly impacted by COVID-19, we cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on our financial condition, operations, and business plans.

Financial Operations Overview

Revenue

We have no products approved for commercial sale and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for our product candidates, which we expect will not be for at least several years, if ever. Our revenues to date are generated from our License and Collaboration Agreement with Regeneron Pharmaceuticals, Inc. (Regeneron) and the agreement referred to as the Regeneron Agreement. The primary purpose of the Regeneron Agreement is to establish a strategic relationship to identify and validate appropriate targets and work together to develop a pipeline of engineered immune cell products (Collaboration ICPs) for the selected targets. The Regeneron Agreement provides for the following: (i) licenses to our technology, (ii) research and development services, (iii) services or obligations in connection with participation in the research committee, (iv) information sharing, and (v) manufacturing services to manufacture of Collaboration ICPs for the research programs. The Regeneron Agreement provides Regeneron an option to obtain an exclusive, royalty-bearing development and commercial license under our intellectual property to develop and commercialize the optioned Collaboration ICPs ready for an IND submission.

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of September 30, 2021. In addition, Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $100.0 million of option exercise fees, in each case as specified in the Regeneron Agreement. Regeneron must also pay us high single digit royalties as a percentage of net sales for ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double-digit royalties as a percentage of net sales of ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

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

We are focusing substantially all of our resources on the development of our product candidates. We expect our research and development expenses to increase substantially during the next few years, as we seek to initiate clinical trials for our product candidates, complete our clinical program, pursue regulatory approval of our product candidates and prepare for a possible commercial launch. Predicting the timing or the cost to complete our clinical program or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factorsxvb bv outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our product candidates will receive regulatory approval with any certainty.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Revenue – related party	$3,429	$3,028	$401	13%
Operating expenses
Research and development	11,926	8,942	2,984	33%
General and administrative	5,213	7,741	(2,528)	-33%
Total operating expenses	17,139	16,683	456	3%
Loss from operations	(13,710)	(13,655)	(55)	0%
Interest income	4	153	(149)	-97%
Interest expense	(50)	(50)	—	0%
Other income (expense), net	(246)	(1,224)	978	80%
Loss before income tax benefit	(14,002)	(14,776)	774	-5%
Income tax provision (benefit)	11	3	8	267%
Net loss	$(14,013)	$(14,779)	$766	-5%

Revenue

Revenue increased by $0.4 million, or 13%, for the three months ended September 30, 2021 compared to the same period in 2020 resulting from the increase in revenue recognized under the Regeneron Agreement. The increase was primarily due to our increased activities under the Regeneron Agreement related to ADI-002.

Research and development

	Three Months Ended September 30,
	2021	2020
Payroll and personnel expenses(1)	$4,559	$4,698
Costs incurred under agreements with consultants, CMOs, and CROs	3,904	2,119
Lab materials, supplies, and maintenance of equipment used for research and development activities	1,203	1,312
Other research and development expenses(2)	2,260	813
Total research and development expenses	$11,926	$8,942

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $3.0 million, or 33%, during the three months ended September 30, 2021 compared to the same period in 2020. The increase in research and development expenses was primarily due to a $1.4 million increase in facility and other expenses, a $1.3 million increase in CRO, consulting and other externally sponsored research expenses, and a $0.4 million increase in CMO expenses. These increases were partially offset by decreases in lab materials and supplies of $0.1 million and in personnel expenses of $0.1 million, which include salaries, benefits, and bonuses. Due to the competitive job market, we have experienced a slower than expected net growth in headcount of employees involved in research and development activities, which resulted a decrease in stock-based compensation expense of $0.2 million.

General and administrative

General and administrative expenses decreased by $2.5 million, or 33%, during the three months ended September 30, 2021 as compared to the same period in 2020. The decrease in general and administrative expenses was primarily due to a decrease in professional fees of $1.7 million, which includes a $1.5 million decrease in legal fees and a $0.4 million decrease in audit fees, related to the Merger in 2020, offset by a $0.2 million increase in other professional fees including investor relations, IT management, and other enterprise solutions. In addition, there was a decrease of $0.8 million in payroll and personnel expenses, consisting of a decrease of stock-based compensation expense of $0.3 million and consultant fees of $0.7 million, offset by an increase in salary, bonus, and benefits of $0.2 million.

Interest income

Interest income decreased by $0.1 million, or 97%, during the three months ended September 30, 2021 as compared to the same period in 2020, which was primarily to a decrease in marketable debt securities in 2021 and decrease in interest rates, which lowered return on investments.

Interest Expense

Interest expense was the same during the three months ended September 30, 2021 as compared to the same period in 2020 due to the straight-line non-cash amortization of costs incurred in connection with the Loan Agreement entered into in April 2020.

Other income (expense), net

Other income (expense), net decreased by $1.0 million, during the three months ended September 30, 2021 as compared to the same period in 2020. The decrease was primarily due to realized gain recognized in 2020 related to a change in fair value of the redeemable convertible preferred stock warrant liability prior to their conversion to warrants to purchase common stock upon closing of the Merger in September 2020. For the quarter ended September 30, 2021, we recorded $0.2 million in loss from disposals of fixed assets in the Boston office as a result of the sublease of the office space in August 2021. We also recorded $55,000 in franchise taxes and incurred realized losses related to foreign exchange of approximately $6,000.

Income tax expense

We recognized an income tax benefit of $11,000 during the three months ended September 30, 2021 in comparison to $0 during the three months ended September 30, 2020. The change was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from IPR&D.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Revenue – related party	$4,262	$12,493	$(8,231)	-66%
Operating expenses:
Research and development	34,285	24,651	9,634	39%
General and administrative	15,868	17,684	(1,816)	-10%
Total operating expenses	50,153	42,335	7,818	18%
Loss from operations	(45,891)	(29,842)	16,049	54%
Interest income	54	704	(650)	-92%
Interest expense	(151)	(84)	67	80%
Other income (expense), net	(312)	(1,174)	862	-73%
Loss before income tax provision (benefit)	(46,300)	(30,396)	(15,904)	52%
Income tax provision (benefit)	(114)	(2,676)	2,562	-96%
Net loss	$(46,186)	$(27,720)	$(18,466)	67%

Revenue

Revenue decreased by $8.2 million, or 66%, for the nine months ended September 30, 2021 compared to the same period in 2020 resulting from the decrease in revenue recognized under the Regeneron Agreement. This decrease in revenue was primarily due to our achievement of a milestone under the Regeneron Agreement in June 2020 relating to the selection of a clinical candidate for ADI-002. This resulted in an increase in the transaction price of $10.0 million and recognition of an additional cumulative catch-up of revenue of $5.0 million in June 2020. In addition, in the first quarter of 2021, we recorded a $4.0 million revenue reduction as a result of an adjustment to cumulative revenue recognized due to a change in overall estimated costs primarily due to an extension of time to fulfill the combined performance obligation.

Research and development

	Nine Months Ended September 30,
	2021	2020
Payroll and personnel expenses(1)	$15,315	$11,295
Costs incurred under agreements with consultants, CMOs, and CROs	9,563	7,595
Lab materials, supplies, and maintenance of equipment used for research and development activities	3,415	3,374
Other research and development expenses(2)	5,992	2,387
Total research and development expenses	$34,285	$24,651

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $9.6 million, or 39%, during the nine months ended September 30, 2021 compared to the same period in 2020. The increase in research and development expenses was primarily due to an increase of $4.0 million in payroll and personnel expenses, which includes salaries, benefits, and bonuses due to increases in headcount of employees involved in research and development activities, as well as an increase in stock-based compensation expense of $2.1 million due to higher option grant activity. In addition, there was an increase of $3.3 million in fees incurred for CRO, consultants, and other externally sponsored research and $3.6 million increase in facility and other expenses. This increase was primarily due to ramping up of clinical development activities related to ADI-001, our first product candidate. These increases were offset by decreases in CMO expenses of $1.3 million related to ramping up of manufacturing activities in early 2020.

General and administrative

General and administrative expenses decreased by $1.8 million, or 10%, during the nine months ended September 30, 2021 as compared to the same period in 2020. The decrease in general and administrative expenses was primarily due to a decrease of $5.9 million in professional fees which includes decreases of $4.6 million in legal fees and $1.7 million in audit fees, due to higher expenses related to the Merger in 2020. These decreases in professional fees were offset by an increase of $0.4 million in other professional fees consisting of investor relations, IT management, and other enterprise solutions. In addition, the decreases in general and administrative expenses were offset by a $1.2 million increase in payroll and personnel expenses, which includes salaries, benefits, bonuses, and temporary contractor fees due to higher stock-based compensation expenses of $2.5 million caused by increased option grant activity and higher salaries and benefits of $0.6 million reduced by lower temporary contractor fees of $1.9 million. Further, there was an increase of $2.9 million in facilities and other expenses, of which $1.7 million relates to rent, depreciation and equipment maintenance, and $1.2 million relates to our director and officer liability insurance.

Interest income

Interest income decreased by $0.7 million, or 92%, during the nine months ended September 30, 2021 as compared to the same period in 2020, which was primarily attributable to a decrease in marketable debt securities in 2021 and decrease in interest rates, which lowered return on investments.

Interest Expense

Interest expense increased by $67,000, during the nine months ended September 30, 2021 as compared to the same period in 2020 due to the non-cash amortization of costs incurred in connection with the Loan Agreement entered into in April 2020.

Other income (expense), net

Other income (expense), net decreased by $0.9 million, or 74%, during the nine months ended September 30, 2021 as compared to the same period in 2020. The decrease was primarily due to realized gain recognized in 2020 related to a change in fair value of the redeemable convertible preferred stock warrant liability prior to their conversion to warrants to purchase common stock upon closing of the Merger in September 2020. During the nine months ended September 30, 2021, we recorded $0.2 million related to disposal of fixed assets related to the sublease of the Boston lease in August 2021, $99,000 of franchise taxes, and approximately $28,000 of realized loss due to foreign exchange.

Income tax expense

We recognized an income tax benefit of $0.1 million during the nine months ended September 30, 2021 in comparison to $2.7 million during the nine months ended September 30, 2020. The reduction in benefit relates to the nature of discrete tax benefit during the nine months ended September 30, 2021, as a result of the recognition of a net operating loss carryback under the CARES Act. Income tax benefit of $0.1 million for the nine months ended September 30, 2021 was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from IPR&D.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in 2014, we have funded our operations with an aggregate of $116.3 million in gross cash proceeds from the sale of redeemable convertible preferred stock and an aggregate of $45.0 million received to date from Regeneron under the Regeneron Agreement. In September 2020, following the closing of the Merger, all outstanding shares of the redeemable convertible preferred stock converted into 12,048,671 shares of common stock. We also acquired $64.1 million of cash, cash equivalents and restricted cash owned by resTORbio, as part of the Merger. In February 2021, we completed an underwritten public offering of 10,575,513 shares of our common stock at a public offering price of $13.00 per share. The aggregate gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses were approximately $137.5 million. In connection with the offering, we also entered into a stock purchase agreement with certain existing investors for $15.0 million of shares of our common stock at a price per share equal to the public offering price, with an initial closing for certain investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors. As of September 30, 2021, we have $192.2 million in cash and cash equivalents.

We expect that the cash and cash equivalents will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these annual consolidated financial statements.

Loan Agreement

On April 28, 2020, we entered into the Loan Agreement with Pacific Western Bank for a term loan not exceeding $12.0 million to finance leasehold improvements for our facilities in Redwood City, CA, with an interest rate equal to the greater of 0.25% above the Prime Rate (as defined in the Loan Agreement) or 5.00%. In connection with the entrance into the Loan Agreement, we issued Pacific Western Bank a warrant to purchase shares of our Series B redeemable convertible preferred stock at an exercise price of $1.4034 per share. Such warrant was initially exercisable for 42,753 shares of our Series B redeemable convertible preferred stock. Upon the closing of the Merger, it was exchanged for a warrant to purchase 5,301 shares of common stock at an exercise price of $11.32 per share and shall be exercisable for an additional number of shares of common stock equal to 1.00% of the aggregate original principal amount of all term loans made pursuant to the Loan Agreement (up to an aggregate maximum of 15,903 shares of common stock). The New PacWest Warrant was exercised in February 2021 and the net issuance was 1,806 shares of common stock. Further, the Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. As of September 30, 2021, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement. To date, we have not drawn any funds from the Loan Agreement.

On October 21, 2021, we entered into the Loan Amendment under which Pacific Western Bank will provide one or more Term Loans, as well as Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, with each term loan to be in an amount of not less than $1.0 million. Pursuant to the Loan Amendment, the interest rate for the Terms Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

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

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Sales Agreement (the 2021 Sales Agreement) with JonesTrading Institutional Services (the Agent), pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of September 30, 2021, no shares were sold under the 2021 Sales Agreement.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $14.0 million and $46.2 million for the three and nine months ended September 30, 2021, respectively, and $14.8 million and $27.7 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $152.5 million.

As of September 30, 2021, we had cash and cash equivalents of $192.2 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least 12 months from the issuance date of our financial statements as of September 30, 2021 included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(37,608)	$(28,207)
Investing activities	282	102,769
Financing activities	145,222	36
Net increase in cash, cash equivalents and restricted cash	$107,896	$74,598

Cash Flows from Operating Activities

Net cash used in operating activities was $37.6 million for the nine months ended September 30, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $46.2 million, adjusted for non-cash activities of $12.1 million. The non-cash activities are composed of depreciation expense of $1.2 million, loss from disposal of fixed assets of $0.2 million, a non-cash lease expense of $2.2 million related to amortization of right of use (ROU) asset, stock-based compensation expense of $8.2 million, an amortization of deferred debt issuance costs of $0.1 million, a non-cash expense for impairment of in-process research and development (IPR&D) of $1.2 million, and a gain on the remeasurement of contingent consideration liability of $1.0 million. Changes in operating assets and liabilities were composed of decreases of $0.5 million in prepaid expenses and other current assets, $3.9 million in contract liabilities related to the Regeneron Agreement, $1.1 million in operating lease liabilities, and $1.2 million in accrued and other current liabilities. These decreases were partially offset by increases of $3.1 million in accounts payable and $0.1 million in other non-current liabilities related to security deposit held for the sublease of the Boston lease. The changes in prepaid expenses and other current assets, accounts payable, and accrued and other liabilities resulted from the timing of payments to our service providers.

Net cash used in operating activities was $28.2 million for the nine months ended September 30, 2020. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $27.7 million, adjusted for an increase in prepaid expenses and other current assets of $5.0 million a decrease in contract liabilities of $2.5 million, and an increase in other non-current assets of $1.6 million partially offset by non-cash charges for depreciation expense of $0.9 million, and stock-based compensation expense of $3.6 million, an increase in accounts payable of $1.4 million and an increase in accrued and other current liabilities of $1.7 million. The increase in prepaid expenses and other current assets resulted from the prepayment for director and officer liability insurance after the close of the Merger, timing of payments to our CROs and CMOs and an increase in federal tax receivable. Increases in accounts payable and accrued and other liabilities resulted from the timing of payments to our service providers.

Cash Flows Used in Investing Activities

Net cash provided by investing activities was $0.3 million for the nine months ended September 30, 2021, which consisted of proceeds from sales and maturities of marketable debt securities of $10.3 million, partially offset by purchases of property and equipment of $10.0 million related to the construction of our new building in Redwood City, CA.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $145.2 million for the nine months ended September 30, 2021, was related to net cash proceeds received from our public offering in February 2021 of $143.8 million, cash proceeds of $1.6 million from exercise of stock options and deferred debt issuance costs of $0.2 million.

Net cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2020, due to cash proceeds of $0.2 million from exercise of stock options partly offset by payment of debt issuance costs of $0.2 million.

Contractual Obligations and Other Commitments

We currently lease an office space in Boston, MA under a non-cancellable operating lease (the Boston Lease), with an expiration date of July 31, 2026. The Boston lease was amended on April 1, 2019, to relocate into a premises in the same building with additional space. The initial annual base rent for this lease was $0.6 million and increases 2% annually. On July 19, 2021, we subleased the office space in Boston, MA. The term of the sublease started on September 1, 2021 and will end on July 30, 2026. The aggregate base rent due to us under the Sublease Agreement is approximately $3.5 million. Pursuant to the Sublease Agreement, we agreed to transfer certain furniture located in the subleased premises to the sublessee for $1.00. We remain liable for the lease payments under the Boston Lease.

We also have an office facility in Menlo Park, CA under a non-cancellable operating lease (the Menlo Park Lease), with an expiration date of March 31, 2022 (subject to any optional extension). This lease was amended on June 25, 2021 to extend the term of lease from March 31, 2022 to June 30, 2022 and replace the previously leased premises (known as 173 and 175-177 Jefferson Drive) with a nearby premises (known as 235 Constitution Drive). The lease commenced on July 15, 2021 and expires on June 30, 2022. In connection with these changes, we incur monthly rent payments ranging from $87,286 to $89,904, increasing over the remaining term of the lease. This lease was amended on September 30, 2019 to include additional office space, with an expiration date of March 31, 2022 (subject to any optional extension). The initial annual base rent for the Menlo Park Lease is an aggregate of $1.0 million, and such amount will increase 3% annually. On October 28, 2018, we executed an additional non-cancelable lease agreement for a new office and laboratory facility in Redwood City,

CA (the Redwood City Lease), with an expiration date of February 28, 2030. The initial annual base rent for the Redwood City Lease is an aggregate of $1.3 million, and such amount will increase 3% annually.

On July 30, 2021, we entered a short-term lease agreement with the Boston Properties, Inc. for a temporary office space located at 200 Clarendon Street, Boston, MA. The initial lease term commenced on July 30, 2021 and expires on November 30, 2021. In October 2021, we extended the lease term to March 31, 2022. The base rent is approximately $9,000 per month.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents of $192.2 million, consisting of interest-bearing money market funds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

During the preparation of our consolidated financial statements as of and for the year ended December 31, 2020 and the quarter ended September 30, 2021, we identified material weaknesses in our internal control over financial reporting. A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Under standards established by the Public Company Accounting Oversight Board (PCAOB), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audit of our financial statements as of and for the quarters ended September 30, 2021, and 2020, we identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows:

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

Our management, including our CEO and our CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described above and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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

Our management, under the supervision of our CEO and CFO has undertaken a plan to remediate the material weaknesses identified above. The remediation efforts and progress summarized below are intended to address and remediate the identified material weaknesses:

•
In the first quarter of 2021, we engaged a permanent Vice President, Corporate Controller, and a Senior Manager of Finance, together with third-party consultants, to improve and oversee all aspects of accounting operations, financial reporting, and Sarbanes-Oxley (SOX) compliance;
•
We also successfully implemented a new Enterprise Resource Planning (ERP) system, Microsoft 365 Business Central, in January 2021, replacing Quickbooks and providing efficiency and financial controls. We provided appropriate training to all key accounting personnel who are responsible for posting and reviewing journal entries; and
•
In the first quarter of 2021, we reevaluated our existing internal controls and, in the second quarter, we implemented additional controls to enhance our internal control environment. Since the third quarter of 2021, we have been performing internal control testing to ensure these controls are operating effectively as designed and implemented.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, we have requested that our employees work remotely, as appropriate. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Industry

Risks Related to Operating History

We have a limited operating history and face significant challenges and expense as we build our capabilities.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We began operation in November 2014. We have a limited operating history upon which someone can evaluate our business and prospects and is subject to the risks inherent in any early stage company, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. We currently do not have complete in-house resources to enable our gamma delta T cell platform. As we build our own capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Our product candidates including ADI-001 and ADI-002, have not yet been evaluated in clinical trials. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. For the quarters ended September 30, 2021 and 2020, we reported net losses of $14.0 million and $14.8 million, respectively. As of September 30, 2021, we had an accumulated deficit of $152.5 million.

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
•
achieving a side effect profile, including graft-versus-host disease (GvHD), from our product candidates that makes them commercially attractive for further development;
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

We have concentrated our research and development efforts on our allogeneic gamma delta T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and product candidates and there can be no assurance that any development problems we have experienced or may experience in the future will not cause significant delays or result in unforeseen issues or unanticipated costs, or that any such development problems or issues can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our future clinical studies or commercializing our products on a timely or profitable basis, if at all. In addition, our expectations with regard to the advantages of an allogenic gamma delta T cell therapy platform relative to other therapies may not materialize or materialize to the degree we anticipate. Further, our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.

In addition, the clinical study requirements of the FDA, European Medicines Agency (EMA), and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR-T therapies, such as Kymriah® and Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our products candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates.

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

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA. Additionally, we plan to submit an IND for our product candidate ADI-002 in the second quarter of 2022 and, subject to the FDA’s regulatory process for review of INDs, initiate Phase 1 clinical trials of ADI-002 in the second half of 2022. However, our timing of filing on ADI-002 is dependent on further preclinical and manufacturing success, which we work on with various third parties. We cannot be sure that we will be able to submit our IND in a timely manner, if at all, or that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate a clinical trial on ADI-001 or ADI-002 on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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
•
transfer of manufacturing processes to any new contract manufacturing organization (CMO) or our own manufacturing facilities or any other development or commercialization partner for the manufacture of product candidates;
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

Moreover, because our product candidates represent unproven methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation or autologous CAR-T cell therapies, rather than enroll patients in our clinical trial. Patients eligible for allogeneic CAR-T cell therapies but ineligible for autologous CAR-T cell therapies due to aggressive cancer and inability to wait for autologous CAR-T cell therapies may be at greater risk for complications and death from therapy.

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

Risks Related to Manufacturing of Product Candidates

We do not currently operate our own manufacturing facility and currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including ADI-001 and ADI-002. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical development. We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or through our CMOs, including timely supply of product to satisfy demands to support clinical trials for any of our product candidates. Very few companies have experience in manufacturing gamma delta T cell therapy derived from blood of healthy donors and gamma delta T cells require several complex manufacturing steps before being available as a mass-produced, off-the-shelf product. While we believe our manufacturing and processing approaches are appropriate to support our clinical product development, we have limited experience in managing the allogeneic gamma delta T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by or on our behalf will result in T cells that will be safe and effective.

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

Our product candidates and any products that we may develop may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

To induce valuable employees to remain at the company, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options that vest over time may be significantly affected by fluctuations in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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
•
the federal Health Insurance Portability and Accountability Act (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services’ Center for Medicare and Medicare Services (CMS) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts; and
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

We are subject to federal and state data privacy and security laws and regulations and Laws and expectations relating to privacy continue to evolve. Changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, the California Consumer Privacy Act requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Any of the foregoing may have a material adverse effect on our ability to provide services to patients and, in turn, our results of operations

The collection and use of personal data in the European Union (EU) are governed by the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the U.S. and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

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

Our current Loan and Security Agreement with Pacific Western Bank, as amended on October 21, 2021 (the Loan Agreement), sets the interest rate of the term loans under the Loan Agreement at the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%. The Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, we granted a security interest in substantially all of our assets, other than certain intellectual property assets, to Pacific Western Bank and issued a warrant to purchase our capital stock. Our failure to comply with the covenants in the Loan Agreement, the occurrence of a material impairment in our prospect of repayment operations, business or financial condition, our ability to repay the loan, or in the value, perfection or priority of Pacific Western Bank’s lien on our assets, as determined by Pacific Western Bank, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent of Pacific Western Bank, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. The foregoing prohibitions and constraints on our operations could result in our inability to: (a) acquire promising intellectual property or other assets on desired timelines or terms; (b) reduce costs by disposing of assets or business segments no longer deemed advantageous to retain; (c) stimulate further corporate growth or development through the assumption of additional debt; or (d) enter into other arrangements that necessitate the imposition of a lien on corporate assets. Moreover, if the conditions set forth in the consent provided by Pacific Western Bank are not satisfied, we would effectively need to terminate the Loan Agreement and repay any outstanding loan funds or refinance the facility with another lender. As of the date of this Quarterly Report on Form 10-Q, no amounts have been drawn under the Loan Agreement.

We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could harm our business and negatively impact the value of our common stock.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements as of and for the quarters ended September 30, 2021 and 2020, we identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows: (i) we did not design or maintain an effective control environment commensurate with our financial reporting requirements due to lack of a sufficient number of accounting professionals with the appropriate level of experience and training; (ii) we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, and monitoring controls maintained at the corporate level were not at a sufficient level of precision to provide for the appropriate level of oversight of activities related to our internal control over financial reporting; (iii) we did not design and maintain effective controls over segregation of duties with respect to the preparation and review of account reconciliations as well as creating and posting manual journal entries; and (iv) we did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions.

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

In addition to the Regeneron collaboration described above, for some of our programs, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for discovery, development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators because, for example, third parties also have rights to allogeneic T-cell technologies. For example, in April 2020, Johnson & Johnson entered into a collaboration agreement with Fate Therapeutics, a company that is also using allogeneic T-cell technologies, for up to four CAR Natural Killer (NK) and CAR-T cell therapies. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail discovery efforts or the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential manufacture or commercialization, or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected.

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

The exclusivity obligations under the Regeneron agreement have expired on July 29, 2021. Prior to this expiration date, our ability to advance any gamma delta immune cell therapeutics outside of the scope of the research plan agreed on with Regeneron was limited. The restrictions on internal development under the Regeneron agreement could lead to delays in our ability to discover and develop gamma delta immune cell therapeutics for targets not covered by the collaboration with Regeneron and loss of opportunities to obtain additional research funding and advance our own technologies separately from the Regeneron collaboration. If we are delayed in our ability to advance our technologies due to the Regeneron agreement, our business could be harmed.

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

We currently rely on third parties to manufacture our clinical product supplies for ADI-001 and ADI-002, and we may have to rely on third parties to produce and process our other product candidates, if approved.

We currently utilize, and expect to continue to utilize, third parties to manufacture our product candidates. If the field of cell therapy continues to expand, we may encounter increasing competition and costs for these materials and services. Demand for third-party manufacturing in cell therapy may grow at a faster rate than existing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of our product candidates at an acceptable cost or at all. We have also not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to achieve manufacturing and processing at a commercial scale and therefore may be unable to create an inventory of mass-produced, off-the-shelf product to satisfy demands for any of our product candidates.

We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.

In addition, we anticipate reliance on a limited number of third-party manufacturers may adversely affect our operations and exposes us to the following risks:

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

In addition, some raw materials utilized in the manufacture of our candidates are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Further, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. We may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business.

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

The Biologics Price Competition and Innovation Act (BPCIA) was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

Regenerative Medicine Advanced Therapy (RMAT) designation, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. In particular, in 2010 the Affordable Care Act (ACA) was enacted. The Affordable Care Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid drug rebate program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid drug rebate program, extended the Medicaid drug rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Additionally, the Affordable Care Act allowed states to implement expanded eligibility criteria for Medicaid programs, imposed a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program and implemented a new

Patient-Centered Outcomes Research Institute. We are still unsure of the full impact that the Affordable Care Act will have on our business.

There remain legal and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted. The Further Consolidated Appropriations Act (H.R. 1865) permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 (the BBA) among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the Affordable Care Act risk adjustment program payment parameters have been updated annually.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030, unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In addition, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs Health and Human Services (HHS) to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of these changes and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

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

10.1

Sublease Agreement, dated July 19, 2021, by and between Adicet Bio, Inc. and RFS Opco LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on July 23, 2021).

10.2

Fourth Amendment to Loan and Security Agreement, dated October 21, 2021, by and between Adicet Therapeutics, Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 25, 2021).

10.3

Affirmation and Amendment of Guaranty, dated October 21, 2021, by and between Adicet Bio, Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 25, 2021).

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

ADICET BIO, INC.

Date: November 10, 2021	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: November 10, 2021	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)