Form 10-K
period 2021-12-31
Adicet Bio, Inc.
filed 2022-03-15
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-38359

Adicet Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3305277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, Floor 6

Boston, MA 02116

(650) 503-9095

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

As of June 30, 2021, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $226.0 million based on a closing price of $10.29 per share as quoted by The Nasdaq Global Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2022 there were 39,877,109 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 annual meeting of shareholders, scheduled to be held on June 2, 2022, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Summary of the Material and Other Risks Associated with Our Business

•
We have a limited operating history and face significant challenges and expense as we build our capabilities.
•
Our business is highly dependent on the success of ADI-001. If we are unable to obtain approval for ADI-001 and effectively commercialize ADI-001 for the treatment of patients in our approved indications, our business would be significantly harmed.
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
•
We may not be able to file investigational new drug (IND) applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed. We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect.
•
The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
•
We do not currently operate our own manufacturing facility and currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including ADI-001. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•
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
•
If our collaboration agreement with Regeneron Pharmaceuticals, Inc. (Regeneron) is terminated, or if Regeneron materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed.
•
The U.S. Food and Drug Administration regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
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

i

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

Unless otherwise noted, all references to common stock share and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the conversion of shares in the Merger based on the Exchange Ratio and Reverse Stock Split. As used herein, the words “Adicet Bio,” “Adicet,” “the Company,” “we,” “us,” and “our” refer to, for periods following the Merger, Adicet Bio (formerly resTORbio, Inc.), together with its direct and indirect subsidiaries, and for periods prior to the Merger, Adicet Therapeutics, Inc. (formerly Adicet Bio, Inc.). In addition, the word “resTORbio” refers to the Company prior to the completion of the Merger, and we sometimes refer to Adicet Therapeutics, Inc. as “Former Adicet.”

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

These forward-looking statements include, among other things, statements about:

•
our ability to execute our clinical trials for ADI-001 in Non-Hodgkin’s lymphoma (NHL), including the ability to successfully complete our Phase 1 clinical trial and the period during which the results of the trial will become available;
•
the anticipated timing of our submission of Investigational New Drug (IND) applications or equivalent regulatory filings and initiation of future clinical trials, including the timing of the anticipated results;
•
the impact of the ongoing COVID-19 pandemic on our continuing operations, clinical development plans, including the timing of initiation and completion of studies or trials, financial forecasts and expectations, and other matters related to our business and operations;
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
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
the success of competing therapies that are or may become available;

•
developments relating to our competitors and our industry;
•
our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
•
our financial performance;
•
our expectations related to the use of cash, cash equivalents and marketable securities;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to maintain effective internal control over financial reporting;
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

Item 1. Business.

Overview

We are a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. We are advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CAR) and T cell receptor-like antibodies (TCRL), to enhance selective tumor targeting, facilitate innate and adaptive anti-tumor immune response, and improve persistence for durable activity in patients. Our approach to activate, engineer and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows us to generate new product candidates in a rapid and cost-efficient manner.

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is in an ongoing Phase 1 study for the treatment of Non-Hodgkin's Lymphoma (NHL). Our pipeline also includes ADI-002, an allogeneic gamma delta CAR-T cell therapy expressing a GPC3-targeted CAR and a cell intrinsic soluble form of interluiken-15 (IL-15), for the treatment of solid tumors. In addition, we are engaged in discovery and preclinical stage activities directed to expansion of our pipeline of product candidates for both hematological malignancies and solid tumors.

Our Approach

Our proprietary engineering and manufacturing process begins with isolating and expanding gamma delta T cells from the blood of unrelated donors, and results in the potential to treat up to 1,000 patients per batch depending on dosing and the CAR target. Gamma delta T cells have unique attributes that we believe make them especially well-suited to be used for cancer therapy. Approximately 95% of T cells in circulation are so-called alpha beta T cells, named after the proteins that make up the cells’ T cell receptor (TCR). The remaining T cells include a population that makes up between 1% and 5% of all T cells, the gamma delta T cells, along with a few other cell types. Distinct among immune cell populations, we believe gamma delta T cells may have the following combination of attributes:

•
Can be used in patient irrespective of the tissue-types of the patient i.e., a “universal” product;
•
Can be used “off-the-shelf” after being expanded from unrelated donors;
•
Are actively cytotoxic to tumor cells;
•
May functionally persist in patients for clinically meaningful periods or time;
•
Can replicate in an appropriate and measured way after manufacture and administration; Can have their reactivity to tumor cells enhanced further by the addition of a CAR;
•
Express both T cell and natural killer (NK) cell receptors, facilitating both adaptive and innate anti-tumor immune responses; and
•
Can be manufactured potentially in large numbers to facilitate the consistent treatment of many patients and avoids the cumbersome nature and expense of isolating cells from each patient.

By contrast, approved CAR-T cell therapies, as well as the majority of CAR-T cell therapies in clinical development, are based on a different population of T cells, known as alpha beta T cells, which have the ability to attack unrelated tissues if they are not immunologically matched to the patient. For this reason, the majority of alpha-beta-T-cell-derived CAR-T cell products are custom-generated from cells isolated from each patient, or require significant gene editing to manufacture if the T cells are derived from donors that are unrelated to the patient. Gamma delta T cells, by contrast, do not in principle require immunological matching and therefore cells isolated from unrelated donors can potentially be administered to any patient. This may enable cell therapy products based on gamma delta T cells to be manufactured in bulk and distributed as readily available off-the-shelf products. In animal models and early third-party clinical trials, gamma delta T cells do not expand in healthy tissues, indicating that they may be associated with a lower risk of life-threatening immune responses. In addition to their ability to circulate, gamma delta T cells have an inherent capacity to locate in tissues and recognize and attack cancerous cells.

In comparison to a number of NK cell therapies currently in development, CAR-modified gamma delta T cells functionally persist in non-clinical models for protracted periods of time and are designed to persist after single or repeat dosing of patients for clinically meaningful periods. Our manufacturing process results in highly homogeneous cell populations that we have observed to display potent anti-tumor activity in non-clinical models. Unlike most NK cells, that only exhibit characteristics on innate lymphocytes, gamma delta T cells display features of both innate and adaptive anti-tumor immunity and readily recognize and kill tumor cells with and without expression of CARs. Additionally, we believe that our short proprietary process to manufacturing CAR-modified gamma delta T cells without any “feeder” cell lines compares favorably to manufacturing alternatives used in expanded allogeneic NK cell-based therapies.

Our Pipeline

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is in an ongoing Phase 1 study for the treatment of NHL. On December 6, 2021, we reported positive interim clinical data from the initial dose escalation portion of this study that showed complete and near complete responses at low doses along with a generally favorable tolerability profile. We aim to provide a further clinical update for ADI-001 in the first half of 2022.

Our pipeline also includes three other product candidates in the discovery or preclinical phases for which we aim to file investigational new drug (IND) applications between 2023 and 2025.

As part of a collaboration with Regeneron Pharmaceuticals, Inc. (Regeneron) pursuant to an agreement signed in 2016, Regeneron has the option to obtain development and commercial rights for a certain number of product candidates, and we have an option to participate in the development and commercialization of these potential products or are entitled to royalty payments by Regeneron. Immunocellular therapy product candidates developed and commercialized by us under our agreement with Regeneron will be subject to payment of royalties to Regeneron. On January 28, 2022, Regeneron exercised its option to license exclusive rights to ADI-002. For additional information on our agreement with Regeneron, please see the section entitled “Business—Strategic Agreements” of this Annual Report on Form 10-K.

Figure 1. Company Pipeline

Our Strategy

Our objective is to be the leading biotechnology company developing CAR-modified gamma delta T cells for oncology. Key elements of our strategy include our plans to:

•
Continue to advance clinical development of ADI-001. ADI-001, our lead hematologic cancer product candidate, is currently in an ongoing Phase 1 study for the treatment of NHL. CD20 is a well validated target for immunotherapy for NHL. Our goal is to capitalize on our leadership in engineered allogeneic anti-CD20 gamma delta CAR T cell therapy and pursue a broad clinical development plan for multiple subtypes of NHL.

•
Continue to innovate and invest in the gamma delta T cell platform and pipeline. We expect to continue to develop product candidates in oncology based on the gamma delta T cell platform using either previously validated antigens or those that we identify and target using our TCRL technology. We may utilize additional genetic engineering, editing technologies or other technologies with the goal of further improving the activity and tolerability profile of our product candidates. A key strength of our gamma delta T cell therapy platform lies in our ability to target antigens of both known and unknown potential and devote our clinical development resources to those antigens that show the most promise in preclinical in vivo analyses and early human trials.
•
Exploit the potential for outpatient administration. While we expect that the initial subjects receiving our gamma delta T cell-based therapies in clinical studies will be hospitalized for a minimum of 24-hour observation after infusion, a favorable tolerability profile may allow administration of such investigational therapies in an outpatient setting. We believe this would represent a significant competitive advantage for our gamma delta T cell-based therapies as compared to existing approved CAR-T cell therapies.
•
Expand and protect our intellectual property. We will continue to aggressively protect the gamma delta T cell production methodology we have developed as well as specific product candidates based on proprietary antigen-binding domains. For more information on our intellectual property, see “Business— Our Intellectual Property” of this Annual Report on Form 10-K.

Background

Anticancer Immune Cell Therapy

In recent years, the field of immuno-oncology has advanced numerous therapies for the treatment of cancer. Immuno-oncology deploys the immune system to attack and, in some cases, to eliminate cancer. One of the key breakthroughs in immuno-oncology involved using T cells, a key element of the immune system, and turning them into even more potent, tumor-cell-specific killers. Researchers have achieved this improvement and targeting by loading the T cells with a gene encoding a CAR. These engineered receptors represent a powerful combination of, first, a region that binds to a target on a cancer cell and tethers the T cell to it; and second, a signal that activates the T cell to eliminate the tethered cancer cell. To our knowledge, all marketed CAR-T cells contain predominantly alpha beta T cells. While we believe the use of CAR-T cell therapies is promising, conventional CAR-T cell therapies also have some key flaws that, we believe, can potentially be addressed by using a cell population, specifically, gamma delta T cells rather than alpha beta T cells.

As of December 31, 2021, four CD19-targeting CAR-T cell therapies have been approved by the FDA for the treatment of B cell lymphomas: axicabtagene ciloleucel (Yescarta®) and brexucabtagene autoleucel (Tecartus™) developed by Kite Pharma, now Gilead Sciences, Inc. (Gilead); tisagenlecleucel (Kymriah®), developed by Novartis; and lisocabtagene maraleucel (Breyanzi®) developed by Juno Therapeutics, Inc. (now Bristol Myers Squibb Company). Among the 111 patients with diffuse large B cell lymphoma, (DLBCL), treated with Yescarta® in a clinical trial, an objective response rate of 82% was observed with 54% of patients achieving a complete response. This high efficacy, however, is associated with significant adverse events, with 13% of patients experiencing grade 3 or higher cytokine release syndrome and 28% of patients experiencing grade 3 or higher neurologic events. In the Yescarta® DLBCL clinical trial, three patients died due to adverse events during treatment and ten patients who were enrolled in the trial were not able to be treated due to disease progression or complications that arose during the period of time required to generate the patient-specific therapy or because of the inability to generate the desired CAR-T cells from the patient’s cells. We believe that, despite their progress to date, currently available CAR-T cell therapies have not reached their full promise, and our gamma delta CAR-T cell approach has the potential to be a significant improvement.

The current generation of approved CAR-T cell therapies for B cell lymphomas represented by Yescarta®, Tecartus™, Breyanzi®, and Kymriah® are autologous cell therapies, that is, they are based on immune cells isolated from a patient, modified and expanded in a laboratory and then reintroduced into the same patient. One key reason for taking this autologous approach is that the cytotoxic, or, cell-killing, cells are predominantly alpha beta T cells that are used to generate these therapies and are cells that the immune system uses to recognize and attack foreign cells. If these types of T cells were to be introduced into a patient from an unrelated donor, the donor T cells would attack healthy tissues throughout the patient in a process known as graft versus host disease (GvHD) potentially causing multiple organ failure and death.

The T cells used for first-generation CAR-T cell therapies were derived from a highly abundant subclass of T cells known as alpha beta T cells. Alpha beta T cells, which comprise approximately 95% of the T cells in circulation in the body, are able to distinguish whether cells that they encounter are either normal cells that belong in the body or foreign or damaged cells that need to be destroyed. Alpha beta T cells have a receptor on their surface called a TCR which is made up of alpha and beta protein chains. These TCRs recognize targets, also known as antigens, on cells that are presented by antigen-presenting molecules encoded by the major histocompatibility complex (MHC). The MHC contains genes that encode a number of proteins with multiple variants, such that most individuals have a distinct MHC profile. During normal T cell development, those T cells that recognize the combination of the specific MHC profile and antigens that are presented by healthy cells of the specific individual are eliminated, resulting in a population of T cells that circulate throughout the body, vigilantly checking for abnormal antigens or foreign cells, including from another individual.

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

CAR-T cell therapies are a variant of this adoptive cell therapy in which, instead of trying to activate T cells based on the ability of naturally occurring TCRs to recognize tumor antigens, a CAR designed to recognize a specific tumor antigen is genetically introduced into T cells. These CAR-T cells are then able to destroy any cells expressing the appropriate antigen completely independent of MHC. However, without further genetic engineering, CAR-T cells derived from alpha beta T cells still have endogenous TCRs which restrict their use to the original patient.

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

Figure 2. Analysis of the immune cell composition of tumor samples that gamma delta T cells were highly predictive of overall survival. Adapted from Gentles et al., Nat Med. 2015; 21(8).

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

Figure 3. HSCT patients who develop high levels of gamma delta T cells have improved survival. Adapted from Godder et al., Bone Marrow Transplantation 2007; 39.

The correlation between high levels of gamma delta T cells and disease-free survival extends to patients with solid tumors. In a study published by Meraviglia et al in 2017 in the journal OncoImmunology, across a cohort of 557 patients with colorectal cancer, those with high gamma delta T cell levels had a five-year disease-free survival rate of over 80%, and revealed that disease-free survival probability was significantly higher in CRC patients with high number of tumor infiltrating gamma delta T cells.

Figure 4. High levels of gamma delta T cells are correlated with increased disease-free survival in colorectal cancer patients. Adapted from Meraviglia et al., Oncoimmunology 2017; 6 (10).

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

Advantages of gamma delta T cell-based therapies

Immunotherapies developed using gamma delta T cells have a number of advantages over other therapies developed using other cell types, including the following:

•
Lack of GvHD. A body of published evidence, mainly in the field of HSCT, supports the safety profile of transfer of allogeneic gamma delta T cells to patient recipients from unrelated donors. HSCT procedures containing significant numbers of gamma delta T cells were able to proceed with no signs of acute or chronic GvHD. In many cases, the presence of gamma delta T cells in the HSCT products correlated with improved clinical outcomes, indicating the antitumor potential of gamma delta T cells. Additionally, a study performed by Martin Wilhelm and colleagues in 2014 indicated that gamma delta T cells from haploidentical donors could be successfully expanded and infused in large numbers (2.17x106 cells / kg (range, 0.9-3.84)), followed by further expansion (mean, 68-fold) in the patients without any observed GvHD.
•
MHC-independent tumor antigen recognition. Gamma delta TCR can recognize tumor associated antigens in a MHC-independent manner, facilitating the use of products derived from donors who are unrelated to patients which may avoid the need to match the human leukocyte antigen (HLA)-type of the donor to the patient.
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
•
Potential for superior cytotoxic activity. T cells from some cancer patients, for example those with chronic lymphocytic leukemia, often display an exhausted, or otherwise dysfunctional, phenotype and CAR-T cell products from these cells may perform poorly. Our allogenic cell therapy is manufactured from unrelated donors whose T cells have been proven to generate highly active CAR-T cell product.
•
Potential for re-dosing. Along with increased availability of material due to the ability to utilize off-the-shelf donor-derived starting material from unrelated donors compared to conventional CAR-T cell therapies, the lack of MHC-dependent GvHD also opens up the possibility of being able to re-dose patients to achieve further clinical activity if they do not obtain an adequate clinical response from initial treatment or if they relapse. A number of studies with other CAR-T cell therapies have linked the development of cytokine release syndrome with high numbers of circulating CAR T cells following rapid alpha beta T cell proliferation. Having the option to retreat patients with gamma delta T cells provides the option of starting with a low dose and re-dosing if required.

Our CAR gamma delta T cell technology

Human gamma delta T cells can be divided into three main subsets based on their TCR delta chain usage: Vδ1, Vδ2 and Vδ3. The most abundant subset of gamma delta T cells in the circulatory system, the Vδ2 cells, is also the most well-studied. However, it is the Vδ1 subset which primarily resides in tissues and presents a favorable cytotoxic anti-tumor profile that we are activating and manufacturing using our proprietary platform technology.

Vδ1 gamma delta T cells

Vδ1 cells have properties of both the innate and adaptive immune system, meaning that they can be activated by tumor-specific antigens as well as by general activators common to damaged or otherwise abnormal cells. Similar to other T cells, they express TCRs, but also express cytotoxicity receptors that are found on innate immune cells such as NK cells. These gamma delta T cells can induce tumor cell death through multiple mechanisms including the secretion of cytotoxic proteins such as granzymes and perforin as well as through the secretion of cytokines such as interferon gamma (IFNγ), and tumor necrosis factor alpha (TNFα).

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

Anticipated advantages of Vδ1 gamma delta T cells over NK cell based therapies

An alternate approach to the development of allogeneic CAR T cells consists of engineered NK cell-based therapy. While both gamma delta T cell and NK cell therapy generally are not expected to cause GvHD, NK cells express a broad repertoire of both inhibitory and activating receptors and have more limited tumor induced secretion of multiple cytokines. We believe that the gamma delta T cell technology we are developing has several advantages over this approach. Unlike engineered NK cells, Vδ1 gamma delta T cells have the following advantages:

•
The presence of gamma delta cells in tumors is strongly correlated with positive clinical outcomes;
•
Can display tumor-induced secretion of multiple cytokines including expressing high levels of interferon-gamma;
•
Can be produced as highly homogeneous cell populations that display potent non-clinical anti-tumor activity;
•
Express activating receptors more predominantly; and
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

Anticipated advantages of Vδ1 gamma delta T cells over other approaches to generate allogeneic CAR-T cells

An alternative approach to the development of allogeneic gamma delta CAR T cells consists of introducing genetic modifications that disable the TCR in alpha beta T cells derived from donors that are unrelated to the patient. This process prevents these cells from attacking the patient’s healthy cells. We believe that the unrelated donor-derived gamma delta T cell technology, which lacks the ability to attack healthy cells from unrelated individuals, has a number of advantages over this approach. In an allogeneic paradigm, unlike alpha beta T cells, Vδ1 gamma delta T cells have the following advantages:

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

Anticipated advantages of Vδ1 gamma delta T cells over bispecific antibody T cell recruitment for tumor immunotherapy

An alternative approach to the development of allogeneic CAR T cells consists of bispecific antibodies that are designed to crosslink T cells to specific targets on the tumor. This approach generally requires healthy and functional T cells able to attack the tumor when guided to the tumor expressing the target antigen. We believe that the unrelated donor-derived gamma delta T cell technology has a number of potential advantages over this approach. Unlike bispecific antibodies, Vδ1 gamma delta T cells have the following advantages:

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

Our key anticipated differentiation from gamma delta T cell competitors

We believe that the gamma delta T cell technology that we are developing has a number of potential advantages over the technology of gamma delta T cell competitor companies, including the following:

•
Robust and practical proprietary antibody-based manufacturing method for gamma delta T cells
•
Large-scale expansion of blood-derived gamma delta T cells
•
Ability to selectively expand multiple gamma delta T cell subpopulations including highly potent Vδ1 cells
•
No potentially pro-tumorigenic Th17-type responses in our Vδ1 subpopulation

•
In-house CAR target identification and verification process
•
Ability to effectively target tumor-specific intracellular protein-derived peptides using proprietary TCRL antibodies

We believe these advantages position our gamma delta T cell based therapies to become an attractive approach to the technologies used by other gamma delta T cell competitor companies.

Production of gamma delta T cells

To produce gamma delta T cell-based product candidates, we isolate peripheral blood mononuclear cells, from unrelated donors that meet all the safety criteria for human cells, tissues, and cellular and tissue-based products (HCT/P), criteria for donors as outlined by the FDA in Title 21 of the Code of Federal Regulations (CFR), Part 1271. We then activate Vδ1 gamma delta T cells using a proprietary agonistic antibody and cytokines and expands these cells before introduction of replication-incompetent retroviral vectors containing the coding sequence for CAR constructs. These CAR-modified cells are further expanded, routinely greater than 6,000-fold at clinical scale, resulting in cell cultures that primarily consist of the desired gamma delta T cells. To reduce the chance of a patient developing GvHD, the remaining alpha beta T cells are then depleted using alpha-beta-specific, antibody-based techniques. The resulting gamma delta T cells are then formulated in an infusible solution to form the final drug product, which is filled into vials and then frozen to enable delivery of a post-thaw cell dose from each vial of CAR-T cells.

Figure 5. Production process for our CAR gamma delta T cell products.

Figure 6. Fold expansion of gamma delta T cells.

We believe that our manufacturing process, including the generation of the antibodies and retroviral vectors, meets current Good Manufacturing Practices (cGMPs). We expect to be able to produce tens to hundreds of doses from a single donor, greatly increasing the efficiency of manufacturing compared to autologous alpha beta T cell therapies. We have chosen to partner with a number of contract manufacturing organizations (CMOs) in the United States and Europe to access specific capabilities to ensure that the manufacturing process is highly scalable, and fully cGMP-compliant. We believe this process has the potential to treat up to 1,000 patients per batch.

ADI-001, an anti-CD20 CAR gamma delta T cell therapy targeting NHL

B cell NHL overview

NHL is the most common cancer of the lymphatic system. An estimated 77,240 new cases are expected to be diagnosed in the United States in 2020, according to the web site of the U.S. National Institutes of Health (NIH). According to the cancer.net web site maintained by the American Society for Clinical Oncology (ASCO), approximately 90% of NHL patients in western countries have B cell lymphomas of various types and DLBCL is the most common and aggressive type of NHL, accounting for 30% of NHL. The second most common type is follicular lymphoma (FL), which occurs in 20% of NHL patients. Mantle cell lymphoma (MCL), is diagnosed in 5% to 7% of NHL cases.

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

Our solution, ADI-001

ADI-001 is a gamma delta T cell product candidate that targets malignant B-cells via an anti-CD20 CAR and via the gamma delta T cell endogenous receptors, which we are developing as an allogeneic immunocellular therapy for the treatment of B-cell NHL. ADI-001 is created from Vδ1 gamma delta T cells isolated from unrelated donors. It is manufactured in bulk under cGMP-compliant conditions and is intended to be supplied as an immediately available off-the-shelf anti-CD20 CAR-T cell therapy.

ADI-001 contains an anti-CD20 CAR that has a proprietary antigen-binding domain that recognizes a region of CD20 distinct from that recognized by rituximab. Similar to other CAR-Ts cells including the one used to create Kymriah®, our CAR-T cells contain the clinically validated costimulatory domain from 4-1BB and the CD3ζ.

Clinical data

In October 2020, the FDA cleared our IND application for ADI-001 for the treatment of NHL. The active IND enabled us to initiate the first-in-human clinical trial to assess safety and efficacy of ADI-001 in NHL patients in the first quarter of 2021. The Phase 1 study for ADI-001 will enroll up to 80 late-stage NHL patients at a number of cancer centers across the United States The study includes a dose finding portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. Included in this trial will be previously treated patients who were not able to receive approved autologous CAR-T cell therapies due to medical, technical, logistical, or financial reasons, as well as patients who relapsed after receiving autologous CAR-T cell therapies.

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

(*) Dose escalation study

Figure 7. Phase 1 ADI-001 study patient flow.

Phase 1 Interim Clinical Data

On December 6, 2021, we reported positive interim clinical data from the initial dose escalation portion of the Phase 1 study evaluating the safety and tolerability of ADI-001 in NHL that showed complete and near complete responses at low doses along with a generally favorable tolerability profile. We have since completed dosing of subjects in the second lowest dose level of our Phase 1 study and we are currently enrolling subjects in dose level three. We aim to provide a clinical update for ADI-001 in the first half of 2022.

As of the November 22, 2021 data cutoff, six patients had been enrolled and received ADI-001. The first two patients enrolled in the lowest dose level tested did not reach the day 28 assessment and were not evaluable for efficacy per protocol. Three of the four evaluable patients achieved responses, including two complete responses (CR) and one partial response (PR) that investigators characterized as near complete response. Patients were heavily pre-treated, with a median of five lines of prior systemic therapy, including a patient who had received prior autologous CD19 CAR T, and achieved complete response following a single infusion of ADI-001 administered at the lowest dose level.

Of the four efficacy evaluable patients, three received ADI-001 at dose level one (30 million CAR+ cells) and one received ADI-001 at dose level two (100 million CAR+ cells). In dose level one, one patient achieved a CR, one patient achieved a PR that was characterized as near CR and one patient had progressive disease (PD). In dose level two, the first patient achieved a CR.

All evaluable patients had been heavily pre-treated with a median of five lines of prior systemic therapies. Of the three patients who achieved PR or better under Lugano 2014 criteria (ORR=75%, CR=50%), one had FL transformed into a large B-cell tumor with four prior lines of therapy, one had DLBCL with five prior lines of therapy including two cycles of anti-CD19 CAR T cell therapy, and the third had MCL with five prior lines of therapy. These patients achieved two CRs and a near CR.

Overall, ADI-001 infusions were generally well-tolerated. No dose-limiting toxicities GvHD, Immune Effector Cell-Associated Neurotoxicity Syndrome (ICANS), Grade 3 or higher Cytokine Release Syndrome (CRS) have been reported to-date, suggesting a potentially wide therapeutic window for ADI-001.

A significant increase in circulating IL-15 was observed during the 28-day window following lymphodepletion, potentially providing cytokine support for the proliferation of ADI-001. Emergence of circulating ADI-001 in the blood was observed by quantitative polymerase chain reaction and by flow cytometry, demonstrating expansion of ADI-001 in patients. Elevations in additional circulating cytokines, primarily IL-2 and IL-8 were observed during the first 14 days from dosing, consistent with the activation profile of ADI-001 and similar to the observed time-to-peak for cytokines previously reported in association with autologous alpha-beta CAR T cells. Importantly, no meaningful increases in IL-6 were seen in association with ADI-001, except for one patient who experienced COVID-19 infection, suggesting reduced likelihood for ICANS and high-grade CRS.

Table 1: Summary of ADI-001 interim data from two dosing cohorts*:

Dose Level	Age/Sex	B-cell lymphoma subtypes	# Prior lines of therapies	Prior CAR T?	Best Response (BOR) by Lugano Criteria (2014)
30 million CAR+ cells	62/F	Transformed DLBCL (from chronic lymphocytic leukemia)	5 prior lines	No	PD
	66/F	Transformed high grade B cell tumor (from FL)	4 prior lines	No	PR (Near CR)
	75/M	DLBCL	5 prior lines	Yes (liso-cel)	CR
100 million CAR+ cells	62/M	MCL	5 prior lines	No	CR

*Efficacy evaluable patients as of November 22, 2021 database entry. Data are subject to further review and verification.

Preclinical data

All preclinical experiments were conducted using anti-CD20 CAR-modified gamma delta T cells, a research version of ADI-001. We evaluated the in vitro potency of our anti-CD20 CAR gamma delta T cells using human-derived laboratory cell lines, known as Raji and Daudi human Burkitt’s lymphoma cell lines, which are known to express high levels of CD20. Mixing the tumor cells with the anti-CD20 CAR gamma delta T cells resulted in apoptosis, or cell death, of the tumor cells after four hours. Increasing the ratio of the number of anti-CD20 CAR gamma delta T cells to tumor cells resulted in a higher percentage of dying tumor cells. Similar potency in the killing of target cells by anti CD20 CAR gamma delta T cells was observed in both Mino cells, a human MCL line that expresses high levels of CD20; and WILL-2 cells, cells derived from a rituximab-resistant patient with B cell lymphoma that expresses low levels of CD20. These results suggest that anti-CD20 CAR gamma delta cells can be highly efficient at recognizing and eliminating tumor cells that express any level of CD20. In all cases, our gamma delta T cells that did not have anti-CD20 CAR expression also caused tumor cell death due to innate cytotoxic receptors.

Figure 8. Anti-CD20 CAR gamma delta T cells demonstrated potent cell killing activity across multiple human tumor cell lines.

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

Figure 9. Anti-CD20 CAR gamma delta T cells inhibited tumor growth in multiple animal models.

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

Figure 10. Gamma delta T cells retained their antitumor activity for at least 90 days in a Raji tumor model. Four of the six mice in the primary tumor challenge exhibited complete responses, and these four mice were given a second tumor challenge without additional gamma delta CAR T cells.

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

Figure 11. Proliferation of CAR gamma delta T cells was primarily localized in tumors, while the proliferation of CAR alpha beta T cells was observed in all tissues examined.

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

Figure 12. Anti-CD20 CAR gamma delta T cells do not induce GvHD, whereas treatment with anti-CD20 CAR alpha beta cells caused GvHD that led to increased mortality.

ADI-002, an anti-GPC3 CAR gamma delta T cell therapy for HCC

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

Patients diagnosed with HCC generally have a poor prognosis. The majority of patients are diagnosed with advanced disease and they have a five-year survival rate of approximately 11%, according to cancer.net, the web site of ASCO. Patients are initially treated with combinations of cytotoxic drugs or radiation. In some cases, they may also receive targeted therapies including kinase inhibitors such as lenvatinib, marketed as Lenvima® by Eisai; and sorafenib, marketed as Nexavar® by Bayer and subsequently cabozantinib, marketed as Cabometyx® by Exelixis. These therapies, however, have significant toxicities and limited clinical benefit with progression free survival of less than eight months. Checkpoint immunotherapies such as pembrolizumab and nivolumab have demonstrated some efficacy in HCC, although response rates are less than 20% according to the label for pembrolizumab, marketed by Merck as Keytruda®. The combination of both nivolumab and ipilimumab, despite increased toxicities, increased this response rate to 33%. We believe these results demonstrate that there is significant unmet need in HCC and that there is potential to treat HCC with immunotherapy.

GPC3, a tumor-associated antigen

GPC3 is a tumor-associated antigen that is expressed in many tumors but in almost no normal tissues other than embryonic liver and kidney or placenta.

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

Figure 13. Screening of a panel of over 4,000 tumor samples found that GPC3 is expressed in numerous cancers. Baumhoer et al., Am. J. Clin. Pathol. 2008;129.

In a trial conducted by David Ho at the University of Hong Kong and colleagues and published in the journal PLOS One in 2012, high levels of GPC3 are detected by immunohistochemistry in a large proportion of HCC tumor tissue samples, but no GPC3 can be detected in adjacent normal cells.

Figure 14. Immunohistochemistry detected strong signals of GPC3 in liver tumor tissue, but negative staining for GPC3 was detected in the adjacent non-tumorous tissue. Adapted from Ho et al., PLoS One. 2012;7(5).

Our solution, ADI-002

ADI-002 is an anti-GPC3 CAR gamma delta T cell product candidate that we are developing for the treatment of solid tumors. We believe that modification of Vγ1 gamma delta T cells, which have an inherent tumor homing ability, with a CAR that is specific for GPC3, may result in a therapeutic product able to have potent antitumor activity in patients suffering from multiple solid tumors. On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002 pursuant to our agreement signed in 2016. In conjunction with the exercise of its option, Regeneron paid us an exercise fee of $20.0 million. We elected not to exercise our option to co-fund the further development of ADI-002. Accordingly, Regeneron is responsible, at its sole cost, for all development, manufacturing and commercialization of ADI-002 and we are entitled to royalties of any future sales of such products by Regeneron. See the section titled “Business—Strategic Agreements” of this Annual Report on Form 10-K.

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

Figure 15. Expression of an anti-GPC3 CAR in gamma delta T cells led to potentiation of killing of HepG2 hepatocellular carcinoma cell line.

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

Figure 16. Dose-dependent inhibition of HepG2 tumor growth by anti-GPC3 gamma delta T cells

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

Intracellular proteins represent nearly half of the proteins found in human cells. These proteins provide an untapped reservoir of potential tumor-specific antigens that are inaccessible to traditional antibody-binding domains. Immune surveillance for these intracellular proteins is normally done by alpha beta T cells. These intracellular proteins are chopped up by a cell component known as the proteasome into short peptides between eight and ten amino acids long. These short peptides are then presented to the T cells by the MHC. TCRs on the T cells are then able to recognize the complex of the peptide and the MHC, triggering creation of T cell populations prepared to attack these specific sequences.

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

Figure 17. Schematic diagram of the interaction between our TCRL antibodies and tumor-specific peptides presented by the MHC.

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

Figure 18. Single amino acid changes to the targeted peptide reduced binding by at least 70 percent.

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

Figure 19. Anti-Tyr CAR gamma delta T cells showed potent antitumor activity in a WM266.4 melanoma model.

We have generated TCRLs against a number of solid tumor antigens which are being evaluating in animal models. We believe that the combination of our gamma delta and TCRL technology provides the basis for a new generation of CAR-T cell therapies that have the potential to transform the treatment of solid tumors.

Our Intellectual Property

Our gamma delta T cell-based product candidates and substantially all of our intellectual property have been developed by us, with certain antigen binding domains derived from our collaboration with Regeneron. Additional intellectual portfolio assets were acquired in 2016 via acquisition of Applied Immune Technologies Ltd. (AIT), which is now our wholly owned subsidiary, Adicet Bio Israel, Ltd. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially material to our business, including seeking, maintaining and defending our patent rights.

Our policy is to develop and maintain protection of our proprietary position by, among other methods, filing or in-licensing United States and foreign patents and applications related to our technology, inventions, and improvements that are material to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to develop and maintain our proprietary position.

Our patent portfolio includes protection for our lead product candidates, ADI-001 and ADI-002, as well as our other research-stage candidates. As of February 23, 2022, there are multiple patent families comprising three pending United States non-provisional applications and over 30 corresponding foreign patent applications pending in such jurisdictions as Australia, Canada, China, Europe, Japan, Russia, and South Africa with claims directed to reagents and related protocols for gamma delta T cell expansion and resulting compositions of matter encompassing both ADI-001 and ADI-002, which, if issued, are expected to expire between 2035 and 2038. The first U.S. non-provisional application in our original patent family recently granted as U.S. Patent No. 11,135,245, expiring on May 19, 2038, and the pending U.S. non-provisional application in our second patent family stands allowed. As of February 23, 2022, there are also two patent families comprising two U.S. non-provisional applications and over 25 corresponding foreign patent applications pending in such jurisdictions as Australia, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore and South Africa , with claims directed to CAR constructs and antigen binding domains relating to ADI-001 and ADI-002, as well as their methods of use for certain indications, preconditioning methods, and dosing regimens, where applications claiming the benefit of these PCT applications, if issued, would expire between 2038 and 2039. Additionally, we have one pending U.S. provisional application directed to certain methods of treatment using ADI-001, and another pending U.S. provisional application directed to certain proprietary antibodies to GPC3 and methods of use thereof. With respect to ADI-001, we have a collaboration with Regeneron which grants us access to certain proprietary antigen binding domains covered by Regeneron’s patent rights, including in particular the antigen binding domain incorporated into ADI-001.

Additionally, there are multiple granted patents and pending patent applications in the United States and internationally directed to our TCRL platform technology, with actual and, in the case of pending applications, anticipated expiration dates between 2021 and 2037. Although certain earlier patents relating to our TCRL platform technology will expire in 2021, other patents covering this technology remain in force, or are expected to issue from pending applications, including three pending patent families directed to certain carcinoma, melanoma and glioblastoma targets, are expected to expire between 2036 and 2037. As a result, we do not expect that the expiration of the earlier patents in our TCRL portfolio, individually or in the aggregate, will have a material adverse effect on our future operations or financial position.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the U.S., patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the U.S., the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension involves a complex calculation based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

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

Strategic Agreements

License and Collaboration Agreement with Regeneron

On July 29, 2016, our wholly owned subsidiary, Adicet Therapeutics, Inc. (Former Adicet), entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in Former Adicet's Series B preferred stock financing transaction in July 2019 (as amended, referred to as the Regeneron Agreement) when Former Adicet was an early-stage, privately held company.

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

Rights to Research Targets. Under the terms of the collaboration, the parties will conduct research on mutually agreed upon targets. Regeneron may obtain exclusive rights for the targets that it chooses in accordance with the target selection mechanism set forth in the Regeneron Agreement, and we similarly may obtain exclusive rights for targets it chooses in accordance with such target selection mechanism. We have the right to develop and commercialize ICPs to the first collaboration target to come out of the research program. On January 28, 2022, we received a payment of $20 million from Regeneron for exercise of its option to license exclusive rights to ADI-002 and Regeneron potentially has additional options to other ICP targets under the Regeneron Agreement. For those targets it does not have an option to license, Regeneron has a right of first negotiation for up to two targets. Regeneron has the right to terminate the research program in its entirety (a) for convenience on six months prior written notice given at any time after December 31, 2019, or (b) following a change of control (as defined in the Regeneron Agreement) of us. The parties mutually agreed to their first product declaration criteria for collaboration ICP, CD20, in 2018.

Rights to Adicet-Developed Targets. Regeneron has an exclusive license to use targeting moieties generated by us by its use of Regeneron’s proprietary mice to develop and commercialize non-ICPs.

Exclusivity. During the five-year target selection period that expired in July 2021, we were not permitted to directly or indirectly research, develop, manufacture or commercialize an ICP, or grant a license to do the foregoing, except pursuant to the Regeneron Agreement. For so long as either party is researching or developing an ICP to a target under the research program, neither party may research, develop, manufacture or commercialize any other ICP to such target, or grant a license to do the foregoing. And for so long as a party is researching, developing or commercializing an ICP to target that is licensed to it (and royalty bearing) under the agreement, neither party may research, develop, manufacture or commercialize any other ICP to such target, or grant a license to permit another party to do the foregoing. These exclusivity obligations are limited to engineered gamma delta immune cells to targets reasonably considered to have therapeutic relevance in oncology. The Regeneron Agreement includes certain exceptions to the exclusivity obligations of the parties, including with respect to targets that are rejected by one party in the target selection process, as well as protections in the event of a change of control of a party where the acquirer has a competing program.

Co-Funding and Profit Sharing. We have an option to co-fund specified portions of the future development costs for, and to co-promote, ICPs to a target for which Regeneron has exercised an option, and to participate in the profits for such target. We have the right to exercise this right in various geographic regions, including on a worldwide basis. In the event we exercise such right, the parties will share further development costs and profits proportionally to their co-funding percentages.

Financial Terms. We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of December 31, 2021. On January 28, 2022, we received payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002. Regeneron has additional options to other ICP targets under the Regeneron Agreement which may entitle us to exercise fees of up to an aggregate of $80.0 million. For each collaboration ICP, we have a specified period of time to elect to co-fund the future development costs and participate in any potential profits with Regeneron up to a specified co-funding percentage in various geographic regions. If we do not exercise our right to co-fund the development of such collaboration ICPs, Regeneron must also pay us high single digit royalties as a percentage of net sales for ICPs to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by us through the use of Regeneron’s proprietary mice. We elected not to exercise our option to co-fund the development of ADI-002. Additionally, under the Regeneron Agreement, we must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale.

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

License Agreement with TRDF

We and our wholly owned subsidiary, Adicet Bio Israel, Ltd. (formerly AIT), are parties to an Amended and Restated License Agreement dated May 21, 2014, as was amended in June 2015 and January 2016, with Technion Research and Development Foundation Ltd. (TRDF) the technology transfer subsidiary of Technion – Israel Institute of Technology (Technion). The license agreement provides us with an exclusive, royalty-bearing, worldwide license, with a right to grant sublicenses, to make use of certain TRDF patents and know-how relating to moieties that recognize and bind to TCRLs, along with certain improvements and research results developed at TRDF and relating to either the licensed patents and know-how of TCRL, in each case for the purposes of research, development, and commercialization of specified products. We further obtained joint ownership rights in improvements, developments, and inventions developed in the laboratory of a specified professor under certain conditions, including where we provided specified amounts of funding for research specific to TCRL compounds. TRDF also grants us an exclusive, worldwide, assignable, sublicensable license to TRDF’s rights in such jointly owned improvements, developments, and inventions. Technion further agrees not to enforce against us any TCRL-related technology owned by Technion but not licensed to us under the agreement, and to require its licensees to agree to the same. We are required to meet certain diligence obligations to preserve our exclusive licenses. Either Adicet or Technion may terminate the agreement or a specific license if the other party materially breaches its obligations under the agreement or with respect to a specific license granted under it and fails to cure that breach. We have the right to terminate the agreement at any time by providing notice to TRDF.

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

We manufacture cell-based immunotherapy products based on gamma delta T cells obtained from the blood of donors who are unrelated to the patients that will be treated. These products are classed as allogeneic cell therapy products. Donor-derived blood is fractionated and the fractions containing gamma delta T cells are frozen prior to use in future manufacturing campaigns. We believe that our freezing and storing of the donor blood products allows us to efficiently schedule subsequent manufacturing steps. After obtaining blood products from unrelated donors the manufacturing process begins with the activation of a subpopulation of gamma delta T cells using an antibody that is proprietary to us. This antibody, in combination with other factors including the cytokine, IL-2, induces gamma delta T cells to proliferate, whereupon we expose the cells to a viral vector that transfers a gene sequence encoding a CAR, or other gene sequences, to the proliferating cells. This step is referred to as the transduction step. Following the transduction step gamma delta T cells are induced to proliferate further with IL-2 before an enrichment step that increases the proportion of gamma delta T cells, removes unwanted residual alpha beta T cells and results in the CAR-modified gamma delta T cells drug product. CAR-modified gamma delta T cell products are then frozen in single-use vials for long-term storage at cryogenic temperatures. These storage conditions are designed to ensure stability of the cell-based drug products for protracted periods of time. The storage in singe use vials is designed to simplify the handling and treatment administration. Just prior to administration of treatment, the vials will be thawed and then the contents infused into the patient. We believe that the single manufacturing process we are developing will be able to be completed in approximately two weeks and will result in sufficient quantities of drug product to treat numerous patients.

To date, we currently rely, and expects to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop. We have chosen to partner with a number of CMOs in the United States and Europe to access specific capabilities to ensure that the manufacturing process is highly scalable, closed and fully cGMP compliant. This strategy allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. In addition to the quality management systems utilized by strategic manufacturing partners, we have established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.

For example, we currently engage a single US-based third-party manufacturer to provide the active pharmaceutical ingredient for ADI-001. We also utilize separate third party contractors to manufacture cGMP-compliant starting and critical materials that are used for the manufacturing of our product candidates, such as donor blood products, gamma delta T cell activating antibody and viral vectors that are used to deliver the applicable CAR gene into the T cells. We believe all materials and components utilized in the production of the cell line, viral vector and final gamma delta T cell product are available from qualified suppliers and suitable for pivotal process development in readiness for registration and commercialization. Going forward, we intend to continue to expand our manufacturing capability through agreements with leading cell therapy CMOs.

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

Novartis and Kite Pharma (now Gilead) were the first to achieve FDA approval for autologous T cell therapies. In August 2017, Novartis obtained FDA approval to commercialize Kymriah®, for the treatment of children and young adults with B-cell acute lymphoblastic leukemia (ALL) that is refractory or has relapsed at least twice. In May 2018, Kymriah® received FDA approval for adults with relapsed or refractory (R/R) large B-cell lymphoma. In October 2017, Kite Pharma obtained FDA approval to commercialize Yescarta®, the first CAR T cell product candidate for the treatment of adult patients with R/R large B-cell lymphoma. In July 2020, Gilead obtained FDA approval to commercialize Tecartus™, the first CAR T cell product candidate for the treatment of adult patients with R/R MCL. In February 2021, Bristol Myers Squibb obtained FDA approval to commercialize Breyanzi® for the treatment of adults with R/R large B-cell lymphoma.

Due to the promising therapeutic effect of T cell therapies in clinical trials, we anticipate increasing competition from existing and new companies developing these therapies, as well as in the development of allogeneic T cell therapies generally. Potential T cell therapy competitors include, but are not limited to:

•
Allogeneic T cell therapy competition: Atara Biotherapeutics, Inc., Allogene Therapeutics, Inc., Cellectis, S.A., Celyad S.A., CRISPR Therapeutics AG, Editas Medicine, Inc., Fate Therapeutics Inc., Gilead Sciences, Inc., Intellia Therapeutics, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Immatics Biotechnologies GmbH, GammaDelta Therapeutics Limited, TC BioPharm Limited, Incysus Therapeutics, Inc. and Gadeta BV.
•
Autologous T cell therapy competition: Adaptimmune Therapeutics PLC, Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Myers Squibb Company, Gilead Sciences, Inc., Johnson & Johnson, Iovance Biotherapeutics, Inc., Mustang Bio, Inc., Novartis International AG, TCR² Therapeutics Inc. and Tmunity Therapeutics, Inc.

Although we believe our development of proprietary processes for engineering and manufacturing gamma delta T cells expressing CARs is unique due to what we believe is the enormous potential of these cells, it is likely that additional competition may arise from existing companies currently focusing on development of alpha beta or gamma delta T cell therapies, or from new entrants in the field.

Competition may also arise from non-cell based immune oncology platforms. For instance, we may experience competition from companies, such as Amgen Inc., Bristol-Myers Squibb Company, F. Hoffmann-La Roche AG, Genmab A/S, GlaxoSmithKline plc, MacroGenics, Inc., Merus N.V., Regeneron Pharmaceuticals, Inc., and Xencor Inc., that are pursuing bispecific antibodies, which target both the cancer antigen and T cell receptor, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Additionally, companies, such as Amgen Inc., AbbVie, Daiichi Sankyo Company, Limited, GlaxoSmithKline plc, ImmunoGen, Inc., Immunomedics, Inc., and Seattle Genetics, Inc., are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

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

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell products will be regulated as biologics. With this classification, commercial production of our products will need to occur in registered facilities in compliance with cGMP for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a Biologics License Application (BLA) to the FDA for marketing authorization. Our products are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them. Generally, before a new drug or biologic can be marketed, considerable data demonstrating our quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

Government authorities in the United States (at the federal, state, and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Product Development Process

In the U.S., the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act (the FDCA), the Public Health Service Act (the PHSA), and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

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

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators at independent clinical sites/hospitals, physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board (IRB) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. A clinical trial outside the United States may also be conducted under the authorization of similar regulatory authorities of the country/region. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The biological product is typically introduced into healthy human subjects and tested for safety. However, in the case of some products for severe or life-threatening diseases, such as cancer or the hematological malignancies that we aspire to treat, initial human testing is routinely conducted directly in ill patients with the approval of relevant ethics committee(s) under the supervision of a licensed physician.
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

Further, as a result of the ongoing COVID-19 pandemic, the extent and length of which is uncertain, we will be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits and remote monitoring of patients and clinical sites. We will also need to ensure data from our clinical studies that may be disrupted as a result of the pandemic is collected pursuant to the study protocol and is consistent with GCPs, with any material protocol deviation reviewed and approved by the site IRB. Patients who may miss scheduled appointments, any interruption in study drug supply, or other consequence that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified. For example, on March 18, 2020, the FDA issued a guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. The FDA has continued to update and revise its guidance for ongoing clinical trials throughout the COVID-19 public health emergency.

United States Review and Approval Processes

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For cellular immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with current good tissues practices (cGTP), to the extent applicable. These are FDA regulations and guidance documents that in part govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

Pediatric Information

In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (PSP), within sixty (60) days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

FDA provides programs intended to facilitate and expedite development and review of new products that are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, priority review designation, accelerated approval, Regenerative Medicine Advanced Therapy (RMAT) designation, and breakthrough therapy designation.

The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product.

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

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our United States patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (CMS), other divisions of the United States Department of Health and Human Services (HHS) (e.g., the Office of Inspector General, the United States Department of Justice (DOJ), and individual United States Attorney offices within the DOJ, and state and local governments). For example, our business practices, including any of our research and future sales, marketing and scientific/educational grant programs may be required to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the patient data privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA), transparency requirements, and similar state, local and foreign laws, each as amended.

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

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act (ACA), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the ACA codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to, among others, a federal healthcare program that the person knows or should know is for a medical or other item or service that was not provided as claimed or is false or fraudulent.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the United States government. For example, pharmaceutical and other healthcare companies have been, and continue to be, investigated or prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

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

We may also be subject to federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs, as well as federal consumer protection and unfair competition laws, which broadly regulate marketplace activities that potentially harm consumers.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse midwives).

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the U.S., third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

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

There remain legal and political challenges to certain aspects of the ACA. On June 17, 2021, the Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted:

•
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional

Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The Foreign Corrupt Practices Act

The FCPA prohibits any United States individual or business from offering, paying, promising to pay, or authorizing payment of money or anything of value, to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to any foreign official, political party or candidate to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist the individual or business in obtaining or retaining business.

The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are owned and operated by the government, and doctors and other hospital employees are considered foreign officials for the purposes of the statute. Certain payments made in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-United States nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products.

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

Packaging and Distribution in the United States

If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the United States Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

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

Europe / Rest of World Government Regulation

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, or Regulation, which replaced the Clinical Trials Directive 2001/20/EC, or Directive, on January 31, 2022. The new Regulation overhauls the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which is directly applicable in all EU member states (meaning that no national implementing legislation in each EU member state is required), aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials.

To obtain regulatory approval of a medicinal product under EU regulatory systems, we must submit an MAA. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across all of the EU, and in the additional member states of the European Economic Area (Iceland, Liechtenstein and Norway). The scientific evaluation of MAAs for Advanced Therapy Medicinal Product, or ATMPS (which comprise gene therapy, somatic cell therapy and tissue engineered medicines) is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies, or CAT. The CAT prepares a draft opinion on the quality, safety and efficacy of the ATMP which is the subject of the MAA, which is sent for final approval to the Committee for Medicinal Products for Human Use, or CHMP. The CHMP recommendation is then sent to the European Commission, which adopts a decision binding in all EU Member States. The maximum timeframe for the evaluation of an MAA for an ATMP is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major public health interest, particularly from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Products with an orphan designation in the EU can receive ten years of market exclusivity, during which time “no similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either (i) the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or (ii) without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, orphan medicine marketing exclusivity may be revoked only in very select cases, such as if: (i) a second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder of the authorized orphan product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product.

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

In addition, further to the U.K.’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

U.S. Data Privacy Law

California recently enacted legislation, effective January 1, 2020, that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (CCPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. As our business progresses, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Human Capital

As of December 31, 2021, we had 86 full-time employees and 16 consultants. Of our full-time employees, 24 hold a Ph.D. and 4 hold a M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We offer attractive benefits, including competitive salaries, excellent health insurance, and a 401K match. We are committed to pay equity, regardless of gender, race/ethnicity, or sexual orientation and conduct comprehensive pay equity analyses on a semi-annual basis. In addition to providing strong benefits packages to employees, we believe in fostering individual and organizational effectiveness by offering our employees various professional development opportunities. We believe that investing in our employees’ career growth provides individuals and the organization with the knowledge and skills to respond effectively to current and future business demands and support to the organization’s development efforts. Our culture is one that actively supports the application of new knowledge and skills on the job. In 2022, we plan to continue add to our human capital resources as we grow. We are also monitoring the current landscape of wage inflation and labor shortages in connection with our employees' overall compensation.

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

We own or have rights to various trademarks, service marks and trade names that we use in connection with the operation of our business. This Annual Report on Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report on Form 10-K is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

Available Information

Our Internet address is www.adicetbio.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In evaluating the Company and our business, you should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” as well as our other filings with the Securities and Exchange Commission (SEC), before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment in our common stock. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements and Industry Data” in this Annual Report on Form 10-K.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including a follow-on public offering in December 2021 which raised net proceeds of approximately $94.2 million from the sale of our common stock. For the years ended December 31, 2021 and 2020, we reported net losses of $62.0 million and $36.7 million, respectively. As of December 31, 2021, we had an accumulated deficit of $168.3 million.

We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our gamma delta T cell platform, including ADI-001. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects and cause investors to lose all or part of their investments.

Our history of recurring losses and anticipated expenditures could raise substantial doubts about our ability to continue as a going concern.

In our financial statements for the period ending to December 31, 2020, we concluded that our recurring losses from operations and need for additional financing to fund future operations raised substantial doubt about our ability to continue as a going concern. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the period ended December 31, 2020 with respect to this uncertainty. As of December 31, 2021, we believe that with our existing cash and cash equivalents we are able to fund our expenses and capital expenditure requirements beyond twelve months from the issuance of these financial statements and into the second half of 2024. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our own future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Risks Related to Our Product Candidates

Our business is highly dependent on the success of ADI-001. If we are unable to obtain approval for ADI-001 and effectively commercialize ADI-001 for the treatment of patients in our approved indications, our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidate, ADI-001. ADI-001 is in the early stages of development with an ongoing Phase 1 study to assess the safety and efficacy of ADI-001 in Non-Hodgkin's Lymphoma (NHL) patients that commenced in March 2021.

Our preclinical or clinical results to date may not predict results for our planned or ongoing trials or any future studies of ADI-001 or any other allogeneic gamma delta T cell product candidate. Because of the lack of evaluation of allogeneic products and gamma delta T cell therapy products in the clinic to date, any such product’s failure, or the failure of other allogeneic T cell therapies or gamma delta T cell therapies, may significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies, which could have a material adverse effect on our reputation. If our gamma delta T cell therapy is viewed as less safe or effective than autologous therapies or other allogeneic T cell therapies, our ability to develop other allogeneic gamma delta T cell therapies may be significantly harmed.

All of our product candidates, including ADI-001 , will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because ADI-001 is our most advanced product candidate, and because our other product candidates are based on similar technology, if ADI-001 encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed, which could have a material adverse effect on our business, reputation and prospects.

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
•
obtaining regulatory approval, as the U.S. Food and Drug Administration (FDA) and other regulatory authorities have limited experience with development of allogeneic T cell therapies for cancer; and
•
establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

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

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR-T therapies and those under development have shown frequent rates of cytokine release syndrome and neurotoxicity, and adverse events have resulted in the death of patients. While we believe our gamma delta T cell approach may lessen such results, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur. In addition, while we anticipate our focus on gamma delta T cells may lessen the likelihood of GvHD relative to therapies relying on unrelated alpha beta T cells, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur.

If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. The data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Novel therapeutic candidates, such as those we are developing, may result in novel side effect profiles that may not be appropriately recognized or managed by the treating medical staff. We anticipate having to train medical personnel using our product candidates to understand the side effect profile of our product candidates for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in serious adverse events including patient deaths. Based on available preclinical data and on management’s clinical experience with other cell therapy agents, the safety profile of our pipeline product candidates is expected to include cytokine release syndrome, neurotoxicity, and possibly additional adverse events. Any of these occurrences may have a material adverse effect our business, financial condition and prospects.

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

We may not be able to file investigational new drug (IND) applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent Institutional Review Boards (IRBs) or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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
•
delays in obtaining required IRB approval at each clinical study site;
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

Our timing of filing on these product candidates is dependent on further preclinical and manufacturing success, which we work on with various third parties. We cannot be sure that we will be able to submit our INDs in a timely manner, if at all, or that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including, without limitation, the impact of the ongoing COVID-19 pandemic. The timely completion of clinical trials in accordance with the protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until the conclusion. The enrollment of patients depends on many factors, including:

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

We intend to conduct a number of clinical trials for product candidates in the fields of cancer in different geographies, all of which have been affected to varying extents by the ongoing COVID-19 pandemic. We believe that the coronavirus pandemic will have an impact on various aspects of our future clinical trials. For example, investigators may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the COVID-19 pandemic on our future various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the government regulators, or other reasons related to the COVID-19 pandemic. It is unknown how long these pauses or disruptions could continue.

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
•
potential liability under the Foreign Corrupt Practices Act or comparable foreign regulations;
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

The FDA often approves new therapies initially only for use in patients who are currently not adequately treated with currently approved therapies. We expect to initially seek approval of ADI-001 and our other product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy. There is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials, including potentially comparative trials against approved therapies. We are also targeting a similar patient population as autologous CAR-T product candidates, including approved autologous CAR-T products. Our therapies may not be as safe and effective as autologous CAR-T therapies and may only be approved for patients who are ineligible for autologous CAR-T therapy.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. Developing, obtaining regulatory approval and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that it will be able to successfully advance any of these additional product candidates through the development process.

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

Specifically, engineered T cells face significant competition in both the chimeric antigen receptor (CAR) and T cell receptor (TCR) technology space from multiple companies. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is affected by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

Risks Related to Manufacturing

We do not currently operate our own manufacturing facility and currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including ADI-001. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical development. We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or through our contract manufacturing organizations (CMOs), including timely supply of off-the-shelf product to satisfy demands to support clinical trials of any of our product candidates. Very few companies have experience in manufacturing gamma delta T cell therapy derived from blood of unrelated donors and gamma delta T cells require several complex manufacturing steps before being available as a mass-produced, off-the-shelf product. While we believe our manufacturing and processing approaches are appropriate to support our clinical product development, we have limited experience in managing the allogeneic gamma delta T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by or on our behalf will result in T cells that will be safe and effective.

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

We expect to spend a substantial amount of capital in the clinical development of our product candidates, including the ongoing Phase 1 clinical trial for ADI-001. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of December 31, 2021, we believe that with our cash and cash equivalents we are able to fund our expenses and capital expenditure requirements beyond twelve months from the issuance date of the accompanying consolidated financial statements. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Other than the funding agreement and our loan agreement with Pacific Western Bank, we have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization themselves. Additionally, we may not be able to incur indebtedness if the ongoing macroeconomic effects of the COVID-19 pandemic, including certain actions taken by U.S. or other governmental authorities, such as decreases in short-term interest rates as announced by the Federal Reserve, cause the closure of banks for an extended period of time or a sudden increase in requests for indebtedness at one time by many potential borrowers, either or both of which could overwhelm the banking industry. Furthermore, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our ability to obtain additional funding.

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

If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our License and Collaboration Agreement (the Regeneron Agreement) with Regeneron Pharmaceuticals, Inc. (Regeneron) requires significant research and development commitments that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction, which could have a material adverse effect on our business and results of operations.

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

Our ability to manufacture our product candidates could be disrupted if our operations or those of our suppliers are affected by a man-made or natural disaster, the severity and frequency of which may be amplified by global climate change, or other business interruptions. We have facilities located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

A pandemic, epidemic or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic, may materially and adversely affect our business and operations.

Our business, financial position, results of operations or cash flows may be affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused, and is likely to continue to cause, in the United States and international markets, including as a result of prolonged economic downturn or recession. Since January 2020, the COVID-19 pandemic has spread around the world. The continued spread of COVID-19, despite progress in vaccination efforts, has resulted in significant governmental measures being implemented to control the spread of COVID-19 and its variants, including quarantines, travel restrictions, social distancing and business shutdowns. Such measures have had, and are likely to continue to have, adverse impacts on the United States economy of uncertain severity and duration and may negatively impact our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and may further affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The ongoing COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our future clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency, and clinical trial sites may be less willing to enroll patients in clinical trials that may compromise a person’s immune system. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to ADI-001 or our other product candidates. Additionally, while the ultimate economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

The extent to which the ongoing COVID-19 pandemic may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the pandemic, including the continued emergence of new variants, developments or perceptions regarding the safety of vaccines, or any additional preventative and protective actions taken to contain the pandemic or treat its impact. We do not yet know the full extent of potential delays or impacts on our business, financing, or clinical trial activities or on healthcare systems or the global economy as a whole. However, any of the foregoing risks, or other unforeseen risks related to the COVID-19 pandemic, could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on which it relies.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Healthcare Regulation

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. See the section entitled “Business – Government Regulation and Product Approval - Other United States Healthcare Laws and Compliance Requirements” elsewhere in this Annual Report on Form 10-K.

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

We are subject to federal and state data privacy and security laws and regulations and Laws and expectations relating to privacy continue to evolve. Changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, the California Consumer Privacy Act requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. In addition, the CPRA as well as comprehensive privacy laws in Colorado and Virginia will become effective in 2023. Further, numerous other states have proposed similar privacy laws. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Any of the foregoing may have a material adverse effect on our ability to provide services to patients and, in turn, our results of operations

The collection and use of personal data in the European Union (EU) are governed by the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

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

In addition, many jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. We also continue to see jurisdictions imposing data localization laws. These regulations may interfere with our intended business activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs. Because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices and policies. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit our ability to conduct trials, and adversely affect our business

Data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation, and liability under contractual provisions. In addition, compliance with such laws may require increased costs to us or may dictate that wet not offer certain types of services in the future.

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

Risks Related to Our Financial Position

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements, or may identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company (EGC) or a smaller reporting company (SRC), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a large accelerated filer, with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; or (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering, which would be December 31, 2023.
We will qualify as a SRC if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

We and our independent registered public accounting firm previously identified material weaknesses in our internal control over financial reporting, which have since been remediated. Nevertheless, if we experience additional material weaknesses or deficiencies in the future or otherwise fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

In our Annual Report on Form 10-K for the year ended December 31, 2020, we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including over complex accounting issues, expense classification and accrued research and development expenses, as well as the cash disbursement process. During 2021, we took a number of actions to improve our internal control over financial reporting to remediate these material weaknesses, including the hiring key personnel, implementing an Enterprise Resource Planning (ERP) system, and augmenting our controls to enhance our control environment. As a result of these efforts, management has concluded that the previously disclosed material weaknesses have been remediated as of December 31, 2021.

We expect to continue our efforts to improve our control processes, though there can be no assurance that our efforts will ultimately be successful or avoid potential future material weaknesses, and we expect to continue incurring additional costs as a result of these efforts. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

Risks Related to Taxation

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $271.6 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future.

Additional changes to U.S. federal income tax law are currently being contemplated, and future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. You are urged to consult your tax advisor regarding the implications of potential changes in tax laws on an investment in our common stock.

Risks Related to Third Parties

If our collaboration with Regeneron is terminated, or if Regeneron materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed.

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of December 31, 2021, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

In addition to the Regeneron collaboration described above, for some of our programs, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for discovery, development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators because, for example, third parties also have rights to allogeneic T cell technologies. For example, in April 2020, Johnson & Johnson entered into a collaboration agreement with Fate Therapeutics, a company that is also using allogeneic T cell technologies, for up to four CAR Natural Killer (NK) and CAR-T cell therapies. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail discovery efforts or the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential manufacture or commercialization, or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected.

We are subject to certain exclusivity obligations under our agreement with Regeneron.

During the five-year period following the effective date of the Regeneron agreement, with certain limited exceptions, we may not directly or indirectly research, develop, manufacture or commercialize a gamma delta immune cell product (ICP) or grant a license to do the foregoing, except pursuant to the terms of the Regeneron agreement. Both parties also have obligations not to research, develop, manufacture or commercialize an ICP with the same target as one being developed under a research program or commercialized by a party (and royalty bearing under the agreement), for so long as such activities are occurring. These exclusivity obligations are limited to engineered gamma delta immune cells to targets reasonably considered to have therapeutic relevance in oncology. If our collaboration with Regeneron is not successful, including any failure caused by the risks listed in the preceding paragraphs, and the agreement and research programs are not terminated, we may not be able to enter into collaborations with other companies with respect to ICP’s and our business could be adversely affected.

The exclusivity obligations under the Regeneron agreement expired on July 29, 2021. Prior to this expiration date, our ability to advance any gamma delta immune cell therapeutics outside of the scope of the research plan agreed on with Regeneron was limited. The restrictions on internal development under the Regeneron agreement could lead to delays in our ability to discover and develop gamma delta immune cell therapeutics for targets not covered by the collaboration with Regeneron and loss of opportunities to obtain additional research funding and advance our own technologies separately from the Regeneron collaboration. If we are delayed in our ability to advance our technologies due to the Regeneron agreement, our business could be harmed.

We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We currently depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical and clinical trials under agreements with us.

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

We currently rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.

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

Our product candidates require many specialty raw materials, including viral vectors that deliver the targeting moiety and other genes to the product candidate. We currently manufacture through contract manufacturers, some of which have limited resources and experience supporting a commercial product, and such suppliers may not be able to deliver raw materials to our specifications. Those suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We also do not have contracts with many of these suppliers, and we may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing. Additionally, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA, and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the materials needed for our clinical trials, which could lead to delays in these trials.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a biologics license application (BLA) from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and sufficient supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product.

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
•
inability to manufacture, or obtain from third parties, sufficient quantities of qualified materials under cGMPs, for the completion in preclinical and clinical studies;
•
problems with biopharmaceutical product candidate storage, stability and distribution resulting in global supply chain disruptions;
•
the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; or
•
potential unforeseen business disruptions or market fluctuations that delay our product development or clinical trials and increase our costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts, restrictions on trade, import or export restrictions, or public health crises, such as the ongoing COVID-19 pandemic.

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

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for our product candidates to be designed to evaluate the efficacy of the product candidate in an open-label, non-comparative, two-stage, pivotal, multicenter, single-arm clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that its regulatory development plans will be sufficient for submission of a BLA. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.

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

Positive results from early preclinical studies and clinical trials are not necessarily predictive of the results of any future clinical trials of our product candidates, and may change as more patient data becomes available and is subject to audit and verification procedures that could result in material changes in the final data. If we cannot replicate the positive results from our earlier preclinical studies and clinical trials of our product candidates in our future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidate.

From time to time, we may publish interim, top-line or preliminary results from our preclinical studies or clinical trials. Such clinical results are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “top line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim, “top-line,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. It is also difficult to predict the timing of announcing interim results.

Accordingly, any positive results from our preclinical studies and ongoing and future clinical trials of our product candidates may not necessarily be predictive of the results from required later clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any future clinical trials according to our current development timeline, the positive results from such preclinical studies and clinical trials may not be replicated in subsequent preclinical studies or clinical trial results.

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

If the clinical updates, or the interim, "top-line", or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

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

Additionally, on June 23, 2016, the UK held a referendum in which a majority of voters approved an exit from the EU, or Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation, which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States, has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. The separate, and potentially diverging, regulatory regimes between Great Britain and the EU may increase our regulatory burden of applying for and obtaining authorization in Great Britain and the EU.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require post-market surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy (REMS), in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information.

Further, we will be required to comply with FDA's promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates. See the section entitled “Business – Government Regulation and Product Approval – Coverage, Pricing and Reimbursement” elsewhere in this Annual Report on Form 10-K.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Because our product candidate may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidate. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures. Specifically, there have been several United States Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. Increased efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidate. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in Europe, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. Some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. See the section entitled “Business – Government Regulation and Product Approval – Healthcare Reform” elsewhere in this Annual Report on Form 10-K.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical and biologics pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in various congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede generic drug and biosimilar competition.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Composition of matter patents for biological and pharmaceutical products such as CAR-based product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO), or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. In addition, although upon issuance in the United States a patient’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. Although we require all of our employees to assign their inventions to us, and require all of our employees and key consultants who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on us avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

We are aware of United States and foreign patents held by a third parties relating to gamma delta T cell expansion protocols and related compositions which, on information and belief, are invalid and/or not infringed. In the event that these patents are successfully asserted against our product candidates, such as ADI-001 and ADI-002, or the use of our precursor cells in manufacture of these product candidates, such litigation may negatively impact our ability to commercialize these product candidates in such jurisdictions. We are also aware of several United States and foreign patents held by third parties relating to certain CAR compositions of matter, methods of making and methods of use which, on information and belief, are invalid and/or not infringed. Nevertheless, third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when ADI-001 or ADI-002 or another CAR-based product candidate is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid and/or not infringed.

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

Risks Related to Intellectual Property Laws

Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Recent United States Court of Appeals for the Federal Circuit and Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

We may not be able to protect our intellectual property rights outside the United States Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to Ownership of Our Common Stock

Risks Related to Ownership Generally

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
•
the timing and results of clinical trials of ADI-001 in NHL;
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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 42.2% of our outstanding voting common stock. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Risks Related to Market Uncertainties

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We believe that the state of global economic conditions are particularly volatile and uncertain, not only in light of the COVID-19 pandemic and the potential global recession resulting therefrom, but also due to recent and expected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may negatively impact our ability to conduct clinical trials on the scale and timelines anticipated. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make obtaining any necessary debt or equity financing more difficult, more costly and more dilutive. For example, as a result of political, social, and economic instability abroad, including as a result of armed conflict, war or threat of war, in particular, the current conflict between Russia and Ukraine, including resulting sanctions, terrorist activity and other security concerns in general, there could be a significant disruption of global financial markets, impairing our ability to raise capital when needed on acceptable terms, if at all. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.

Risks Related to our Charter and Bylaws

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our third amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•
a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•
a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•
a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
•
advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•
a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of the holders of not less than 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors;

•
a requirement of approval of not less than 75% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•
the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
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

Our amended and restated bylaws specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the restated certificate of incorporation or amended and restated bylaws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. This choice of forum provision contained in our amended and restated bylaws will not apply to any causes of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated bylaws described above; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

General Risk Factors

We are an EGC and the reduced disclosure requirements applicable to EGCs may make our common stock less attractive to investors.

We are an EGC, and, for as long as we continue to be an EGC, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a large accelerated filer, with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering. For as long as we remain an “emerging growth company,” we expect to avail ourselves of the exemptions from various reporting requirements applicable to other public companies but not to EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Section 404).

Assuming we do not surpass one of the thresholds in clauses (1) through (3), our status as an EGC will end on December 31, 2023, which will be the last day of the fiscal year ending after the fifth anniversary of our initial public offering. As such, we will be subject to the disclosure requirements applicable to other public companies that were not applicable to us as an EGC. These requirements include:

•
compliance with the auditor attestation requirements of Section 404;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
full disclosure obligations regarding executive compensation; and
•
compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Additionally, we expect that our loss of EGC status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

We are also a SRC and the reduced disclosure requirements applicable to SRCs may make our common stock less attractive to investors.

We are considered a SRC under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended (Securities Act) would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

On March 12, 2021, we filed a registration statement on Form S-3 (File No. 333-254193) with the SEC, which was declared effective on March 30, 2021 (Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Capital On Demand™ Sales Agreement (Sales Agreement) with JonesTrading Institutional Services, LLC (Sales Agent), to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. The Company will pay to the Sales Agent cash commissions of 3% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

We also filed a registration statement on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation plans. Shares registered under this registration statement on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, certain of our employees, executive officers, and directors may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have offices in Boston, Massachusetts, and Menlo Park, California. Our principal executive offices are located at 200 Clarendon, Floor 6, Boston, Massachusetts 02116. The original term of this lease expires on March 31, 2022, and was renewed in February 2022 to expire on July 31, 2022. We also leased office and laboratory space located in Menlo Park, California. The lease expires on June 30, 2022. In addition, in October 2018, we entered a new lease for office and laboratory space in Redwood City, California that expires on February 28, 2030. We expect to complete occupancy in the new facility in the fourth quarter of 2022. We believe that our office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

As of March 10, 2022, we had approximately 24 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

Securities Purchase Agreement

On February 12, 2021, we entered into a stock purchase agreement with certain existing investors for $15.0 million of shares of our common stock, with an initial closing for certain investors held simultaneously with the closing of our February 2021 public offering and a subsequent closing for certain additional investors. Pursuant to the terms of the private placement, we issued 1,153,840 shares of common stock at a price of $13.00 per share, which was the price per share of our February 2021 public offering (the Private Placement Shares). We received the full proceeds from the sale and did not pay any underwriting discounts or commissions with respect to the shares of common stock that sold in the concurrent private placement. Proceeds from the private placement will be used primarily to fund activities related to our internal discovery research, other pipeline candidates and to fund the continued development of our gamma delta T cell platform; the external costs for the development of ADI-001 through the completion of a Phase 1 dose expansion study for ADI-001 in NHL; and the remainder, if any, to fund working capital and other general corporate purposes. The private placement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. Pursuant to the terms of the private placement, we subsequently filed a Registration Statement on Form S-3 (File No. 333-256088), dated May 21, 2021, pursuant to which we registered the Private Placement Shares. We have agreed to maintain the effectiveness of the registration statement until such time as all Private Placement Shares covered by the registration statements have been sold or may be sold under Rule 144 without manner of sale restrictions or volume limitations, subject to certain exceptions.

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

Overview

We are a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. We are advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CAR) and T cell receptor-like antibodies (TCRL), to enhance selective tumor targeting, facilitate innate and adaptive anti-tumor immune response, and improve persistence for durable activity in patients. Our approach to activate, engineer and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows us to generate new product candidates in a rapid and cost-efficient manner.

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is in an ongoing Phase 1 study for the treatment of Non-Hodgkin's Lymphoma (NHL). Our pipeline also includes ADI-002, an allogeneic gamma delta CAR-T cell therapy expressing a GPC3-targeted CAR and a cell intrinsic soluble form of interluiken-15 (IL-15), for the treatment of solid tumors In addition, we are engaged in discovery and preclinical stage activities directed to expansion of our pipeline of product candidates for both hematological malignancies and solid tumors.

Our proprietary engineering and manufacturing process begins with isolating and expanding gamma delta T cells from the blood of unrelated donors, and results in the potential to treat up to 1,000 patients per batch depending on dosing and the CAR target. The potential to administer product candidates based on gamma delta T cells to patients without inducing a graft versus host immune response could mean that our products can potentially be used as “off-the-shelf” therapies. This is in contrast to products based on alpha beta T cells, which either must be manufactured for each patient from his or her own T cells, or require significant gene editing to manufacture if the T cells are derived from donors that are unrelated to the patient. Based on what we believe is the unique potential of these cells and associated modifications, we are initially developing product candidates in oncology, both for hematological malignancies and for solid tumors. In October 2020, the U.S. Food and Drug Administration (FDA) cleared our Investigational New Drug (IND) application for ADI-001, our lead product candidate, for the treatment of Non-Hodgkin’s Lymphoma (NHL). In March 2021, we initiated the first-in-human clinical trial to assess safety and efficacy of ADI-001 in NHL patients. The Phase 1 study for ADI-001 will enroll up to 80 late-stage NHL patients at a number of cancer centers across the United States. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In December 2021, we announced positive interim clinical data from the initial dose escalation portion of this study.

Recent Developments

Public Offerings and Private Placement

In February 2021, we completed an underwritten public offering of 10,575,513 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to an additional 1,344,743 shares of common stock at a public offering price of $13.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses were approximately $128.8 million.

In connection with the February 2021 offering, we also entered into a stock purchase agreement with certain existing investors to purchase 1,153,840 shares of our common stock for $15.0 million at a price per share equal to the public offering price, with an initial closing for certain investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors. We received the full proceeds from the sale and did not pay any underwriting discounts or commissions with respect to the shares of common stock that sold in the concurrent private placement. Pursuant to the terms of the private placement, we subsequently filed a Registration Statement on Form S-3 (File No. 333-256088), dated May 21, 2021, pursuant to which we registered the Private Placement Shares. We have agreed to maintain the effectiveness of the registration statement until such time as all Private Placement Shares covered by the registration statements have been sold or may be sold under Rule 144 without manner of sale restrictions or volume limitations, subject to certain exceptions.

In December 2021, we completed an underwritten public offering of 7,187,500 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to an additional 937,500 shares of common stock, at a public offering price of $14.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses were approximately $94.2 million.

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Sales Agreement (the 2021 Sales Agreement) with JonesTrading Institutional Services (the Agent), pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. No shares were sold under the 2021 Sales Agreement as of December 31, 2021. In connection with the 2021 Sales Agreement, we terminated a prior ATM program with Evercore Group L.L.C. and H.C. Wainwright & Co., L.L.C.

Loan Agreement

On October 21, 2021, we amended our Loan and Security Agreement (the Loan Agreement) with Pacific Western Bank (PacWest)(the Loan Amendment) under which PacWest will provide one or more Term Loans, as well as Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million. As of December 31, 2021, we had outstanding Non-Formula Ancillary Services of $4.4 million. Accordingly, as of December 31, 2021, the Company has $10.6 million available under the Term Loan. Pursuant to the Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

As of the date of this Annual Report on Form 10-K, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported in China. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Since then, COVID-19 has spread globally and new variants of the virus have emerged. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses. The continued spread of COVID-19, despite progress in vaccination efforts, has resulted in significant governmental measures being implemented to control the spread of COVID-19 and its variants. These measures may result in a period of business, supply, and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

In response to the COVID-19 pandemic, we tasked members of our Executive Leadership team, Human Resources, Facilities and Operations and Employee Communications to develop guidelines and processes intended to raise awareness of new health and well-being protocols and potentially helpful practices for cross-functional teamwork for our employees. We implemented remote working and shift scheduling, provided our team members practical recommendations based on guidelines from the Centers for Disease Control and Prevention, State of California Department of Health Care Services, State of Massachusetts Department of Public Health, OSHA and other regional government entities. In addition, we are committed to updating these recommendations and communicating new pertinent information when available. While doing so we are sensitive to ensuring any guidance provided may vary by locality based on government orders and regulations.

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

In addition, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and its variants could materially affect our business. Possible effects may also include absenteeism in our labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by us, including property and equipment, and marketable debt securities.

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

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and have received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of December 31, 2020. In addition, Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees for a certain number of Collaboration ICPs. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002 and Regeneron potentially has additional options to other Collaboration ICP targets under the Regeneron Agreement. We declined to exercise our option to co-fund the development of ADI-002 with Regeneron, and accordingly, Regeneron must also pay us high single digit royalties as a percentage of net sales for ADI-002 or any other optioned ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double digit royalties as a percentage of net sales of Collaboration ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

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

Interest Expense

Interest expense consists primarily of the non-cash amortization of costs incurred in connection with the Loan Agreement entered into with PacWest in April 2020, and subsequently amended in October 2021.

Other Income (Expense), Net

In 2020, other income (expense), net primarily consists of changes in the fair value of our redeemable convertible preferred stock tranche liability and redeemable convertible preferred stock warrant liability prior to their conversion to warrants to purchase common stock upon closing of the Merger. In 2021, other income (expense), net primarily consists of state franchise and capital taxes not related to income.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	Change	% Change
Revenue – related party	$9,730	$17,903	$(8,173)	(46)%
Operating expenses
Research and development	48,943	34,334	14,609	43%
General and administrative	22,220	22,760	(540)	(2)%
Total operating expenses	71,163	57,094	14,069	25%
Loss from operations	(61,433)	(39,191)	(22,242)	57%
Interest income	91	785	(694)	(88)%
Interest expense	(176)	(134)	(42)	31%
Other income (expense), net	(606)	(953)	347	(36)%
Loss before income tax benefit	(62,124)	(39,493)	(22,631)	57%
Income tax expense (benefit)	(125)	(2,815)	2,690	*%
Net loss	$(61,999)	$(36,678)	$(25,321)	69%

* Not meaningful

Revenue

Revenue decreased by $8.2 million, or 46%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulting from the decrease in revenue recognized under the Regeneron Agreement. This decrease in revenue was primarily due to our achievement of a milestone under the Regeneron Agreement in June 2020 relating to the selection of a clinical candidate for ADI-002. This resulted in an increase in the transaction price of $10.0 million and recognition of an additional cumulative catch-up of revenue of $5.0 million in June 2020.

Research and development

	Year Ended December 31,
	2021	2020
Payroll and personnel expenses(1)	$21,267	$15,490
Costs incurred under agreements with consultants, CMOs, and CROs	14,853	11,195
Lab materials, supplies, and maintenance of equipment used for research and development activities	4,649	4,401
Other research and development expenses(2)	8,174	3,248
Total research and development expenses	$48,943	$34,334

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $14.6 million, or 43%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in research and development expenses was primarily due to an increase of $5.8 million in personnel expenses, including salaries, benefits, and bonuses due to increases in headcount of employees involved in research and development activities, as well as an increase in stock-based compensation expense of $3.1 million due to higher option grant activity. In addition, there was an increase of $3.7 million in fees incurred for CRO, CMO, consultants, and other externally sponsored research and $4.9 million increase in facility and other expenses. This increase was primarily due to ramping up of clinical development activities related to ADI-001, our leading product candidate.

General and administrative

General and administrative expenses decreased by $0.5 million, or 2%, during the year ended December 31, 2021 as compared to the same period in 2020. The decrease in general and administrative expenses was primarily due to a decrease of $6.3 million in professional fees primarily related to decreases of $5.1 million in legal fees and $1.7 million in audit fees, due to higher expenses associated with the Merger in 2020.

These decreases in professional fees were offset by an increase of $0.5 million in other professional fees consisting of investor relations, IT management, and other enterprise solutions. In addition, the decreases in general and administrative expenses were offset by a $3.1 million increase in payroll and personnel expenses, which includes salaries, benefits, bonuses, and temporary contractor fees due to higher stock-based compensation expenses of $4.2 million caused by increased option grant activity and higher salaries and benefits of $1.0 million reduced by lower temporary contractor fees of $2.2 million.

Further, there was an increase of $2.8 million in facilities and other expenses, primarily related to rent, depreciation costs, and director and officer liability insurance.

Interest income

Interest income decreased by $0.7 million, or 88%, during the year ended December 31, 2021 compared to the year ended December 31, 2020, which was primarily attributable to the decrease in average balance of marketable debt securities in 2021 and decrease in interest rates, which lowered return on investments.

Interest Expense

Interest expense increased by less than $0.1 million during the year ended December 31, 2021 as compared to the same period in 2020 due to the non-cash amortization of costs incurred in connection with the Loan Agreement that was entered in April 2020 and subsequently amended in October 2021.

Other income (expense), net

Other income (expense), net decreased by $0.3 million, or 36%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to a realized gain recognized in 2020 related to a change in fair value of the redeemable preferred stock warrant liability prior to their conversion to warrants to purchase common stock upon closing of the Merger in September 2020 offset by $0.2 million related to the derecognition of fixed assets related to the sublease of the Boston lease in August 2021, $0.6 million of franchise taxes, and less than $0.1 million of realized loss due to foreign exchange.

Income tax expense (benefit)

We recognized an income tax benefit of $0.1 million during the year ended December 31, 2021 compared to the income tax benefit of $2.8 million for the year ended December 31, 2020. The reduction in benefit relates to the nature of discrete tax benefit during the year ended December 31, 2020, as a result of the recognition of a net operating loss carryback under the CARES Act. Income tax benefit of $0.1 million for the year ended December 31, 2021 was primarily due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from in-process research and development (IPR&D).

Liquidity and Capital Resources

As of December 31, 2021, our principal source of liquidity was cash and cash equivalents, which totaled $277.5 million. Our net losses were $62.0 million and $36.7 million for the years ended December 31, 2021 and 2020, respectively.

Sources of Liquidity

Since our formation in 2014, we have funded our operations with an aggregate of $116.3 million in gross cash proceeds from the sale of redeemable convertible preferred stock and an aggregate of $45.0 million received to date from Regeneron under the Regeneron Agreement. In September 2020, following the closing of the Merger, all outstanding shares of the redeemable convertible preferred stock converted into 12,048,671 shares of common stock. We also acquired $64.1 million of cash, cash equivalents, and restricted cash owned by resTORbio, as part of the Merger.

In February 2021, we completed an underwritten public offering of 10,575,513 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to an additional 1,344,743 shares of common stock, at a public offering price of $13.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses were approximately $128.8 million. In connection with the offering, we also entered into a stock purchase agreement with certain existing investors to purchase 1,153,840 shares of our common stock for $15.0 million at a price per share equal to the public offering price, with an initial closing for certain investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors.

In December 2021, we completed an underwritten public offering of 7,187,500 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to an additional 937,500 shares of common stock, at a public offering price of $14.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses were approximately $94.2 million.

Loan Agreement

On October 21, 2021, we amended the Loan Agreement with PacWest (the Loan Amendment) under which PacWest will provide one or more Term Loans, as well as Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million. As of December 31, 2021, we had outstanding Non-Formula Ancillary Services of $4.4 million. Accordingly, as of December 31, 2021, the Company has $10.6 million available under the Term Loan. Pursuant to the Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

As of the date of this Annual Report on Form 10-K, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

At-the-Market (ATM) Offering

On March 12, 2021, we entered into the 2021 Sales Agreement with the Agent, pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. No shares were sold under the 2021 Sales Agreement as of December 31, 2021.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $62.0 million and $36.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $168.3 million.

As of December 31, 2021, we had cash and cash equivalents of $277.5 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least 12 months from the issuance date of our consolidated financial statements as of and for the year ended December 31, 2021 included elsewhere in this Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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
•
the impact of the COVID-19 pandemic on United States and global economic conditions that may impact our ability to access capital on terms anticipated, or at all; and
•
the post-merger costs associated with being a public company.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(51,052)	$(41,552)
Investing activities	(2,796)	115,217
Financing activities	242,685	303
Net increase in cash, cash equivalents and restricted cash	$188,837	$73,968

Cash Flows from Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The increases in cash used in operating activities for the years ended December 31, 2021 and 2020 were primarily due to increased external research and development expenses as we continue to develop our product candidates, and increased internal and external expenses related to the initiation of our Phase 1 clinical trial. Higher costs associated with increased employee headcount related to expanded development activities also contributed to the increase in cash used in operating activities.

These factors were partially offset by lower professional services costs in 2021. Non-cash charges for the year ended December 31, 2021 also include $12.5 million of stock-based compensation expense, compared to $5.3 million for the year ended December 31, 2020. The changes in prepaid expenses and other current assets, accounts payable, and accrued and other liabilities resulted from the timing of payments to our service providers.

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

On July 30, 2021, we entered a short-term lease agreement with the Boston Properties, Inc. for a temporary office space located at 200 Clarendon Street, Boston, MA. The initial lease term commenced on July 30, 2021 and expire on November 30, 2021. In October 2021, we extended the lease term to March 31, 2022 and most recently, in February 2022, extended the lease term to July 31, 2022. The base rent is less than $0.1 million per month.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.8 million for the year ended December 31, 2021, which consisted of purchases of property and equipment of $13.0 million related to the construction of our new building in Redwood City, CA, partially offset by proceeds from sales and maturities of marketable debt securities of $10.3 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $242.7 million for the year ended December 31, 2021, which was related to net cash proceeds received from our public offerings and concurrent private placement in February 2021 and December 2021 of $238.1 million, and cash proceeds of $4.8 million from exercise of stock options and purchases under our Employee Stock Purchase Plan (ESPP), offset by debt issuance costs of approximately $0.2 million.

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2020, due to cash proceeds of $0.5 million from exercise of stock options partly offset by payment of debt issuance costs of $0.2 million.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. While our significant accounting policies are more fully described in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements:

Revenue Recognition

We earn all of our revenue in connection with our license and collaboration agreement with Regeneron, which allows Regeneron to utilize our technology and know-how to develop product candidates.

For elements of collaboration arrangements that are accounted for pursuant to ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, we identify the performance obligations and allocate the total consideration we expect to receive on a relative standalone selling price basis to each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, the expected number of targets or indications expected to be pursued, discount rates and probabilities of technical and regulatory success.

We recognize revenue associated with each performance obligation as the control over the promised goods or services transfer to our collaboration partner which occurs either at a point in time or over time. If control transfers over time, revenue is recognized by using a method of measuring progress that best depicts the transfer of goods or services, for example based on actual costs incurred relative to total forecasted costs to be incurred over the period the transfer of goods or services occurs. We evaluate the measure of progress and related inputs each reporting period and any resulting adjustments to revenue are recorded on a cumulative catch-up basis. Revenue to be recognized is equal to the total transaction price multiplied by the ratio of actual expense incurred divided by total forecasted expense.

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, including stock options and restricted stock awards. Our determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option pricing model. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. For awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved, using an accelerated attribution model, over the explicit or implicit service period. We account for forfeitures as they occur. In determining fair value of the stock options granted, we use the Black–Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate and expected dividends. Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized; and the resulting change in fair value, if any, is recognized in our consolidated statement of operations and comprehensive loss during the period the related services are rendered. These inputs are subjective and generally require significant analysis and judgment to develop. Changes in the following assumptions can materially affect the estimate of the fair value of stock-based compensation:

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

•
Expected Volatility — The Company has limited trading history. As such, the expected volatility was determined by examining the historical volatilities of a peer group of comparable publicly traded companies in biotechnology and pharmaceutical related industries to be representative of our expected future stock price volatility. For purposes of identifying these peer companies, we consider the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, we measure historical volatility over a period equivalent to the expected term.
•
Risk-Free Interest Rate — The risk-free interest rate is based on the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock award.
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

We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early. We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a large accelerated filer, with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) last day of the fiscal year ending after the fifth anniversary of our initial public offering, which would be December 31, 2023.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2021, we had cash and cash equivalents of $277.5 million, which consisted of cash and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position, or results of operations.

Foreign Currency Exchange Risk

Our headquarters are located in the United States, where a majority of our general and administrative expenses and research and development costs are incurred in U.S. Dollars. As we grow our business, our results of operations and cash flows may be subject to fluctuations due to foreign currency exchange rates. To date, we do not believe foreign currency exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Inflation Risk

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 and 2020.

Item 8. Financial Statements and Supplementary Data.

All financial statements and supplementary data required to be filed hereunder are filed as listed under Item 15(a) of this Annual Report on Form 10-K and are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material affect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Remediation of Previously Reported Material Weakness

During the preparation of our consolidated financial statements as of and for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows:

•
we did not design or maintain an effective control environment commensurate with our financial reporting requirements due to lack of a sufficient number of accounting professionals with the appropriate level of experience and training;
•
we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, and monitoring controls maintained at the corporate level were not at a sufficient level of precision to provide the appropriate level of oversight of activities related to our internal control over financial reporting;
•
we did not design and maintain effective controls over segregation of duties with respect to the preparation and review of account reconciliations as well as creating and posting manual journal entries; and
•
we did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions.

We took a number of actions in 2021 to improve our internal control over financial reporting to remediate these material weaknesses. The remediation efforts and progress summarized below are intended to address and remediate the identified material weaknesses:

•
In the first quarter of 2021, we engaged a permanent Vice President, Corporate Controller, and a Senior Manager of Finance, together with third-party consultants, to improve and oversee all aspects of accounting operations, financial reporting, and Sarbanes-Oxley Act of 2002, as amended, compliance;
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

For the year ended December 31, 2021, we completed our testing of the design and operating effectiveness of the implemented controls and determined they were effective. As a result, we have concluded the material weaknesses identified in fiscal year 2020 have been remediated as of December 31, 2021.

We cannot assure you that material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. For additional information, see the related risks in the section titled "Risk Factors" of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than as stated above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, we have requested that our employees work remotely, as appropriate. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors, executive officers and corporate governance will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics for directors, officers, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.adicetbio.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Compliance Officer, c/o Adicet Bio, Inc., 200 Clarendon Street, Floor 6, Suite #6041, Boston, MA 02116.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is KPMG LLP, Boston Massachusetts (PCAOB Auditor ID: 185).

The information required by this item regarding principal accounting fees and services will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Adicet Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adicet Bio, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 15, 2022

Adicet Bio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$277,544	$84,330
Short-term marketable debt securities	—	10,284
Accounts Receivable—related party	185	—
Prepaid expenses and other current assets	4,709	5,722
Total current assets	282,438	100,336
Property and equipment, net	14,643	2,790
Operating lease right-of-use asset	20,358	23,066
Goodwill	19,462	20,089
In-process research and development	—	1,190
Restricted cash	150	4,527
Long-term marketable debt securities	—	—
Other non-current assets	1,887	1,837
Total assets	$338,938	$153,835
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	3,263	1,552
Contract liabilities—related party, current	4,805	13,980
Accrued and other current liabilities	6,682	5,732
Operating lease liability	1,567	1,215
Total current liabilities	16,317	22,479
Operating lease liability, net of current maturities	19,377	20,424
Contingent consideration liability	—	980
Deferred tax liability	—	125
Other non-current liabilities	115	—
Total liabilities	35,809	44,008

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; none issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 39,736,914 and 19,677,249 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	4	2
Additional paid-in capital	471,449	216,126
Accumulated deficit	(168,324)	(106,325)
Accumulated other comprehensive income	—	24
Total stockholders’ equity	303,129	109,827
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$338,938	$153,835

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue—related party	$9,730	$17,903
Operating expenses:
Research and development	48,943	34,334
General and administrative	22,220	22,760
Total operating expenses	71,163	57,094
Loss from operations	(61,433)	(39,191)
Interest income	91	785
Interest expense	(176)	(134)
Other income (expense), net	(606)	(953)
Loss before income tax benefit	(62,124)	(39,493)
Income tax expense (benefit)	(125)	(2,815)
Net loss	$(61,999)	$(36,678)
Net loss per share attributable to common stockholders, basic and diluted	$(2.00)	$(5.01)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,952,152	7,319,977
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities, net of tax	(24)	1
Total other comprehensive income (loss)	(24)	1
Comprehensive loss	$(62,023)	$(36,677)

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	97,166,921	114,083	2,155,578	—	9,258	(69,647)	23	(60,366)
Issuance of common stock upon exercise of stock options	—	—	210,752	1	459	—	—	460
Stock-based compensation expense	—	—	—	—	5,263	—	—	5,263
Conversion of shares of redeemable convertible preferred stock to shares of common stock in connection with the Merger	(97,166,921)	(114,083)	12,048,671	1	114,082	—	—	114,083
Exchange of common stock in connection with the Merger	—	—	5,207,695	—	83,516	—	—	83,516
Issuance of common stock upon accelerated vesting of restricted stock units in connection with merger	—	—	54,553	—	626	—	—	626
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	2,922	—	—	2,922
Net loss	—	—	—	—	—	(36,678)	—	(36,678)
Other comprehensive loss	—	—	—	—	—	—	1	1
Balance at December 31, 2020	—	—	19,677,249	2	216,126	(106,325)	24	109,827
Issuance of common stock upon exercise of stock options	—	—	1,125,339	—	4,688	—	—	4,688
Issuance of common stock related to financing, net of issuance costs of $823,940	—	—	18,916,853	2	237,995	—	—	237,997
Issuance of common stock for cashless exercise of warrants	—	—	1,806	—	—	—	—	—
Issuance of common stock resulting from Employee Stock Purchase Plan	—	—	15,667	—	129	—	—	129
Stock-based compensation expense	—	—	—	—	12,511	—	—	12,511
Net loss	—	—	—	—	—	(61,999)	—	(61,999)
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)
Balance at December 31, 2021	—	$—	39,736,914	$4	$471,449	$(168,324)	$—	$303,129

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(61,999)	$(36,678)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,538	1,226
Noncash lease expense	2,529	725
Stock-based compensation expense	12,511	5,263
Loss on disposal of assets for lease	31	—
Net amortization of premiums and accretion of discounts on investments	10	5
Change in fair value of redeemable convertible preferred stock warrant liability	—	897
Impairment of in-process research and development	1,190	2,300
Gain on remeasurement of contingent consideration liability	(980)	(1,900)
Amortization of deferred debt issuance costs	175	134
Changes in operating assets and liabilities:
Accounts Receivable—related party	(30)	—
Prepaid expenses and other current assets	1,634	(3,233)
Other non-current assets	42	(1,260)
Accounts payable	1,137	(814)
Contract liabilities—related party	(9,175)	(7,903)
Operating lease liabilities	(511)	(859)
Accrued and other current liabilities	855	787
Other non-current liabilities	(9)	(242)
Net cash used in operating activities	(51,052)	(41,552)

Cash flows from investing activities
Cash and restricted cash acquired in connection with the Merger	—	64,114
Proceeds from sales of marketable debt securities	7,500	—
Purchases of marketable debt securities	—	(5,700)
Proceeds from maturities of marketable debt securities	2,750	57,793
Purchase of property and equipment	(13,046)	(990)
Net cash provided by (used in) investing activities	(2,796)	115,217

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	238,129	—
Proceeds from Employee Stock Purchase Plan	129	—
Proceeds from exercise of stock options	4,688	460
Deferred issuance costs	(261)	(157)
Net cash provided by financing activities	242,685	303

Net change in cash, cash equivalents and restricted cash	188,837	73,968
Cash, cash equivalents and restricted cash, at the beginning of the period	88,857	14,889
Cash, cash equivalents and restricted cash, at the end of the period	$277,694	$88,857

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$277,544	$84,330
Restricted cash	150	4,527
Cash, cash equivalents and restricted cash in consolidated balance sheets	$277,694	$88,857

Supplemental cash flow information
Cash paid for income taxes	$43	$3
Cash received for income tax refunds	$2,766	$664

Supplemental disclosures of noncash investing and financing activities
Purchase of property and equipment included in accounts payable and accrued liabilities	$651	$115
Common stock offering costs included in accrued liabilities at period end	$132	$—
Right-of-use assets recognized upon adoption of Topic 842	$—	$1,424
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$22,367
Conversion of redeemable convertible preferred stock into common stock	$—	$114,083
Conversion of redeemable convertible preferred stock warrants into common stock warrants	$—	$2,922
Fair value of net assets acquired in Merger	$—	$84,142
Adjustment to Goodwill	$413	$650
Issuance of redeemable convertible preferred stock warrants in connection with the Loan Agreement	$—	$144

The accompanying notes are an integral part of these financial statements.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of the Business

Adicet Bio, Inc. (formerly resTORbio, Inc. (resTORbio)), together with its subsidiaries, (the Company) is a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. The Company is advancing a pipeline of off-the-shelf gamma delta T cells, engineered with chimeric antigen receptors (CARs) and T cell receptor-like antibodies to enhance selective tumor targeting, facilitate innate and adaptive anti-tumor immune response, and improve persistence for durable activity in patients. The Company's approach to activate, engineer, and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows it to generate new product candidates in a rapid and cost efficient manner.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $168.3 million as of December 31, 2021. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, the private placement of equity securities and debt, and cash received in the Merger. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

In February 2021, the Company completed an underwritten public offering of 10,575,513 shares of its common stock at a public offering price of $13.00 per share. The Company received net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses of approximately $128.8 million. In connection with the offering, the Company also entered into a stock purchase agreement with certain existing investors to purchase 1,153,840 shares of its common stock for $15.0 million at a price per share equal to the public offering price, with an initial closing for certain investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors.

In December 2021, the Company closed an underwritten public offering, or the December 2021 Follow-On Offering, of 7,187,500 shares of its common stock at a public offering price of $14.00 per share. The Company received net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses of approximately $94.2 million.

The Company expects that its cash and cash equivalents balances as of December 31, 2021, including the gross proceeds it received in February 2021 and December 2021 from its underwritten public offerings and the proceeds received from a stock purchase agreement with certain existing investors, will be sufficient to fund its forecasted operating expenses, capital expenditure requirements for at least the next twelve months from the issuance of these annual consolidated financial statements.

All of the Company’s revenue to date is generated from the Regeneron Agreement, which is a collaboration and license agreement with Regeneron. The Company does not expect to generate any significant product revenue until it obtains regulatory approval of and commercialize any of the Company’s product candidates or enter into additional collaborative agreements with third parties, and it does not know when, or if, either will occur. The Company expects to continue to incur significant losses for the foreseeable future, and it expects the losses to increase as the Company continues the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products. The Company is subject to all of the risks typically related to the development of new product candidates, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (CROs) and contract manufacturing organizations (CMOs), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology and it may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect its business.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America (United States GAAP or GAAP).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The United States dollar is the functional and reporting currency of the Company and its subsidiaries.

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

Contingent Consideration Liability (CVR)

The estimated fair value of the CVR, initially measured and recorded on the acquisition date, is considered to be a Level 3 instrument. The contingent consideration liability is recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in research and development expenses in the consolidated statements of operations and comprehensive loss. During the second quarter of 2021, the Company performed a re-measurement of the fair value of the CVR liability and adjusted the liability to zero. This resulted in a $1.0 million gain in research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2021.

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

The quantitative impairment test involves comparing the fair value of the reporting unit to the carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal year ended December 31, 2021 and determined that goodwill was not impaired.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Intangible Assets

In connection with the Merger, the Company acquired certain IPR&D assets, which were classified as indefinite-lived intangible assets. Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires and have not been completed at the acquisition date. The fair value of IPR&D acquired in a business combination is recorded on the Company’s consolidated balance sheets at the acquisition-date fair value and is determined by estimating the costs to develop the technology into commercially viable products, estimating the resulting revenue from the products, and discounting the projected net cash flows to present value. IPR&D is not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party. The Company performed a review for impairment of IPR&D during the second quarter of the year ended December 31, 2021 and recognized an impairment charge of $1.2 million, which was recorded as research and development expenses in the consolidated statement of operations and comprehensive loss.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, and marketable debt securities. The Company’s cash and cash equivalents are held at two financial institutions in the United States and one financial institution in Israel and such amounts may, at times, exceed insured limits. The Company invests its cash equivalents and marketable debt securities in money market funds, United States government securities, commercial paper, corporate bonds, and asset-backed securities. The Company limits its credit risk associated with cash equivalents and marketable debt securities by placing them with banks and institutions it believes are highly creditworthy and in highly rated investments. The Company has not experienced any losses on its deposits of cash and cash equivalents and marketable debt securities to date.

The Company has one customer, Regeneron, which represents 100% of the Company’s total revenue during the years ended December 31, 2021 and 2020 and outstanding accounts receivable as of December 31, 2021 (see Note 10).

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

approved, the availability of clinical trial materials and regulatory approval and commercialization of our products. COVID-19 may also impact the Company’s ability to access capital, which could negatively impact short-term and long-term liquidity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2021 and 2020, cash and cash equivalents consist of cash deposited with banks and investments in money market funds with maturities of three months or less from the date of purchase.

Marketable Debt Securities

Marketable debt securities are investments in marketable debt securities with maturities greater than three months at the time of purchase. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities as available-for-sale. The Company classifies highly liquid securities with maturities beyond 12 months as long-term marketable debt securities in the consolidated balance sheet. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses, if any, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company did not have any outstanding marketable debt securities as of December 31, 2021 and did not identify any of its marketable debt securities as other-than-temporarily impaired as of December 31, 2020.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for years ended December 31, 2021 and 2020 consists of collateral for letters of credit issued in connection with real estate leases (see Note 12).

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments of the Company, including cash equivalents, restricted cash, accounts payable and accrued and other current liabilities approximate fair value due to their relatively short maturities. The Company’s marketable debt securities and CVR liability are carried at fair value (see Notes 4 and 5).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There has been no such impairment of long-lived assets during the years ended December 31, 2021 and 2020.

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers (ASC 606), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including payroll and related expenses, costs for CMOs, costs for CROs, materials, supplies, depreciation on and maintenance of research equipment, consulting costs, and the allocated portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, information technology costs and general support services. All costs associated with research and development are expensed within the consolidated statements of operations and comprehensive loss as incurred.

Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

Accrued CRO, CMO, and Research and Development Expenses

The Company has entered into various agreements with CMOs and CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced are included in accrued and other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets on the consolidated balance sheets until the services are rendered. Through December 31, 2021 there had been no material adjustments to the Company’s prior period estimates of accrued research and development expenses.

Leases

Effective January 1, 2020, the Company adopted ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), using the modified retrospective approach through a cumulative-effect adjustment as of the adoption date, with prior periods unchanged and presented in accordance with the guidance in Topic 840, Leases (Topic 840).

Consistent with ASU 2016-02, the Company determines if an arrangement is a lease, or contains a lease, at inception. Leases with a term greater than 12 months are recognized on the balance sheet as Right-of-Use (ROU) assets and current and long-term operating lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plan to renew its leases no less than on a quarterly basis. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

In accordance with ASU 2016-02, the ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (IBR), which is the estimated rate the Company would be required to pay for a fully collateralized borrowing equal to the total lease payments over the term of the lease, to determine the present value of future minimum lease payments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, the Company does not combine lease and non-lease components. Variable lease payments are expenses as incurred.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. Option valuation models, including the Black-Scholes option-pricing model, require the input of several assumptions. Changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. For awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved, using an accelerated attribution model, over the explicit or implicit service period.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. The other comprehensive loss disclosed in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020 consists of changes in unrealized gains and losses on marketable debt securities.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. The Company’s potentially dilutive shares, which include outstanding stock options, Employee Stock Purchase Plan awards, unvested restricted stock units (RSUs), and shares issuable upon conversion of the Convertible Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed earnings as if all income (loss) for the period had been distributed. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Since the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than as disclosed in these notes to the consolidated financial statements. See Note 21 for further information.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB under its ASC or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the update requires entities in a hosting arrangement that is a service contract to follow the guidance in ASC 350-40, Internal-Use Software (ASC 350-40) to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under ASC 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity in a hosting arrangement that is a service contract determines which project stage an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. ASU 2018-15 also requires entities to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 was effective for public entities for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For nonpublic entities, ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2018-15 beginning January 1, 2021. The adoption of ASU 2018-15 resulted in an immaterial amount of assets recorded on the Company's balance sheet.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (ASU 2018-18), which is intended to clarify the circumstances under which certain transactions in collaborative arrangements should be accounted for under the revenue recognition standard. Certain transactions between collaboration arrangement participants should be accounted for as revenue under ASC Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2018-18 beginning January 1, 2021. The adoption of this standard did not have a material impact on the Company's financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplify various aspects related to the accounting for income taxes. This ASU removes exceptions to the general principles in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. For public companies, this ASU is effective for interim and annual reporting periods beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company adopted ASU 2019-12 beginning January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on the Company's financial statements and related disclosures

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (ASU 2020-04). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company may elect to apply ASU 2020-04 as its contracts referenced in London Interbank Offered Rate (LIBOR) are impacted by reference rate reform. The Company adopted ASU 2020-04 beginning January 1, 2021. The adoption of this standard did not have a material impact on the Company's financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, adoption is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are eligible to be smaller reporting companies and for all other entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance for accelerated filing companies became effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and all other entities should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In July 2021, FASB issued ASU No. 2021-05, Lease (Topic 842), Lessors - Certain Leases with Variable Lease Payments (ASU 2021-05). ASU 2021-05 amends the lease classification requirements for lessors when classifying and accounting for a lease with variable lease payments that do not depend on a reference rate index or a rate. The update provides criteria, that if met, the lease would be classified and accounted for as an operating lease. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on the Company's consolidated financial statements, but does not believe the adoption of this standard will have a material impact on the Company's consolidated financial statements.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

In connection with the Merger, the Company entered into a Contingent Value Rights Agreement (the CVR Agreement) with Computershare Inc. and Computershare Trust Company, N.A. as joint rights agent. Per the terms of the Merger, each holder of resTORbio common stock as of immediately prior to the completion of the Merger is entitled to one contractual contingent value right, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of resTORbio common stock held by such holder as of immediately prior to the Effective Time. The CVR holders were entitled to receive net proceeds from the commercialization, if any, from a third-party commercial partner of RTB101, resTORbio’s small molecule product candidate that is a potent inhibitor of target of rapamycin complex 1 (TORC1), for a COVID-19 related indication.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

The following summarizes the allocation of the purchase price to the net tangible and intangible assets acquired (in thousands):

	As of December 31, 2020	Measurement Period Adjustments	Final Purchase Price Allocation
Net assets acquired:
Cash and cash equivalents	$63,869	$—	$63,869
Prepaid expenses and other current assets	3,059	615	3,674
Property and equipment	318	—	318
IPR&D	3,490	—	3,490
Restricted cash	245	—	245
Accounts payable	(1,316)	12	(1,304)
Accrued and other current liabilities	(2,365)	—	(2,365)
Other liabilities	—	—	—
Deferred tax liability	(367)	—	(367)
Goodwill	20,089	(627)	19,462
Purchase price	$87,022	$—	$87,022

The goodwill of $19.5 million is not tax deductible and represents the excess of the consideration paid over the fair value of assets acquired and liabilities assumed. Goodwill is mainly attributable to the enhanced value of the combined company, as reflected in the increase in market value of the resTORbio common shares following the announcement of the Merger with Former Adicet.

The fair value of acquired IPR&D is related to the research and development of RTB101 for a COVID-19 related indication and was conducted pursuant to resTORbio's license agreement with Novartis (see Note 11). The RTB101 compound IPR&D project was valued using an income approach, specifically a projected discounted cash flow method, adjusted for the probability of technical success (PTS). The projected discounted cash flow models used to estimate the Company’s IPR&D reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including the following:

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

This IPR&D intangible asset is not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party. Upon the review of impairment indicators of IPR&D during the second quarter of 2021, the Company concluded that the IPR&D was fully

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

impaired and recorded an impairment charge within research and development expenses in the consolidated statement of operations and comprehensive loss for the remaining balance of the IPR&D intangible asset June 30, 2021. The Company recognized IPR&D impairment charges of $2.3 million, $0.5 million, and $0.7 million for the quarters ended as of December 31, 2020, March 31, 2021, and June 30, 2021. On July 29, 2021, the Company sent Novartis a termination notice. Termination will automatically take effect as of 60 days from the date of delivery of the termination notice to Novartis, but in no event later than October 1, 2021 without any further notice or action required of either Novartis or the Company.

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

The following tables present changes in the Company's IPR&D and CVR since the Merger (in thousands):

	Acquisition Date Fair value as of September 15, 2020	Change in Fair value	As of December 31, 2020	Change in Fair value	As of December 31, 2021
In-process research and development	$3,490	$(2,300)	$1,190	$(1,190)	$—
Contingent Value Rights	$2,880	$(1,900)	$980	$(980)	$—

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$147,071	$—	$—	$147,071
Total fair value of assets	$147,071	$—	$—	$147,071

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$63,817	$—	$—	$63,817
Marketable debt securities (2)
Asset-backed securities	—	7,522	—	7,522
Corporate debt securities	—	1,762	—	1,762
Commercial paper	—	1,000	—	1,000
Marketable debt securities	—	10,284	—	10,284
Total fair value of assets	$63,817	$10,284	$—	$74,101

Liabilities:
Contingent consideration	$—	$—	$980	$980
Total fair value of liabilities	$—	$—	$980	$980

(1)
Included in cash and cash equivalents in the consolidated balance sheets
(2)
Included in short-term marketable debt securities in the consolidated balance sheets.

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Corporate debt securities, commercial paper and asset-backed securities are classified within Level 2 of the fair value hierarchy as they take into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid Insurance	$1,884	$1,443
Prepayments to CRO's	1,658	420
Prepaid Maintenance	1,021	761
Prepayments to CMO's	115	135
Other current assets	2	229
Tax receivable	—	2,711
Interest receivable	29	23
Total	$4,709	$5,722

7. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

		As of December 31,
	Useful life (years)	2021	2020
Laboratory equipment	3	$5,502	$4,350
Leasehold improvements	Lesser of useful life or lease term	1,614	1,427
Furniture and fixtures	3	303	524
Construction in progress	—	13,014	1,090
Computer equipment	3	216	93
Software	3	320	170
		20,969	7,654
Less: Accumulated depreciation and amortization		(6,326)	(4,864)
Property and equipment, net		$14,643	$2,790

Depreciation and amortization expense for each of the years ended December 31, 2021 and 2020 was $1.5 million and $1.2 million, respectively. All of the Company’s property and equipment as of December 31, 2021 and 2020 is located in the U.S. Construction in progress has increased by $11.9 million due to building construction related to the Company's leased space in Redwood City. Construction in process will continue to increase through the first half of 2022, until completion of construction.

8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31
	2021	2020
Accrued compensation	$4,020	$3,833
Accrued CMO costs	1,077	244
Accrued professional services	546	363
Accrued research and development expenses	504	65
Accrued other liabilities	503	272
Accrued CRO costs	32	955
Total	$6,682	$5,732

9. Term Loan

On April 28, 2020, the Company entered into a Loan and Security Agreement with Pacific Western Bank (PacWest) for a term loan not exceeding $12.0 million (the Loan Agreement) to finance leasehold improvements for the facilities in Redwood

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

City, CA and other purposes permitted under the Loan Agreement, with an interest rate equal to the greater of 0.25% above the Prime Rate (as defined in the Loan Agreement) or 5.00%. The Loan Agreement granted to Pacific Western Bank a security interest on substantially all of the Company’s assets other than intellectual property to secure the performance of the Company’s obligations under the Loan Agreement, and contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets or distributions, limitations on the incurrence of additional debt or liens and other customary requirements. As of December 31, 2021, the Company was in compliance with such covenants.

Pursuant to the Loan Agreement in April 2020, the Company may request to draw upon the term loan at any time through the date eighteen months after the date of the Loan Agreement (Availability End Date), which was October 28, 2021. No amounts were drawn under the Loan Agreement through the Availability End Date.

On October 21, 2021, the Company amended the Loan Agreement with PacWest (the Loan Amendment) under which PacWest will provide one or more Term Loans, as well as Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million. As of December 31, 2021, the Company had outstanding Non-Formula Ancillary Services of $4.4 million. Accordingly, as of December 31, 2021, the Company has $10.6 million available under the Term Loan. Pursuant to the Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

As of December 31, 2021, the deferred debt issuance costs were $0.1 million and are included in other non-current assets on the Company’s consolidated balance sheets.

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

Rights to Research Targets. Under the terms of the collaboration, the parties will conduct research on mutually agreed upon targets. Regeneron may obtain exclusive rights for the targets that it chooses in accordance with the target selection mechanism set forth in the Regeneron Agreement, and the Company similarly may obtain exclusive rights for targets it chooses in accordance with such target selection mechanism. The Company has the right to develop and commercialize ICPs to the first collaboration target to come out of the research program. On January 28, 2022, the Company received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002 and Regeneron potentially has additional options to other ICP targets under the Regeneron Agreement. Pursuant to the Agreement with Regeneron, the Company had the right to elect to co-fund ADI-002's future development costs. The Company did not elect its option. For those targets it does not have an option to license, Regeneron has a right of first negotiation for up to two targets. Regeneron has the right to terminate the research program in its entirety (a) for convenience on six months prior written notice given at any time after December 31, 2019, or (b) following a change of control (as defined in the Regeneron Agreement) of the Company. The parties mutually agreed to their first product declaration criteria for collaboration ICP, CD20, in 2018.

Rights to Company-Developed Targets. Regeneron has an exclusive license to use targeting moieties generated by the Company by its use of Regeneron’s proprietary mice to develop and commercialize non-ICPs.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Exclusivity. During the five-year target selection period that expired in July 2021, the Company may not directly or indirectly research, develop, manufacture or commercialize an ICP, or grant a license to do the foregoing, except pursuant to the agreement. For so long as either party is researching or developing an ICP to a target under the research program, neither party may research, develop, manufacture or commercialize any other ICP to such target, or grant a license to do the foregoing. And for so long as a party is researching, developing or commercializing an ICP to target that is licensed to it (and royalty bearing) under the agreement, neither party may research, develop, manufacture or commercialize any other ICP to such target, or grant a license to permit another party to do the foregoing. These exclusivity obligations are limited to engineered gamma delta immune cells to targets reasonably considered to have therapeutic relevance in oncology. The Regeneron Agreement includes certain exceptions to the exclusivity obligations of the parties, including with respect to targets that are rejected by one party in the target selection process, as well as protections in the event of a change of control of a party where the acquirer has a competing program.

Co-Funding and Profit Sharing. The Company has an option to co-fund specified portions of the future development costs for, and to co-promote, ICPs to a target for which Regeneron has exercised an option, and to participate in the profits for such target. The Company has the right to exercise this right in various geographic regions, including on a worldwide basis. In the event the Company exercises such right, the parties will share further development costs and profits proportionally to their co-funding percentages.

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and has received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of December 31, 2021. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees for a certain number of collaboration ICPs, as specified in the Regeneron Agreement. Regeneron must also pay the Company high single digit royalties as a percentage of net sales for ICPs to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

For revenue recognition purposes, the Company determined that the duration of the contract is the same as the research term of five years beginning on the execution of the Regeneron Agreement on July 29, 2016. The contract duration is defined as the period during which parties to the contract have present and enforceable rights and obligations. For revenue recognition purposes, the five-year term has been extended to the first quarter of 2022 due to additional time required to complete the performance obligation under the Regeneron Agreement. The Company determined that Regeneron faces significant in-substance penalties were it to terminate the Regeneron Agreement prior to the end of the research term.

At contract inception, the Company determined the transaction price of the Regeneron Agreement to be $55.0 million, consisting of the $25.0 million upfront payment and the aggregate research funding fees of $30.0 million payable over the research term. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Per the terms of the original Regeneron Agreement prior to the amendment effective from July 2019, the research funding fees of $30.0 million were payable merely due to the passage of time and therefore did not represent a variable consideration. After the amendment became effective in July 2019, $20.0 million of these fees became contingent upon meeting certain development and regulatory milestones. Therefore, the Company concluded that after the amendment such potential payments became variable consideration. The receipt of the variable consideration was subject to substantial uncertainty and was therefore excluded from the transaction price upon the effective date of the amendment. Accordingly, the transaction price was reduced to $35.0 million in July 2019. The Company re-evaluates the transaction price if there is a significant change in facts and circumstances at least at the end of each reporting period. The Company increased the transaction price by $10.0 million in June 2020 to $45.0 million when it achieved the milestone for the selection of a clinical candidate to the second collaboration target under the Regeneron Agreement, resulting in the recognition of an additional $5.0 million in revenue during the three months ended June 30, 2020.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

The following table presents changes in the Company’s contract liabilities (in thousands):

Year ended December 31, 2021	Balance at beginning of period	Additions	Additions (Deductions) (1)	Balance at end of period
Contract liability	$13,980	$—	$(9,175)	$4,805

Year ended December 31, 2020	Balance at beginning of period	Additions	Additions (Deductions) (1)	Balance at end of period
Contract asset	$—	$10,000	$(10,000)	$—
Contract liability	$21,883	$10,000	$(17,903)	$13,980

(1) Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.

As of December 31, 2021, contract liabilities related to the Regeneron Agreement of $4.8 million was comprised of the $25.0 million upfront payment, $10.0 million in total research funding fees for fiscal years 2017 and 2018, and $10.0 million for achievement of the milestone for the selection of a clinical candidate for the second collaboration target in June 2020, less $40.2 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of December 31, 2021 and will be recognized as the combined performance obligation is satisfied.

As of December 31, 2020, contract liabilities related to the Regeneron Agreement of $14.0 million was comprised of the $25.0 million upfront payment, $10.0 million in total research funding fees for fiscal years 2017 and 2018, and $10 million for achievement of the milestone for the selection of a clinical candidate to the second collaboration target in June 2020, less $31.0 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of December 31, 2020.

For the years ended December 31, 2021 and 2020, the Company recognized $9.2 million and $17.9 million of license and collaboration revenue, respectively, from amounts included in the contract liability balances at the beginning of the period. There were no costs to obtain or fulfill the contract that meet the criteria to be capitalized.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

On July 27, 2021, the Company sent Novartis a termination notice. Termination automatically took effect on September 25, 2021, 60 days from the date of delivery of the termination notice to Novartis, without further notice of action required of either Novartis or the Company.

National Institute of Health

In May 2019, resTORbio was awarded a 5-year grant for up to $1.5 million from the NIH to study RTB101 and the regulation of antiviral immunity in the elderly. resTORbio is entitled to use the award solely to conduct the research and is solely responsible for commencing and conducting the research and will furnish periodic progress updates to the NIH throughout the term of the award. After completing the research, resTORbio must provide the NIH with a formal report describing the work performed and the results of the research.

For funds received under the NIH funding agreement, resTORbio recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by resTORbio in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. For the year ended December 31, 2021, $0.4 million qualifying expenses have been incurred and $0.5 million have been funded by the NIH. The difference in the amount incurred by the Company and funded by the NIH was due to timing of requesting reimbursements from the NIH. On a cumulative basis as of December 31, 2021, $1.3 million has been incurred and $1.3 million has been funded by the NIH.

12. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Menlo Park, CA, Redwood City, CA, and Boston, MA. As of December 31, 2021, except as described below, there have been no material changes in lease obligation from those disclosed in Note 12 to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

On July 19, 2021, the Company entered into a Sublease (the Sublease Agreement) with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of office space in Boston, MA, currently leased by the Company pursuant to the Company’s lease with 500 Boylston & 222 Berkeley Owner (DE) LLC, dated January 8, 2018, as amended (the Master Lease). The term of the sublease started on September 1, 2021 and ends on July 30,

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

2026. The aggregate base rent due to the Company under the Sublease is approximately $3.5 million starting October 1, 2021. The Company records sublease income as a reduction of lease expense. Upon execution of the Sublease Agreement, the Company received a cash security deposit of $0.1 million from the Subleasee which is recorded as other non-current liabilities in the consolidated balance sheets. The expected undiscounted cash flows to be received from the sublease as of December 31, 2021 is as follows (in thousands):

2022	657
2023	671
2024	685
2025	699
2026	416
Total	$3,128

The Company recognized rent expense, net of sublease income, of $4.3 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.

The IBR and the remaining lease terms of our facilities and their weighted average IBR and remaining terms are as follows as of December 31, 2021:

Lease Locations	IBR	Remaining Terms (in years)
Redwood City, CA	6.90%	8.2
Boston, MA	9.30%	4.6
Menlo Park, CA	6.80%	0.5
Weighted Average	7.20%	7.7

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2021 and 2020:

	December 31
	2021	2020
Lease Cost	(in thousands)	(in thousands)
Operating lease cost	$4,282	$894
Short-term lease cost	235	56
Variable lease cost	—	—
Sublease Income	(223)	—
Total lease cost	$4,294	$950
Other Information
Operating cash flows used for lease liabilities	$511	$859
Operating lease right of use asset obtained in exchange of operating lease liability	$—	$22,367

As of December 31, 2021, operating right-of-use assets were $20.4 million and operating lease liabilities were $20.9 million. The Company has no material finance leases. The maturities of the operating lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	2,933
2023	3,428
2024	3,525
2025	3,625
2026 and thereafter	13,747
Total undiscounted lease payments	27,258
Less: imputed interest	6,314
Total operating lease liability	20,944
Less: current portion	1,567
Operating lease liability, net of current maturities	$19,377

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

The Company maintains letters of credit of $4.1 million, $0.2 million, and $0.2 million in connection with the Company’s office leases in Redwood City, CA, Menlo Park, CA, and Boston, MA, respectively. As of December 31, 2021, the cash amount associated with the Menlo Park Lease is recorded as restricted cash on the consolidated balance sheet. As of December 31, 2020, all cash amounts are recorded as restricted cash on the consolidated balance sheet.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ liability insurance.

Legal Proceedings

In connection with the Merger, seven lawsuits were filed against the Company, its directors, Former Adicet, and/or Merger Sub. which were either dismissed or settled for of $0.2 million in the fourth quarter of 2020.

13. Stockholders' Equity

Common Stock

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2021 and 2020, no dividends on common stock had been declared by the Board of Directors.

In February 2021, the Company completed an underwritten public offering of 10,575,513 shares of its common stock at a public offering price of $13.00 per share. The Company received net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses of approximately $128.8 million.

In connection with the February 2021 offering, the Company also entered into a stock purchase agreement with certain existing investors to purchase 1,153,840 shares of our common stock for $15.0 million at a price per share equal to the public offering price, with an initial closing for investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors.

In December 2021, the Company closed an underwritten public offering, or the December 2021 Follow-On Offering, of 7,187,500 shares of its common stock at a public offering price of $14.00 per share. The Company received net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses of approximately $94.2 million.

The Company has the following shares of common stock reserved for future issuance:

	December 31,
	2021	2020
Stock options available for future grant	1,961,338	1,739,621
Stock options issued and outstanding	3,875,317	3,706,945
Unvested restricted stock units	771,660	—
Common stock warrants issued and outstanding	220,890	226,191
Total common stock reserved	6,829,205	5,672,757

Warrants to Purchase Shares of Common Stock

In February 2021, PacWest exercised 5,301 warrants, which resulted in the net issuance was 1,806 shares of common stock.

The following provides a roll forward of outstanding warrants:

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding and exercisable warrants to purchase preferred shares as of December 31, 2020	226,191	$11.3177	5.66
Issued	—
Exercised	(5,301)
Outstanding and exercisable warrants to purchase common stock as of December 31, 2021	220,890	$11.3177	4.66

As of December 31, 2021, the Company's outstanding warrants to purchase shares of common stock consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
September 15, 2020	101,610	$11.3177	Equity	July 25, 2026
September 15, 2020	30,924	$11.3177	Equity	August 21, 2026
September 15, 2020	77,312	$11.3177	Equity	September 19, 2026
September 15, 2020	11,044	$11.3177	Equity	September 26, 2026
	220,890

14. At-the-Market (ATM) Offering

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

On March 12, 2021, the Company entered into a Sales Agreement (the 2021 Sales Agreement) with JonesTrading Institutional Services (the Agent), pursuant to which the Company could sell, from time to time, at its option, up to an aggregate of $75.0 million of shares of its common stock, through the Agent, as its sales agent. No shares were sold under the 2021 Sales Agreement as of December 31, 2021.

15. Stock-Based Compensation

Stock-based Compensation Expense

The following table presents stock-based compensation expense as reflected in the Company's consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$4,759	$1,674
General and administrative	7,752	3,589
Total stock-based compensation	$12,511	$5,263

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Summary of Plans

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

The 2017 Plan and 2018 Plan

In 2017, resTORbio adopted the 2017 Plan. In connection with resTORbio’s initial public offering completed in January 2018, the resTORbio Board adopted and resTORbio’s stockholders approved the 2018 Plan. The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of resTORbio’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board. On April 27, 2021, the stockholders approved an amendment and restatement of the 2018 Stock Option and Incentive Plan, to, among other things, increase the aggregate number of shares authorized for issuance under the 2018 Plan by 1,500,000 shares, plus on January 1, 2022 and each January 1, thereafter, the number of shares authorized for issuance shall be increased by the lesser of 5% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or such lesser number as determined by the compensation committee. On January 1, 2022, the number of shares reserved and available for issuance under the 2018 Plan automatically increased by 1,986,845 shares of Common Stock equal to 5% of the number of shares of Common Stock issued and outstanding on December 31, 2021.

Since the date of effectiveness of the 2018 Plan, resTORbio has not and the Company will not grant any further awards under the 2017 Plan. However, any shares of common stock subject to awards under the 2017 Plan that expire, terminate, or otherwise are surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2018 Plan. As of December 31, 2021, there are no outstanding options under the 2017 Plan.

As of December 31, 2021, the number of shares of common stock available for grant under the 2017 and 2018 Plan is 1,683,999. As of December 31, 2021, an aggregate of 2,574,170 shares of common stock were issuable upon the exercise of outstanding stock options under the 2017 Plan and 2018 Plans at a weighted average exercise price of $15.10 per share. In addition to this amount, as of December 31, 2021, 771,660 shares of common stock were issuable upon the vesting of 6,410 performance stock units (PSUs) granted in May 2021, 205,250 RSUs granted in August 2021, and 560,000 RSUs and PSUs granted in October 2021.

The 2014 Plan and 2015 Plan

As of December 31, 2021, the number of shares of common stock available for grant under the 2014 and 2015 Plan is 277,339. As of December 31, 2021, an aggregate of 915,657 shares of common stock were issuable upon the exercise of outstanding stock options under the 2015 plan at a weighted average exercise price of $11.46 per share and an aggregate of 22,987 shares of common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan at a weighted average exercise price of $1.61 per share.

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

On January 1, 2020, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 79,369 to 131,432 shares. On January 1, 2021, as a result of the

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 131,432 to 524,775. During the 2021 Annual Meeting of the stockholders held on April 27, 2021, the stockholders approved an amendment and restatement of the Company's 2018 ESPP. As a result, the Company increased the shares available for issuance under the 2018 ESPP to 524,775 shares.

For the year ended December 31, 2021 the Company issued a total of 15,667 shares under the 2018 ESPP. Expense related to the issuance of such shares was less than $0.1 million. No shares were issued under the 2018 ESPP during the year ended December 31, 2020.

Stock Options

A summary of stock option activity is set forth below (in thousands, except share and per share data):

	Outstanding Awards
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	3,706,945	$10.90	7.98	$15,126
Options authorized	—
Options granted	2,161,472	$14.37
Options exercised	(1,125,339)	$4.17
Options forfeited or cancelled	(867,761)	$14.06
Outstanding, December 31, 2021	3,875,317	$14.08	8.85	$13,212
Options exercisable December 31, 2021	991,847	$13.42	8.46	$4,033
Vested and expected to vest, December 31, 2021	3,875,317	$14.08	8.85	$13,212

The fair value of each stock option was estimated at the date of grant using a Black-Scholes option-pricing model using the following assumptions:

Year Ended December 31,
	2021	2020
Expected volatility	77.2% - 79.8%	72.6% - 96.3%
Risk-free interest rate	0.1% - 1.4%	0.1% - 1.7%
Dividend yield	—	—
Expected term	0.90 - 6.08 years	1.00 - 6.08 years

The assumptions are as follows:

•
Expected volatility. The Company has limited trading history. As such, the expected volatility was determined by examining the historical volatilities for comparable publicly traded companies within the biotechnology and pharmaceutical industry using an average of historical volatilities of the Company’s industry peers.
•
Risk-free interest rate. The risk-free interest rate is based on the United States Treasury yield with a maturity equal to the expected term of the option in effect at the time of grant.
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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at December 31, 2021 and 2020. The aggregate intrinsic value of stock options exercised during the years ended on December 31, 2021 and 2020 was $10.1 million and $2.5 million, respectively.

The total fair value of options that vested during the years ended December 31, 2021 and 2020 was $2.3 million and $2.4 million, respectively. The options granted during the years ended December 31, 2021 and 2020 had a weighted-average per share grant-date fair value of $9.68 per share and $9.96 per share, respectively.

As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested stock options was $24.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

Restricted Stock Units

The following table presents a summary of the Company's RSU activity and related information:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2020	—
RSUs granted (including performance-based RSUs)	777,160	$7.84
RSUs Vested	—
RSUs forfeited	(5,500)	$7.12
Outstanding, December 31, 2021	771,660	$7.85

In May 2021, the Company granted 6,410 RSUs with service and performance conditions to an employee, none of which vested during the year ending December 31, 2021. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfilment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The Company recognized less than $0.1 million of related expense during the year ended December 31, 2021.

In October 2021, the Company granted 560,000 RSUs with service and performance conditions to certain employees, none of which vested during the year ended December 31, 2021. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfilment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The Company recognized $1.6 million of related expense during the year ended December 31, 2021.

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2021 was $7.84. There was no RSU activity during the year ended December 31, 2020. Additionally, no RSUs vested during the year ended December 31, 2021.

As of December 31, 2021, there was approximately $4.1 million of unrecognized compensation cost related to unvested RSUs that the Company expects to recognize over a remaining weighted-average period of approximately 1.3 years.

The following table presents stock-based compensation expense by type of award (in thousands):

	Year Ended December 31,
	2021	2020
Stock Options	10,511	5,263
Restricted stock units (including performance-based RSUs)	1,944	—
Employee Stock Purchase Plan	56	—
Total	$12,511	$5,263

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

16. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(61,999)	$(36,678)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,952,152	7,319,977
Net loss per share attributable to common stockholders, basic and diluted	$(2.00)	$(5.01)

The Company's potentially dilutive shares, which include outstanding stock options, unvested RSUs, and unexercised warrants to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	December 31,
	2021	2020
Options to purchase common stock	3,875,317	3,706,945
Unvested Restricted Stock Awards	771,660	—
Common stock warrants	220,890	226,191
Total	4,867,867	3,933,136

17. Income Taxes

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Current:
Federal	$—	$(2,678)
State	—	105
Foreign	—	—
Total current	—	(2,573)
Deferred:
Federal	(125)	(242)
State	—	—
Foreign	—	—
Total deferred	(125)	(242)
Provision for (benefit from) income taxes	$(125)	$(2,815)

Income tax benefit of $0.1 million for the year ended December 31, 2021 is primarily due to the adjustment in deferred tax liability arising from the impairment charge of $1.2 million of acquired IPR&D. In contrast, the income tax benefit of $2.8 million for the year ended December 31, 2020 was primarily due to a the recognition of a net operating loss carryback under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which was enacted on March 27, 2020 in response to the COVID-19 pandemic.

For the rate table below the (provision for) benefit from income taxes differ from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Other permanent differences	(1.9)%	(0.5)%
State income taxes	6.9%	6.1%
Federal benefit from NOL carryback	0.0%	6.7%
Change in valuation allowance	(24.8)%	(25.8)%
Change in fair value of redeemable convertible preferred stock tranche liability and TRDF liability	0.0%	(0.5)%
Stock-based compensation	(1.0)%	0.1%
Provision for income taxes	0.2%	7.1%

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$67,675	$51,796
Operating lease right-of-use asset liability	5,504	5,686
Deferred revenue	1,263	2,857
Stock-based compensation	1,726	1,750
Intangible assets	1,081	1,195
Fixed assets	196	—
Accruals and reserves	1,042	654
Research and development credit carryforwards	26	26
Gross deferred tax assets	78,513	63,964
Less: Valuation allowance	(73,163)	(57,715)
Deferred tax assets, net of valuation allowance	5,350	6,249
Deferred tax liabilities:
Fixed assets	—	—
Basis Difference IPR&D	—	(313)
Operating lease right-of-use asset	(5,350)	(6,061)
Net deferred tax assets	$—	$(125)

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

The valuation allowance increased by $15.5 million during 2021 and $37.9 million during 2020.

As of December 31, 2021, the Company had net operating loss carryforwards of $271.6 million, $143.5 million, and $17.1 million to reduce future taxable income, if any, for federal, state and foreign income tax purposes, respectively. Of the federal net operating loss carryforwards, $7.6 million will begin to expire in 2036 if not utilized, and $264.0 million can be carried forward indefinitely. The state carryforwards will begin to expire in 2035.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

The Company also had approximately $1.8 million of federal and $1.5 million of California research and development tax credit carryforwards available to offset future taxable income as of December 31, 2021. The federal credits begin to expire in 2041 and the California research credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no liability related to uncertain tax positions is recorded in the consolidated financial statements. The Company does not expect its unrecognized tax benefit balance to change materially over the next 12 months.

The Company files income tax returns in the United States federal jurisdiction, California, Massachusetts, New York and Israel. The tax years 2015 to 2021 remains open to United States federal and state examination to the extent of the utilization of net operating loss and credit carryovers.

As of December 31, 2021, the Company had unrecognized tax benefits of $0.8 million related to the transfer of certain intellectual property from its Israeli subsidiary. In addition, as of December 31, 2021, the Company had unrecognized tax benefits of $3.2 million related to the federal and state research and development credits as a result of no formal research credit study performed.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at the beginning of the year	$797	$797
Adjustment based on tax positions related to current year	3,243	—
Balance at the end of the year	$4,040	$797

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense (benefit). Management determined that no accrual for interest and penalties was required as of December 31, 2021.

18. Defined Contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time United States employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the year ended December 31, 2021 the Company made aggregate matching contributions of $0.3 million. The Company did not make contributions to the 401(k) plan during 2020.

19. Related Party Transactions

As of December 31, 2021, Regeneron owned 883,568 shares of the Company's common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing. Upon closing the Merger, 7,125,552 shares of the redeemable convertible preferred stock converted into 883,568 shares of the Company’s common stock. For the years ended December 31, 2021 and 2020, the Company recorded revenue related to the Regeneron Agreement of $9.7 million and $17.9 million, respectively. As of December 31, 2021, the Company recorded less than $0.2 million in accounts receivable and has deferred revenue of $4.8 million related to the Regeneron Agreement (See Note 10).

20. Subsequent Events

Regeneron Option

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002, an allogeneic gamma delta chimeric antigen receptor (CAR) T cell therapy directed against Glypican-3, pursuant to the Regeneron Agreement.
In conjunction with the exercise of the Option, Regeneron paid an exercise fee of $20.0 million to the Company on January 28, 2022.

Pursuant to the Regeneron Agreement, upon Regeneron’s exercise of the option, the Company had a specified period of time to elect to co-fund ADI-002’s future development costs, and to participate in any potential profits with Regeneron up to a specified co-funding percentage in various geographic regions, including on a worldwide basis (Co-Funding Option). Adicet elected not to exercise its Co-Funding Option for ADI-002. Accordingly, Regeneron is responsible, at its sole cost, for all development, manufacturing and commercialization of ADI-002 and must pay the Company high single digit royalties as a percentage of any net sales of ADI-002 for a period commencing on the first commercial sale until the longer of (i) the expiration or invalidity of the licensed patent rights or (ii) a low double digit amount of years from first commercial sale.

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

4.3*	Specimen Common Stock Certificate

10.1

Stock Purchase Agreement, dated February 12, 2021, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K, as amended (File No. 001-38359) filed with the SEC on February 16, 2021).

10.2

Loan and Security Agreement, dated as of April 28, 2020, by and between Pacific West Bank and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.3

First Amendment to Loan and Security Agreement, dated as of July 8, 2020, by and between Pacific West Bank and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

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

10.6+

Fourth Amendment to Loan and Security Agreement, dated as of October 21, 2021, between Adicet Therapeutics, Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 25, 2021).

10.7

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

10.9

Unconditional Secured Guaranty, dated September 15, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.10+

Affirmation and Amendment of Guaranty, dated as of October 21, 2021, between the Registrant and Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 25, 2021).

10.11*#	Amended and Restated 2018 Stock Option and Incentive Plan and forms of award agreements thereunder.

10.12#

2017 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018).

10.13#

Adicet Therapeutics, Inc. 2015 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.14*#	Amended and Restated 2018 Employee Stock Purchase Plan.

10.15*#	Adicet Bio, Inc. 2022 Inducement Plan and forms of award agreements thereunder.

10.16*#	Form of Employment Agreement.

10.17*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.18*#	Amended and Restated Non-Employee Director Compensation Policy.

10.19*#	Amended and Restated Senior Executive Cash Incentive Bonus Plan.

10.20

Lease Agreement, dated as of October 31, 2018, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.21

First Amendment to Lease, dated as of December 30, 2020, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 5, 2021).

10.22

Office Lease Agreement, dated as of January 8, 2018, by and between the Registrant and 500 Boylston and 222 Berkeley Owner (DE) LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018).

10.23

First Amendment to Office Lease, dated as of April 1, 2019, by and between the Registrant and 500 Boylston and 222 Berkeley Owner (DE) LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on May 15, 2019).

10.24

Sublease Agreement, dated as of July 19, 2021, between the Registrant and RFS Opco LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on July 26, 2021).

10.25

Third Amendment to Business Park Lease, dated as of June 25, 2021, between the Registrant and Facebook, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on July 1, 2021).

10.26

Second Amendment to Business Park Lease, dated as of October 19, 2020, between the Registrant and Facebook, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on July 1, 2021).

10.27

Amendment to Business Park Lease, dated as of September 2019, between Adicet Therapeutics, Inc. and David D. Bohannon Organization (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.28

Business Park Lease, dated as of September 30, 2015, by and between Adicet Therapeutics, Inc. and David D. Bohannon Organization (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.29

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

10.30+

Amended and Restated License Agreement, dated as of May 21, 2014, by and between Technion Research and Development Foundation Ltd., acting on behalf of itself and the Technion-Israel Institute of Technology, and Adicet Therapeutics, Inc. as successor in interest to Applied Immune Technology, Ltd. (incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.31+

Amendment No. 1 to Amended and Restated License Agreement, dated as of June 30, 2015, by and between Technion Research and Development Foundation Ltd., acting on behalf of itself and the Technion-Israel Institute of Technology, and Applied Immune Technology, Ltd. (incorporated by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.32+

Amendment No. 2 to Amended and Restated License Agreement, dated as of January 13, 2016, by and between Technion Research and Development Foundation Ltd., Applied Immune Technology, Ltd., and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.33+

License and Collaboration Agreement, dated as of July 29, 2016, by and between Adicet Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.34+

Amendment No. 1 to License and Collaboration Agreement, dated as of April 24, 2019, by and between Adicet Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 12, 2021).

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

* Filed herewith.

+ Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

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

Adicet Bio, Inc.

Date: March 15, 2022	By:	/s/ Chen Schor
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

Signature	Title	Date

/s/ Chen Schor
Chen Schor	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2022
/s/ Nick Harvey
Nick Harvey	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2022
/s/ Jeffrey Chodakewitz
Jeffrey Chodakewitz, M.D.	Director	March 15, 2022
/s/ Steve Dubin
Steve Dubin	Director	March 15, 2022
/s/ Carl L. Gordon
Carl L. Gordon, Ph.D.	Director	March 15, 2022
/s/ Aya Jakobovits
Aya Jakobovits, Ph.D.	Director	March 15, 2022
/s/ Michael Kauffman
Michael Kauffman, M.D., Ph.D	Director	March 15, 2022
/s/ Bastiano Sanna
Bastiano Sanna, Ph.D.	Director	March 15, 2022
/s/ Andrew Sinclair
Andrew Sinclair, Ph.D.	Director	March 15, 2022