Form 10-Q
period 2022-03-31
Adicet Bio, Inc.
filed 2022-05-12
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 40,004,357 shares of common stock, $0.0001 par value per share, outstanding.

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
•
The current conflict between Russia and Ukraine may increase the likelihood of supply interruptions which could impact our ability to find the materials we need to make our product candidates. Supply disruptions make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which increases pressure on our costs and increases the risk that we may be unable to acquire the necessary goods and services to successfully manufacture our product candidates.
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
•
We will need substantial additional financing to develop our product candidates and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

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
•
our expectations regarding the availability, timing and announcement of data from our Phase 1 clinical trial;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$277,883	$277,544
Accounts receivable—related party	—	185
Prepaid expenses and other current assets	3,649	4,709
Total current assets	281,532	282,438
Property and equipment, net	17,736	14,643
Operating lease right-of-use asset	19,713	20,358
Goodwill	19,462	19,462
Restricted cash	150	150
Other non-current assets	1,858	1,887
Total assets	$340,451	$338,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,465	$3,263
Contract liabilities — related party, current	—	4,805
Accrued and other current liabilities	5,203	6,682
Operating lease liability	1,733	1,567
Total current liabilities	10,401	16,317
Operating lease liability, net of current portion	18,851	19,377
Other non-current liabilities	115	115
Total liabilities	29,367	35,809
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; none issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 39,885,816 and 39,736,914 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	474,786	471,449
Accumulated deficit	(163,706)	(168,324)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	311,084	303,129
Total liabilities and stockholders’ equity	$340,451	$338,938

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue—related party	$24,990	$(3,981)
Operating expenses:
Research and development	13,483	11,743
General and administrative	6,801	5,630
Total operating expenses	20,284	17,373
Income (loss) from operations	4,706	(21,354)
Interest income	32	41
Interest expense	(18)	(50)
Other expense, net	(102)	(4)
Income (loss) before income tax benefit	4,618	(21,367)
Income tax benefit	—	(48)
Net income (loss)	$4,618	$(21,319)
Net income (loss) per share attributable to common stockholders, basic	$0.12	$(0.82)
Net income (loss) per share attributable to common stockholders, diluted	$0.10	$(0.82)
Weighted-average common shares used in computing net income (loss) per share attributable to common stockholders, basic	39,823,246	26,099,954
Weighted-average common shares used in computing net income (loss) per share attributable to common stockholders, diluted	45,958,941	26,099,954
Other comprehensive loss:
Unrealized loss gain on marketable debt securities, net of tax	—	(22)
Total other comprehensive loss	—	(22)
Comprehensive income (loss)	$4,618	$(21,341)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	39,736,914	$4	$471,449	$(168,324)	$303,129
Issuance of common stock upon exercise of stock options	10,099	—	93	—	93
Issuance of common stock upon vesting of restricted stock	224,000	—	—	—	—
Shares withheld for taxes	(85,197)	—	(1,106)	—	(1,106)
Stock-based compensation expense	—	—	4,350	—	4,350
Net loss	—	—	—	4,618	4,618
Balance at March 31, 2022	39,885,816	$4	$474,786	$(163,706)	$311,084

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2020	19,677,249	$2	$216,126	$(106,325)	$24	$109,827
Issuance of common stock upon exercise of stock options	393,991	—	976	—	—	976
Issuance of common stock related to financing	11,729,353	1	143,753	—	—	143,754
Exercise of warrant	1,806	—	—	—	—	—
Stock-based compensation expense	—	—	3,043	—	—	3,043
Net loss	—	—	—	(21,319)	—	(21,319)
Other comprehensive loss	—	—	—	—	(22)	(22)
Balance at March 31, 2021	31,802,399	$3	$363,898	$(127,644)	$2	$236,259

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$4,618	$(21,319)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	352	326
Noncash lease expense	645	686
Stock-based compensation expense	4,350	3,043
Net amortization of premiums and accretion discounts on investments	—	9
Loss on disposal of property, plant, and equipment	18	—
Amortization of deferred debt issuance costs	18	184
Impairment of in-process research and development	—	460
Reduction to revenue	—	3,981
Remeasurement of contingent consideration liability	—	(380)
Changes in operating assets and liabilities:
Accounts receivable - related party	185	—
Prepaid expenses and other current assets	1,077	36
Other non-current assets	117	(377)
Accounts payable	(612)	196
Contract liabilities — related party	(4,805)	—
Operating lease liability	(361)	(438)
Accrued and other current and non-current liabilities	(1,497)	(1,553)
Net cash provided by (used in) operating activities	4,105	(15,146)
Cash flows from investing activities
Proceeds from sales of marketable debt securities	—	7,500
Proceeds from maturities of marketable debt securities	—	1,000
Purchases of property and equipment	(2,632)	(658)
Net cash provided by (used in) investing activities	(2,632)	7,842
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	143,754
Proceeds from exercise of stock options	94	976
Taxes withheld and paid related to net share settlement of equity awards	(1,106)	—
Deferred issuance costs	(122)	157
Net cash provided by (used in) financing activities	(1,134)	144,887
Net change in cash, cash equivalents and restricted cash	339	137,583
Cash, cash equivalents and restricted cash, at the beginning of period	277,694	88,857
Cash, cash equivalents and restricted cash, at the end of period	$278,033	$226,440
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$277,883	$221,667
Restricted cash	150	4,773
Cash, cash equivalents and restricted cash	$278,033	$226,440
Supplemental cash flow information
Cash received from tax refund	$—	$158
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$1,481	$67
Adjustment to goodwill	$—	$56

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Notes to Interim Consolidated Financial Statements (Unaudited)

1. Organization and Nature of the Business

Adicet Bio, Inc. (formerly resTORbio, Inc. (resTORbio)), together with its subsidiaries, (the Company) is a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. The Company is advancing a pipeline of off-the-shelf gamma delta T cells, engineered with chimeric antigen receptors (CARs) and T cell receptor-like antibodies to enhance selective tumor targeting, facilitate innate and adaptive anti-tumor immune response, and improve persistence for durable activity in patients. The Company's approach to activate, engineer, and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows it to generate new product candidates in a rapid and cost-efficient manner.

Adicet Bio, Inc. (when referred to prior to the merger, Former Adicet) was incorporated in November 2014 in Delaware. On September 15, 2020, Former Adicet completed a merger with resTORbio, pursuant to which Former Adicet merged with a wholly owned subsidiary of resTORbio in an all-stock transaction with Former Adicet surviving as a wholly owned subsidiary of resTORbio and changing its name to “Adicet Therapeutics, Inc.” (Adicet Therapeutics). In connection with the merger, the Company changed its name from “resTORbio, Inc.” to “Adicet Bio, Inc.” The Company’s principal executive offices are located in Boston, Massachusetts. The Company also has another office in Menlo Park, California.

Adicet Bio Israel Ltd. (formerly Applied Immune Technologies Ltd.) (Adicet Israel) is a wholly owned subsidiary of the Company and is located in Haifa, Israel. Adicet Israel was founded in 2006. During 2019, the Company consolidated its operations, including research and development activities, in the United States and as a result, substantially reduced its operations in Israel.

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $163.7 million as of March 31, 2022. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, through the public and private placements of equity securities and debt, and cash received in the merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

In December 2021, the Company closed an underwritten public offering of 7,187,500 shares of its common stock at a public offering price of $14.00 per share. The Company received net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, of approximately $94.2 million.

The Company expects that its cash and cash equivalents, including the gross proceeds it received in February 2021 and December 2021 from its underwritten public offerings and the proceeds received from a stock purchase agreement with certain existing investors, will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these interim consolidated financial statements.

All of the Company’s revenue to date is generated from a collaboration and license agreement with Regeneron Pharmaceuticals Inc, (Regeneron). The Company does not expect to generate any significant product revenue until it obtains regulatory approval of and commercializes any of the Company’s product candidates or enters into additional collaborative agreements with third parties, and it does not know when, or if, either will occur. The Company expects to continue to incur significant losses for the foreseeable future, and it expects the losses to increase as the Company continues the development of, and seeks regulatory approvals for, its product candidates and begins to commercialize any approved products. The Company is subject to all of the risks typically related to the development of new product candidates, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (CROs) and contract manufacturing organizations (CMOs), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology and it may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect its business.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies during the three months ended March 31, 2022.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2022 and consolidated results of operations for the three months ended March 31, 2022 and 2021 and consolidated cash flows for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are held at two financial institutions in the U.S. and one financial institution in Israel and such amounts may, at times, exceed insured limits. The Company invests its cash equivalents in money market funds. The Company limits its credit risk associated with cash equivalents by placing them with banks and institutions it believes are highly creditworthy and in highly rated investments. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

The Company has one customer, Regeneron, which represents all of the Company’s revenue for the three months ended March 31, 2022 and 2021 (see Note 8).

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

The current COVID-19 (coronavirus) pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. COVID-19 may impact the timing of regulatory review and clearance of investigational new drugs (INDs) for clinical trials, the enrollment of any clinical trials that are allowed to proceed, the availability of clinical trial materials and regulatory approval and commercialization of our product candidates. COVID-19 may also impact the Company’s ability to access capital, which could negatively impact short-term and long-term liquidity.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In July 2021, FASB issued ASU No. 2021-05, Lease (Topic 842), Lessors - Certain Leases with Variable Lease Payments (ASU 2021-05). ASU 2021-05 amends the lease classification requirements for lessors when classifying and accounting for a lease with variable lease payments that do not depend on a reference rate index or a rate. The update provides criteria, that if met, the lease would be classified and accounted for as an operating lease. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2021-05 in the first quarter of 2022. The impact on its consolidated financial statements and related disclosures was not material.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For SEC filers that are eligible to be smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt the provisions of ASU 2016-13 effective January 1, 2023 and is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. SEC filers that are eligible to be smaller reporting companies should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to adopt the provisions of ASU 2017-04 effective January 1, 2023 and is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

3. Goodwill and Other Intangible Assets

On September 15, 2020, Former Adicet completed its merger with resTORbio. The merger was accounted for as a business combination which requires that assets acquired, and liabilities assumed be recognized at their fair value as of the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

As part of the transaction the Company recognized goodwill of $19.5 million, which is not tax deductible and represents the excess of the consideration paid over the fair value of assets acquired and liabilities assumed. Goodwill is mainly attributable to the enhanced value of the combined company.

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

In connection with the merger, the Company entered into a Contingent Value Rights Agreement (the CVR Agreement). The contingent consideration for the contingent value right (CVR) was valued using an income approach, leveraging the probability adjusted discounted cash flow used in the valuation of the IPR&D and then deducting the administrative fee to be retained by the combined company and other permitted deductions in order to arrive at the net cash expected to be paid out to the CVR holders. The probability adjusted cash flow includes significant estimates and assumptions pertaining to commercialization events and cash consideration received by the Company for the grant of rights to commercialize RTB101 during the term of the CVR Agreement. These cash flows were then discounted to present value using the same discount rate applied in the valuation of the IPR&D. For additional background on the CVR Agreement and IPR&D, see to Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (2)	$147,075	$—	$—	$147,075
Total fair value of assets	$147,075	$—	$—	$147,075

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (2)	$147,071	$—	$—	$147,071
Total fair value of assets	$147,071	$—	$—	$147,071

(1)
Included in cash and cash equivalents in the consolidated balance sheets.
(2)
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid insurance	$1,414	$1,021
Prepayments to CROs	1,031	1,658
Prepaid maintenance	1,128	115
Prepayments to CMOs	31	1,884
Other prepaid expenses and current assets	45	31
Total prepaid expenses and other current assets	$3,649	$4,709

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	March 31, 2022	December 31, 2021
Laboratory equipment	3	$5,641	$5,502
Leasehold improvements	Lesser of useful life or lease term	1,606	1,614
Furniture and fixtures	3	303	303
Construction in progress	—	16,328	13,014
Computer equipment	3	166	216
Software	3	328	320
		24,372	20,969
Less: Accumulated depreciation and amortization		(6,636)	(6,326)
Property and equipment, net		$17,736	$14,643

Depreciation and amortization expense was $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Construction in progress has increased by $3.3 million during the three months ended March 31, 2022 due to building construction related to the Company's leased space in Redwood City, California. Construction in process is expected to continue to increase through the first half of 2022, until completion of the construction in the third quarter of 2022.

On March 18, 2022, the Company's wholly-owned subsidiary Adicet Therapeutics entered into Change Order No. 3 (the Change Order No. 3) to a construction agreement between Adicet Therapeutics and CP Enterprises, Inc. d/b/a CP Construction (CP Construction) (the Construction Agreement). The Construction Agreement provides for pre-construction and construction services at the Company's office and laboratory space in Redwood City, California (1000 Bridge Parkway) for consideration of approximately $13.8 million to CP Construction, including previous change orders. The Change Order No. 3 increased the budget for the construction by approximately $5.3 million in order to build one GMP cell processing and one vector manufacturing suite in addition to controlled materials warehousing at 1000 Bridge Parkway.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$2,314	$4,020
Accrued CMO costs	1,617	1,077
Accrued professional services	783	546
Accrued other research and development expenses	418	504
Accrued other liabilities	53	503
Accrued CRO costs	18	32
Total accrued and other liabilities	$5,203	$6,682

8. Regeneron License and Collaboration Arrangement

Agreement Terms

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of March 31, 2022. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $100.0 million of option exercise fees, as specified in the Regeneron Agreement. Regeneron must also pay the Company high single digit royalties as a percentage of net sales for ICPs to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale.

Equity Investments. In connection with its collaboration, Regeneron and the Company entered into a side letter pursuant to which, among other matters, Regeneron was granted certain stockholder rights and investment rights in connection with the Company’s next equity financing that met certain criteria and in connection with an initial public offering by the Company. Regeneron exercised its investment right and purchased approximately $10.0 million of the Company’s Series B redeemable convertible preferred stock in a private placement transaction in July 2019. The remaining obligations under the side letter agreement terminated immediately prior to the closing of the merger with resTORbio.

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

At contract inception, the Company determined the transaction price of the Regeneron Agreement to be $55.0 million, consisting of the $25.0 million upfront payment and the aggregate research funding fees of $30.0 million payable over the research term. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Per the terms of the original Regeneron Agreement prior to the amendment effective from July 2019, the research funding fees of $30.0 million were payable merely due to the passage of time and therefore did not represent a variable consideration. After the amendment became effective in July 2019, $20.0 million of these fees became contingent upon meeting certain development and regulatory milestones. Therefore, the Company concluded that after the amendment such potential payments became variable consideration. The receipt of the variable consideration was subject to substantial uncertainty and was therefore excluded from the transaction price upon the effective date of the amendment. Accordingly, the transaction price was reduced to $35.0 million in July 2019. The Company re-evaluates the transaction price if there is a significant change in facts and circumstances at least at the end of each reporting period. The Company increased the transaction price by $10.0 million in June 2020 to $45.0 million when it achieved the milestone for the selection of a clinical candidate to the second collaboration target under the Regeneron Agreement. The Company recorded a $4.0 million revenue reduction in the first quarter of 2021 as a result of an adjustment to cumulative revenue recognized due to a change in overall estimated costs primarily due to an extension of time to fulfill the combined performance obligation. During the three months ended March 31, 2022, the Company recorded $25.0 million in revenue, inclusive of a $20 million option exercise fee described below.

The Company has determined that the combined performance obligation is satisfied over time. ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that depicts the Company’s performance in transferring control of the services. Accordingly, the Company utilizes a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because it reflects how the Company transfers its performance obligation to Regeneron. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations over the research term of five years. For revenue recognition purposes, the five-year term had been extended to the first quarter of 2022 due to additional time required to complete the performance obligations under the Regeneron Agreement. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. The Company's obligations under the combined performance obligation were completed during the three months ended March 31, 2022.

The following tables present changes in the Company’s contract liabilities for the three months ended March 31, 2022 and 2021 (in thousands):

Three Months Ended March 31, 2022	Balance at Beginning of Period	Additions (Deductions) (1) (2)	Balance at End of Period
Contract liability	$4,805	$(4,805)	$—

Three Months Ended March 31, 2021	Balance at Beginning of Period	Additions (Deductions) (1) (2)	Balance at End of Period
Contract liability	$13,980	$3,981	$17,961

(1)
Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.
(2)
Additions are the result of a reduction to cumulative revenue recognized as a result of a change in overall estimated costs, primarily due to an extension of time to fulfill the combined performance obligation, which was recorded as a change in estimate during the three months ended March 31, 2021.

On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002, an allogeneic gamma delta chimeric antigen receptor (CAR) T cell therapy directed against Glypican-3, pursuant to the Regeneron Agreement. In conjunction with the exercise of the Option, Regeneron paid an exercise fee of $20.0 million to the Company on January 28, 2022, and the Company completed the transfer of the associated license rights to Regeneron by March 31, 2022.

Pursuant to the Regeneron Agreement, upon Regeneron’s exercise of the option, the Company had a specified period of time to elect to co-fund future development costs of ADI-002, and to participate in any potential profits with Regeneron up to a specified co-funding percentage in various geographic regions, including on a worldwide basis (Co-Funding Option). The Company elected not to exercise its Co-Funding Option for ADI-002. Accordingly, Regeneron is responsible, at its sole cost, for all development, manufacturing and commercialization of ADI-002 and must pay the Company high single digit royalties as a percentage of any net sales of ADI-002 for a period commencing on the first commercial sale until the longer of (i) the expiration or invalidity of the licensed patent rights or (ii) a low double digit amount of years from first commercial sale.

As of March 31, 2022, there were no contract liabilities related to the Regeneron Agreement. Additionally, As of March 31, 2022, there were no contract assets which would be reflected as accounts receivable-related party on the consolidated balance sheet.

As of March 31, 2021, contract liabilities related to the Regeneron Agreement of $18.0 million was comprised of the $25.0 million upfront payment and additional $5.0 million research funding fees in each of 2017 and 2018, and $10.0 million for achievement of the milestone for the selection of a clinical candidate to the second collaboration target in June 2020 less $27.0 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of March 31, 2021.

9. License, Funding and Other Agreements

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

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. For the three months ended March 31, 2022, no qualifying expenses have been incurred and nothing has been funded by the NIH. On a cumulative basis as of March 31, 2022, $1.3 million has been incurred and $1.3 million has been funded by the NIH.

10. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Menlo Park, CA, Redwood City, CA, and Boston, MA.

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the quarter ended March 31, 2022 (in thousands):

March 31,
2022
Lease Cost
Operating lease cost	$1,007
Short-term lease cost	143
Variable lease cost	—
Sublease Income	(167)
Total lease cost	$983
Other Information
Operating cash flows used for lease liabilities	$511
Operating lease right of use asset obtained in exchange of operating lease liability	$—
Weighted-average remaining lease term - operating leases	7.5
Weighted-average discount rate - operating leases	7.1%

On July 19, 2021, the Company entered into a Sublease (the Sublease Agreement) with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of office space in Boston, MA, currently leased by the Company pursuant to the Company’s lease with 500 Boylston & 222 Berkeley Owner (DE) LLC, dated January 8, 2018, as amended (the Master Lease). The term of the sublease started on September 1, 2021 and ends on July 30, 2026. The aggregate base rent due to the Company under the Sublease is approximately $3.5 million which began on October 1, 2021. Upon execution of the Sublease Agreement, the Company received a cash security deposit of $0.1 million from the Sublessee which is recorded as other non-current liabilities in the consolidated balance sheets. The expected sublease income as of March 31, 2022 is as follows (in thousands):

March 31, 2022
2022	$493
2023	671
2024	685
2025	699
2026	416
Total	$2,964

Further, the Company remains liable for the remaining lease payments under the Master Lease, totaling $3.1 million, which is included in future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of March 31, 2022 were as follows (in thousands):

March 31, 2022
2022	$2,582
2023	3,428
2024	3,525
2025	3,625
2026 and thereafter	13,747
Total undiscounted lease payments	26,907
Less: imputed interest	6,324
Total operating lease liability	20,583
Less: current portion	1,733
Operating lease liability, net of current maturities	$18,851

11. Stockholders' Equity

Common Stock

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock as of December 31, 2021.

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of March 31, 2022, no dividends on common stock had been declared by the Board of Directors.

The Company has the following shares of common stock reserved for future issuance:

	March 31, 2022	December 31, 2021
Stock options available for future grant	3,531,453	1,961,338
Stock options issued and outstanding	5,376,145	3,875,317
Unvested restricted stock units	538,660	771,660
Common stock warrants issued and outstanding	220,890	220,890
Total common stock reserved	9,667,148	6,829,205

Warrants to Purchase Shares of Common Stock

As of March 31, 2022, the Company’s outstanding warrants to purchase shares of common stock, consisted of the following:

Issuance Date	Number of Shares of Common Stock Issuable	Exercise Price	Classification	Expiration Date
September 15, 2020	101,610	$11.3177	Equity	July 25, 2026
September 15, 2020	30,924	$11.3177	Equity	August 21, 2026
September 15, 2020	77,312	$11.3177	Equity	September 19, 2026
September 15, 2020	11,044	$11.3177	Equity	September 26, 2026
	220,890

12. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,687	$1,588
General and administrative	2,663	1,455
Total stock-based compensation	$4,350	$3,043

Stock Options

A summary of stock option activity for three months ended March 31, 2022 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,875,317	$14.08	8.85	$13,212
Options authorized	—
Options granted	1,555,000	$14.59
Options exercised	(10,099)	$9.29
Options forfeited or cancelled	(44,073)	$14.21
Outstanding, March 31, 2022	5,376,145	$14.24	8.89	$30,825
Options exercisable, March 31, 2022	1,296,481	$13.67	8.45	$8,174
Vested and expected to vest, March 31, 2022	5,376,145	$14.24	8.89	$30,825

The assumptions used in the Black Scholes Model to calculate stock-based compensation are as follows:

	Three Months Ended March 31,
	2022	2021
Fair value of common stock	$11.93 - $19.97	$8.33 - $11.39
Expected term (years)	5.8 - 6.1	5.9 - 6.1
Volatility	77.4% - 77.7%	79.2% - 79.8%
Risk free rates	1.6% - 2.4%	0.7% - 0.9%
Dividend rate	0.0%	0.0%

Restricted Stock Units

In August 2021, the Company granted 210,750 restricted stock units (RSUs) to employees with a weighted-average grant date fair value of $7.12 per share.

In October 2021, the Company granted 560,000 RSUs with service and performance conditions to certain employees, 224,000 of which vested during the three months ended March 31, 2022. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfilment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The Company recognized $1.1 million of related expense during the three months ended March 31, 2022.

The summary of RSU activity and related information follows:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2021	771,660	$7.84
RSUs granted	—	-
RSUs Vested	(224,000)	$8.02
RSUs forfeited	(9,000)	$7.12
Outstanding, March 31, 2022	538,660	$7.75

Summary of Plans

The Company has a 2014 Share Option Plan (the 2014 Plan), 2015 Stock Incentive Plan (the 2015 Plan), 2017 Stock Incentive Plan (the 2017 Plan), 2018 Stock Incentive Plan (the 2018 Plan), and 2018 Employee Stock Purchase Plan (the 2018 ESPP, and, collectively with the 2014 Plan, the 2015 Plan, the 2017 Plan and the 2018 Plan, the Plans). There have been no material changes in the Plans from those disclosed in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The 2017 Plan and 2018 Plan

As of March 31, 2022, the number of shares of common stock available for grant under the 2017 and 2018 Plan is 2,641,835 shares. As of March 31, 2022, an aggregate of 4,234,328 shares of common stock were issuable upon the exercise of outstanding stock options under the 2017 Plan and 2018 Plans at a weighted average exercise price of $15.03 per share. Included in this amount was a grant of 6,410 PSUs, 210,750 RSUs and 560,000 RSUs the Company granted in May 2021, August 2021 and October 2021, respectively.

The 2014 Plan and 2015 Plan

As of March 31, 2022, the number of shares of common stock available for grant under the 2014 and 2015 Plans is 13,418. As of March 31, 2022, an aggregate of 1,171,193 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2015 plan at a weighted average exercise price of $11.89 per share and an aggregate of 185,396 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan at a weighted average exercise price of $1.61 per share.

2018 Employee Stock Purchase Plan

On January 1, 2022, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 524,775 to 922,144 shares. No shares have been issued under the 2018 ESPP during the three months ended March 31, 2022.

Inducement Grant

As of March 31, 2022, an aggregate of 486,303 shares of common stock were issuable upon the exercise of inducement grants of stock options approved by the Company in accordance with Nasdaq listing Rule 5635(c)(4) at a weighted average exercise price of $14.52 per share.

13. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders - basic and diluted	$4,618	$(21,319)
Weighted-average shares used in computing net income (loss) per share attributable to common shareholders, basic	39,823,246	26,099,954
Effect of dilutive securities:
Stock options	5,376,145	—
Unvested restricted stock awards	538,660	—
Common stock warrants	220,890	—
Weighted-average shares used in computing net income (loss) per share attributable to common shareholders, diluted	45,958,941	26,099,954
Net income (loss) per share attributable to common stockholders, basic	$0.12	$(0.82)
Net income (loss) per share attributable to common stockholders, diluted	$0.10	$(0.82)

For the three months ended March 31, 2021, 4,767,007 options to purchase common stock and 220,890 common stock warrants were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was antidilutive.

14. Income Taxes

The Company recognized no income tax expense during the three months ended March 31, 2022, compared to an income tax benefit of $48,000 during the three months ended March 31, 2021. The income tax benefit during the three months ended March 31, 2021 was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from IPR&D.

The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of March 31, 2022.

15. Related Party

As of March 31, 2022, Regeneron owned 883,568 shares of the Company’s common stock, respectively. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing. For the three months ended March 31, 2022, the Company recorded revenue from the Regeneron Agreement of $25.0 million. See Note 8 for a discussion of the Regeneron Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q , as supplemented by our subsequent filings with the SEC.

Overview

We are a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. We are advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs) and T cell receptor-like antibodies (TCRL), to enhance selective tumor targeting, facilitate innate and adaptive anti-tumor immune response, and improve persistence for durable activity in patients. Our approach to activate, engineer and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows us to generate new product candidates in a rapid and cost-efficient manner.

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is in an ongoing Phase 1 study for the treatment of Non-Hodgkin's lymphoma (NHL). Our pipeline also includes ADI-002, an allogeneic gamma delta CAR-T cell therapy expressing a GPC3-targeted CAR and a cell intrinsic soluble form of interleukin-15 (IL-15), for the treatment of solid tumors. In addition, we are engaged in discovery and preclinical stage activities directed to expansion of our pipeline of product candidates for both hematological malignancies and solid tumors.

Our proprietary engineering and manufacturing process begins with isolating and expanding gamma delta T cells from the blood of unrelated donors, and results in the potential to treat up to 1,000 patients per batch depending on dosing and the CAR target. The potential to administer product candidates based on gamma delta T cells to patients without inducing a graft versus host immune response could mean that our product candidates can potentially be used as “off-the-shelf” therapies. This is in contrast to products based on alpha beta T cells, which either must be manufactured for each patient from his or her own T cells, or require significant gene editing to manufacture if the T cells are derived from donors that are unrelated to the patient. Based on what we believe is the unique potential of these cells and associated modifications, we are initially developing product candidates in oncology, both for hematological malignancies and for solid tumors. In October 2020, the U.S. Food and Drug Administration (FDA) cleared our Investigational New Drug (IND) application for ADI-001, our lead product candidate, for the treatment of NHL. In March 2021, we initiated the first-in-human clinical trial to assess safety and efficacy of ADI-001 in NHL patients. The Phase 1 study for ADI-001 will enroll up to 80 late-stage NHL patients at a number of cancer centers across the United States. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In December 2021, we announced positive interim clinical data from the initial dose escalation portion of this study. We expect to report updated interim data for the Phase 1 study of ADI-001 at the American Society of Clinical Oncology (ASCO) annual meeting on June 6, 2022. In April 2022, the FDA granted Fast Track Designation for ADI-001 for NHL.

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

In December 2021, we completed an underwritten public offering of 7,187,500 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to an additional 937,500 shares of common stock, at a public offering price of $14.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $94.2 million.

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Sales Agreement (the 2021 Sales Agreement) with JonesTrading Institutional Services (the Agent), pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. No shares were sold under the 2021 Sales Agreement as of March 31, 2022.

Loan Agreement

On October 21, 2021, we amended our Loan and Security Agreement (the Loan Agreement) with Pacific Western Bank (PacWest) (the Loan Amendment) under which PacWest will provide one or more term loans (the Term Loans), as well as certain Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million. As of March 31, 2022, we had outstanding Non-Formula Ancillary Services of $4.4 million. Accordingly, as of March 31, 2022, we had $10.6 million available under the Term Loan. Pursuant to the Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate (as defined in the Loan Agreement) then in effect and (ii) 4.25%.

Change Order for 1000 Bridge Parkway Construction

On March 18, 2022, our wholly-owned subsidiary Adicet Therapeutics, Inc. (Adicet Therapeutics) entered into Change Order No. 3 (the Change Order No. 3) to a construction agreement between Adicet Therapeutics and CP Enterprises, Inc. d/b/a CP Construction (CP Construction) (the Construction Agreement). The Construction Agreement provides for pre-construction and construction services at our office and laboratory space in Redwood City, California (1000 Bridge Parkway) for consideration of approximately $13.8 million to CP Construction, including previous change orders. The Change Order No. 3 increased the budget for the construction by approximately $5.3 million in order to build one GMP cell processing and one vector manufacturing suite in addition to controlled materials warehousing at 1000 Bridge Parkway.

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported in China. The spread of COVID-19 from China to other countries resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Since then, COVID-19 has spread globally and new variants of the virus have emerged. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses. The continued spread of COVID-19, despite progress in vaccination efforts, has resulted in significant governmental measures being implemented to control the spread of COVID-19 and its variants. These measures may result in a period of business, supply, and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

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

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and have received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of March 31, 2022. In addition, Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees for a certain number of Collaboration ICPs. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002 and Regeneron potentially has additional options to other Collaboration ICP targets under the Regeneron Agreement. We declined to exercise our option to co-fund the development of ADI-002 with Regeneron, and accordingly, Regeneron must also pay us high single digit royalties as a percentage of net sales for ADI-002 or any other optioned ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double digit royalties as a percentage of net sales of Collaboration ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

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

General and Administrative

General and administrative expenses consist principally of payroll and personnel expenses, including salaries and bonuses, benefits and stock based compensation expenses, professional fees for legal, consulting, accounting and tax services, allocated overhead expenses, including rent, equipment, depreciation, information technology costs and utilities, and other general operating expenses not otherwise classified as research and development expenses.

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

Other Expense, Net

Other income (expense), net primarily consists of state franchise and capital taxes not related to income.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenue – related party	$24,990	$(3,981)	$28,971	(728%)
Operating expenses
Research and development	13,483	11,743	1,740	15%
General and administrative	6,801	5,630	1,171	21%
Total operating expenses	20,284	17,373	2,911	17%
Income (loss) from operations	4,706	(21,354)	26,060	(122%)
Interest income	32	41	(9)	(22%)
Interest expense	(18)	(50)	(32)	(64%)
Other expense, net	(102)	(4)	(98)	(2,450%)
Income (loss) before income tax benefit	4,618	(21,367)	25,985	(122%)
Income tax provision (benefit)	—	(48)	48	(100%)
Net income (loss)	$4,618	$(21,319)	$25,937	(122%)

Revenue

Revenue increased by $29.0 million, or 728%, for the three months ended March 31, 2022 compared to the same period in 2021 resulting from the increase in revenue recognized under the Regeneron Agreement. The increase was primarily due to the exercise of an option by Regeneron related to ADI-002 which resulted in a $20.0 million payment received, which was recognized as revenue during the three months ended March 31, 2022. Additionally, during the three months ended March 31, 2021, there was a change in estimate related to the estimated costs to complete the Company’s performance obligations related to the Regeneron Agreement, which resulted in negative revenue during the period.

Research and development

	Three Months Ended March 31,
	2022	2021
Payroll and personnel expenses(1)	$6,554	$5,944
Costs incurred under agreements with consultants, CMOs, and CROs	3,384	3,018
Lab materials, supplies, and maintenance of equipment used for research and development activities	1,459	1,055
Other research and development expenses(2)	2,086	1,726
Total research and development expenses	$13,483	$11,743

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $1.7 million, or 15%, during the three months ended March 31, 2022 compared to the same period in 2021. The increase in research and development expenses was primarily due to a $0.6 million increase in payroll and personnel expenses resulting from an increase in overall headcount, a $0.4 million increase in lab supplies and consumables expenses and $0.4 million increase in CMO and other externally sponsored research and development expense. In addition, there was a $0.4 million increase in facility and other expenses for the period. This was partially offset by a $0.2 million decrease in CRO expense related to initial setup fees for our Phase 1 trial.

General and administrative

General and administrative expenses increased by $1.2 million, or 21%, during the three months ended March 31, 2022 as compared to the same period in 2021. The increase in general and administrative expenses was primarily due a $1.5 million increase in payroll and personnel fees, which includes an increase in stock based compensation of $1.2 million, salaries and benefits of $0.2 million and recruiting fees of $0.1 million. These increases were the result of increased headcount for the period. This increase was partially offset by a $0.3 million decrease in professional service fees, which includes a $0.3 million decrease in audit fees related to the merger with resTORbio, Inc, offset by a less than $0.1 million increase in legal fees.

Interest income

Interest income decreased by less than $0.1 million, or 22%, during the three months ended March 31, 2022 as compared to the same period in 2021, which was primarily due to sales of our marketable debt securities prior to 2022.

Interest Expense

Interest expense decreased by less than $0.1 million or 64% during the three months ended March 31, 2022 as compared to the same period in 2021 due to the straight-line non-cash amortization of costs incurred in connection with the Loan Agreement entered into in April 2020, and subsequently amended in October 2021.

Other expense, net

Other expense, net increased by $0.1 million, during the three months ended March 31, 2022 as compared to the same period in 2021. For the quarter ended March 31, 2022, we recorded franchise taxes of approximately $65,000. Additionally, we recorded realized losses related to foreign exchange currency of approximately $20,000 and a loss from disposal of assets of approximately $18,000. For the quarter ended March 31, 2021, we incurred realized losses related to foreign exchange of approximately $18,000.

Income tax expense

We recognized no income tax expense during the three months ended March 31, 2022 compared to an income tax benefit of $48,000 during the three months ended March 31, 2021. The income tax benefit of $48,000 was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from in process research and development (IPR&D) for the three months ended March 31, 2021.

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

In March 2021, we entered into the 2021 Sales Agreement, pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through JonesTrading Institutional Services, LLC as our sales agent. As of March 31, 2022, no shares have been sold under the 2021 Sales Agreement.

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

As of March 31, 2022, we had cash and cash equivalents of $277.9 million. We expect that the cash and cash equivalents will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loan Agreement

On October 21, 2021, we amended our Loan Agreement with PacWest (the Loan Amendment) under which PacWest will provide one or more Term Loans, as well as certain Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million. As of March 31, 2022, we had outstanding Non-Formula Ancillary Services of $4.4 million. Accordingly, as of March 31, 2022, the Company has $10.6 million available under the Term Loan. Pursuant to the Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

As of the date of this Quarterly Report on Form 10-Q, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

Future Funding Requirements

We recorded net income of $4.6 million for the three months ended March 31, 2022. Prior to this period, we have recorded net losses since inception. As of March 31, 2022, we had an accumulated deficit of $163.7 million.

As of March 31, 2022, we had cash and cash equivalents of $277.9 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least 12 months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$4,105	$(15,146)
Investing activities	(2,632)	7,842
Financing activities	(1,134)	144,887
Net increase in cash, cash equivalents and restricted cash	$339	$137,583

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2022. Cash provided in operating activities consisted of net income of and non-cash adjustments of $5.4 million, offset by a net decrease in assets and liabilities of $5.9 million. Non-cash items primarily included depreciation and amortization of $0.4 million, stock-based compensation expense of $4.4 million, and non-cash lease expense of $0.6 million. The net change in assets and liabilities was primarily due to a decrease in deferred revenue of $4.8 million related to the Regeneron Agreement, a decrease in accrued and other current liabilities of $1.5 million, and an increase of prepaid expenses and other current assets of $1.1 million.

Net cash used in operating activities was $15.1 million for the quarter ended March 31, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $21.3 million, adjusted for non-cash activities of $8.3 million. The non-cash activities are composed of depreciation expense of $0.3 million, a non-cash lease expense of $0.7 million related to amortization of right of use, stock-based compensation expense of $3.0 million, a non-cash expense for impairment of IPR&D of $0.5 million, a gain on the remeasurement of contingent consideration liability of $0.4 million, amortization of the deferred debt issuance cost of $0.2 million, and reduction to revenue of $4.0 million. Changes in operating assets and liabilities were composed of a decrease in lease liabilities of $0.4 million, and a decrease in accrued and other current liabilities of $1.6 million, partially offset by an increase in other non-current assets of $0.4 million and an increase in accounts payable of $0.2 million. Increases in accounts payable and decreases in accrued and other liabilities resulted from the timing of payments to our service providers.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.6 million for the three months ended March 31, 2022, which consisted purchases of property and equipment of $2.6 million, primarily related to the construction of our new building in Redwood City, California.

Net cash used in investing activities for the three months ended March 31, 2021 was $7.8 million, which included proceeds from the sale of marketable securities of $7.5 million and proceeds from the maturities of marketable securities of $1.0 million. This was partially offset by purchases of property and equipment of $0.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.1 million for the three months ended March 31, 2022, which was related to an increase in the cash paid for taxes withheld on to the net share settlement of equity awards of $1.1 million and deferred offering costs paid of $0.1 million, offset by net proceeds from the issuance of common stock in connection with the exercise of stock options under our equity plans of approximately than $0.1 million.

Net cash provided by financing activities was $144.9 million for the three months ended March 31, 2021, was related to net cash proceeds received from our public offering in February 2021 of $143.8 million, cash proceeds of $1.0 million from exercise of stock options and deferred debt issuance costs of $0.2 million.

Leases

We currently lease an office space in Boston, MA under a non-cancellable operating lease (the Boston Lease), with an expiration date of July 31, 2026. The Boston Lease was amended on April 1, 2019, to relocate into a premises in the same building with additional space. The initial annual base rent for this lease was $0.6 million and increases 2% annually. On July 19, 2021, we entered into a sublease agreement with the office space in Boston, MA. The term of the sublease started on September 1, 2021 and will end on July 30, 2026. The aggregate base rent due to us under the Sublease Agreement is approximately $3.5 million. Pursuant to the sublease agreement, we agreed to transfer certain furniture located in the subleased premises to the sublessee for $1.00. We remain liable for the lease payments under the Boston Lease.

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

On July 30, 2021, we entered a short-term lease agreement with the Boston Properties, Inc. for a temporary office space located at 200 Clarendon Street, Boston, Massachusetts (the Boston Lease). The initial lease term commenced on July 30, 2021 and expired on November 30, 2021. In February 2022, we extended the lease term to expire on July 31, 2022. The base rent is approximately $9,000 per month.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, accruals related to CMO, CRO and research and development expenses, equity-based compensation, valuation of the IPR&D and the contingent value rights agreement (applicable through the quarter ending March 31, 2021), as discussed in our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, determination of the fair value of common shares prior to our Merger are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future (applicable through the quarter ending March 31, 2021). These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022.

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

Recently Issued and Adopted Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2022, we had cash and cash equivalents of $277.9 million, consisting of interest-bearing money market funds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

Foreign Currency Exchange Risk

Our headquarters are located in the United States, where a majority of our general and administrative expenses and research and development costs are incurred in U.S. Dollars. As we grow our business, our results of operations and cash flows may be subject to fluctuations due to foreign currency exchange rates. As of March 31, 2022, we do not believe foreign currency exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Inflation Risk

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. As of March 31, 2022, we do not believe that inflation has had a material effect on our business, financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Prior to this period we incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including a follow-on public offering in December 2021 which raised net proceeds of approximately $94.2 million from the sale of our common stock. Although we recorded net income of $4.6 million for the three months ended March 31, 2022, this was primarily due to the completion of a milestone under the Regeneron Agreement (as defined below) related to ADI-002 which resulted in a $20.0 million payment received. As of March 31, 2022, we had an accumulated deficit of $163.7 million.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with our existing cash and cash equivalents we are able to fund our expenses and capital expenditure requirements beyond twelve months from the issuance of the accompanying unaudited consolidated financial statements and into the second half of 2024. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our own future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

We do not currently own or operate any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical development. We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or through our CMOs, including timely supply of off-the-shelf product to satisfy demands to support clinical trials of any of our product candidates. Very few companies have experience in manufacturing gamma delta T cell therapy derived from blood of unrelated donors and gamma delta T cells require several complex manufacturing steps before being available as a mass-produced, off-the-shelf product. While we believe our manufacturing and processing approaches are appropriate to support our clinical product development, we have limited experience in managing the allogeneic gamma delta T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by or on our behalf will result in T cells that will be safe and effective.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with our existing cash and cash equivalents we are able to fund our expenses and capital expenditure requirements beyond twelve months from the issuance of the accompanying unaudited consolidated financial statements and into the second half of 2024. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Other than the funding agreement and our loan agreement with Pacific Western Bank, we have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization themselves. Additionally, United States and global economic uncertainty, higher interest rates and diminished credit availability may limit our ability to incur indebtedness on favorable terms. Furthermore, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our ability to obtain additional funding.

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

Our business, financial position, results of operations or cash flows may be affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused, and is likely to continue to cause, in the United States and international markets, including as a result of prolonged economic downturn or recession. Since January 2020, the COVID-19 pandemic has spread around the world. The continued spread of COVID-19, despite progress in vaccination efforts, has resulted in significant governmental measures being implemented to control the spread of COVID-19 and its variants, including quarantines, travel restrictions, social distancing and business shutdowns. Such measures have had, and are likely to continue to have, adverse impacts on the United States economy of uncertain severity and duration and may negatively impact our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and may further affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The ongoing COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our future clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency, and clinical trial sites may be less willing to enroll patients in clinical trials that may compromise a person’s immune system. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to ADI-001 or our other product candidates. Additionally, while the ultimate economic impact, and duration of the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

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

*The current conflict between Russia and Ukraine may increase the likelihood of supply interruptions which could impact our ability to find the materials we need to make our product candidates.

The military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and hinder our ability to find the materials we need to make our product candidates. Supply disruptions make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which increases pressure on our costs and increases the risk that we may be unable to acquire the necessary goods and services to successfully manufacture our product candidates. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical or clinical trials, such as our clinical trial of ADI-001 in NHL patients, could be delayed or suspended. Any delay or interruption in the supply of trial supplies could delay the completion of such trials, increase the costs associated with maintaining these research and development activities and, depending upon the period of delay, require us to commence new preclinical or clinical trials at additional expense or terminate such trials completely.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. For further discussion on U.S. healthcare regulations, see the section entitled “Business – Government Regulation and Product Approval - Other United States Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K.

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

We are subject to federal and state data privacy and security laws and regulations and laws and expectations relating to privacy continue to evolve. Changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, the California Consumer Privacy Act requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. In addition, the California Privacy Rights Act (CPRA) as well as comprehensive privacy laws in Colorado and Virginia will become effective in 2023. Further, numerous other states have proposed similar privacy laws. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Any of the foregoing may have a material adverse effect on our ability to provide services to patients and, in turn, our results of operations

The collection and use of personal data in the European Union (EU) are governed by the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of December 31, 2021, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron by March 31, 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

During the five-year period following the effective date of the Regeneron agreement, with certain limited exceptions, we may not directly or indirectly research, develop, manufacture or commercialize a gamma delta immune cell product (ICP) or grant a license to do the foregoing, except pursuant to the terms of the Regeneron agreement. Both parties also have obligations not to research, develop, manufacture or commercialize an ICP with the same target as one being developed under a research program or commercialized by a party (and royalty bearing under the agreement), for so long as such activities are occurring. These exclusivity obligations are limited to engineered gamma delta immune cells to targets reasonably considered to have therapeutic relevance in oncology. If our collaboration with Regeneron is not successful, including any failure caused by the risks listed in the preceding paragraphs, and the agreement and research programs are not terminated, we may not be able to enter into collaborations with other companies with respect to ICPs and our business could be adversely affected.

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

Our product candidates require many specialty raw materials, including viral vectors that deliver the targeting moiety and other genes to the product candidate. We currently manufacture through contract manufacturers, some of which have limited resources and experience supporting a commercial product, and such suppliers may not be able to deliver raw materials to our specifications. Those suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We also do not have contracts with many of these suppliers, and we may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing. Additionally, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the materials needed for our clinical trials, which could lead to delays in these trials.

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

Further, we will be required to comply with FDA's promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturers' communications on the subject of off-label use of their products. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates. For further discussion on coverage and reimbursement matters, see the section entitled “Business – Government Regulation and Product Approval – Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. For further discussion on healthcare reform matters, see the section entitled “Business – Government Regulation and Product Approval – Healthcare Reform” in our Annual Report on Form 10-K.

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

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 43.8% of our outstanding voting common stock. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Risks Related to Market Uncertainties

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, volatile interest rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In addition, inflation rates in the U.S. have recently increased to levels not seen in decades. We believe that the state of global economic conditions are particularly volatile and uncertain, not only in light of the COVID-19 pandemic and the potential global recession resulting therefrom, but also due to recent global tensions and unexpected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may negatively impact our ability to conduct clinical trials on the scale and timelines anticipated. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make obtaining any necessary debt or equity financing more difficult, more costly and more dilutive. For example, as a result of political, social, and economic instability abroad, including as a result of armed conflict, war or threat of war, in particular, the current conflict between Russia and Ukraine, including resulting sanctions, terrorist activity and other security concerns in general, there could be a significant disruption of global financial markets, impairing our ability to raise capital when needed on acceptable terms, if at all. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.

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

On March 12, 2021, we filed a registration statement on Form S-3 (File No. 333-254193) with the SEC, which was declared effective on March 30, 2021 (2021 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Capital On Demand™ Sales Agreement (Sales Agreement) with JonesTrading Institutional Services, LLC (Sales Agent), to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2021 Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. On March 15, 2022, we filed a registration statement on Form S-3 (File No. 333-263587) with the SEC, which was amended by the Amendment No. 1 to the Registration Statement on Form S-3, as filed with the SEC on March 16, 2022, declared effective on May 9, 2022 (2022 Shelf Registration Statement, together with the 2021 Shelf Registration Statement, the Shelf Registration Statements), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statements or otherwise, the market price of our common stock could decline significantly.

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

10.1

Change Order No. 1, dated September 23, 2021, by and between Adicet Therapeutics, Inc. and CP Enterprises, Inc. d/b/a CP Construction (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on March 24, 2022).

10.2

Change Order No. 2, dated March 18, 2022, by and between Adicet Therapeutics, Inc. and CP Enterprises, Inc. d/b/a CP Construction (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on March 24, 2022).

10.3

Change Order No. 3, dated March 18, 2022, by and between Adicet Therapeutics, Inc. and CP Enterprises, Inc. d/b/a CP Construction (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on March 24, 2022).

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

ADICET BIO, INC.

Date: May 12, 2022	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: May 12, 2022	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)