Form 10-Q
period 2022-06-30
Adicet Bio, Inc.
filed 2022-08-10
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-38359

Adicet Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3305277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Berkeley Street, 19th Floor Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(650) 503-9095

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ACET	The Nasdaq Global Market

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

As of August 5, 2022, the registrant had 40,030,801 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We may not be able to file investigational new drug (IND) applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the U.S. Food and Drug Administration (FDA) may not permit us to proceed.
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
•
If our collaboration with Regeneron Pharmaceuticals, Inc. (Regeneron) is terminated, or if Regeneron materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed.
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
•
our expectations regarding our additional internal gamma delta T cell therapy programs in preclinical development and our research pipeline;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$260,642	$277,544
Accounts receivable—related party	—	185
Prepaid expenses and other current assets	3,446	4,709
Total current assets	264,088	282,438
Property and equipment, net	23,167	14,643
Operating lease right-of-use asset	21,398	20,358
Goodwill	19,462	19,462
Restricted cash	—	150
Other non-current assets	1,789	1,887
Total assets	$329,904	$338,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,146	$3,263
Contract liabilities — related party, current	—	4,805
Accrued and other current liabilities	9,991	6,682
Operating lease liability	2,261	1,567
Total current liabilities	16,398	16,317
Operating lease liability, net of current portion	20,124	19,377
Other non-current liabilities	115	115
Total liabilities	36,637	35,809
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; none issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 40,020,755 and 39,736,914 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	479,507	471,449
Accumulated deficit	(186,244)	(168,324)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	293,267	303,129
Total liabilities and stockholders’ equity	$329,904	$338,938

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue—related party	$—	$4,814	$24,990	$833
Operating expenses:
Research and development	16,178	10,616	29,661	22,359
General and administrative	6,529	5,025	13,330	10,655
Total operating expenses	22,707	15,641	42,991	33,014
Loss from operations	(22,707)	(10,827)	(18,001)	(32,181)
Interest income	325	9	357	50
Interest expense	(18)	(51)	(36)	(101)
Other expense, net	(138)	(62)	(240)	(66)
Loss before income tax provision (benefit)	(22,538)	(10,931)	(17,920)	(32,298)
Income tax provision (benefit)	—	(77)	—	(125)
Net loss	$(22,538)	$(10,854)	$(17,920)	$(32,173)
Net loss per share, basic and diluted	$(0.56)	$(0.34)	$(0.45)	$(1.11)
Weighted-average common shares used in computing net loss per share, basic and diluted	40,075,060	31,824,405	39,975,503	28,977,993
Other comprehensive loss:
Unrealized loss on marketable debt securities, net of tax	—	(2)	—	(24)
Total other comprehensive loss	—	(2)	—	(24)
Comprehensive loss	$(22,538)	$(10,856)	$(17,920)	$(32,197)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	39,736,914	$4	$471,449	$(168,324)	$303,129
Issuance of common stock upon exercise of stock options	10,099	—	93	—	93
Issuance of common stock upon vesting of restricted stock	224,000	—	—	—	—
Shares withheld for taxes	(85,197)	—	(1,106)	—	(1,106)
Stock-based compensation expense	—	—	4,350	—	4,350
Net income	—	—	—	4,618	4,618
Balance at March 31, 2022	39,885,816	$4	$474,786	$(163,706)	$311,084
Issuance of common stock upon exercise of stock options	17,854	—	183	—	$183
Issuance of common stock upon exercise of warrants	100,731	—	—	—	—
Purchase of common stock under ESPP	16,354	—	203	—	203
Stock-based compensation expense	—	—	4,335	—	4,335
Net loss	—	—	—	(22,538)	(22,538)
Balance at June 30, 2022	40,020,755	$4	$479,507	$(186,244)	$293,267

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	19,677,249	$2	$216,126	$(106,325)	$24	$109,827
Issuance of common stock upon exercise of stock options	393,991	—	976	—	—	976
Issuance of common stock related to financing	11,729,353	1	143,753	—	—	143,754
Exercise of warrant	1,806	—	—	—	—	—
Stock-based compensation expense	—	—	3,043	—	—	3,043
Net loss	—	—	—	(21,319)	—	(21,319)
Other comprehensive loss	—	—	—	—	(22)	(22)
Balance at March 31, 2021	31,802,399	3	363,898	(127,644)	$2	$236,259
Issuance of common stock upon exercise of stock options	39,603	$—	$279	$—	$—	$279
Stock-based compensation expense	—	—	2,659	—	—	$2,659
Net loss	—	—	—	(10,854)	—	$(10,854)
Other comprehensive loss	—	—	—	—	(2)	$(2)
Balance at June 30, 2021	31,842,002	$3	$366,836	$(138,498)	$-	$228,341

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(17,920)	$(32,173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	757	785
Noncash lease expense	1,304	1,377
Stock-based compensation expense	8,685	5,702
Net amortization of premiums and accretion discounts on investments	—	10
Loss on disposal of property, plant, and equipment	18	—
Amortization of deferred debt issuance costs	18	100
Impairment of in-process research and development	—	1,190
Remeasurement of contingent consideration liability	—	(980)
Changes in operating assets and liabilities:
Accounts receivable - related party	185	—
Prepaid expenses and other current assets	1,280	(1,240)
Other non-current assets	408	(116)
Accounts payable	(1,186)	764
Contract liabilities — related party	(4,805)	(833)
Operating lease liability	(902)	(1,098)
Accrued and other current and non-current liabilities	1,558	(1,412)
Net cash provided by (used in) operating activities	(10,600)	(27,924)
Cash flows from investing activities
Proceeds from sales of marketable debt securities	—	7,500
Proceeds from maturities of marketable debt securities	—	2,750
Purchases of property and equipment	(5,481)	(2,790)
Net cash provided by (used in) investing activities	(5,481)	7,460
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	143,754
Proceeds from Employee Stock Purchase Plan	203	—
Proceeds from exercise of stock options	277	1,255
Taxes withheld and paid related to net share settlement of equity awards	(1,106)	—
Deferred issuance costs	(345)	(149)
Net cash provided by (used in) financing activities	(971)	144,860
Net change in cash, cash equivalents and restricted cash	(17,052)	124,396
Cash, cash equivalents and restricted cash, at the beginning of period	277,694	88,857
Cash, cash equivalents and restricted cash, at the end of period	$260,642	$213,253
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$260,642	$208,726
Restricted cash	—	4,527
Cash, cash equivalents and restricted cash	$260,642	$213,253
Supplemental cash flow information
Cash received from tax refund	$—	$158
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$4,469	$1,363
Operating right-of-use assets obtained in exchange for operating lease liabilities	$2,343	$—
Adjustment to goodwill	$—	$413

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

Adicet Bio, Inc. (when referred to prior to the merger, Former Adicet) was incorporated in November 2014 in Delaware. On September 15, 2020, Former Adicet completed a merger with resTORbio, pursuant to which Former Adicet merged with a wholly owned subsidiary of resTORbio in an all-stock transaction with Former Adicet surviving as a wholly owned subsidiary of resTORbio and changing its name to “Adicet Therapeutics, Inc.” (Adicet Therapeutics). In connection with the merger, the Company changed its name from “resTORbio, Inc.” to “Adicet Bio, Inc.” The Company’s principal executive offices are located in Boston, Massachusetts. The Company also has another office in Redwood City, California.

Adicet Bio Israel Ltd. (formerly Applied Immune Technologies Ltd.) (Adicet Israel) is a wholly owned subsidiary of the Company and is located in Haifa, Israel. Adicet Israel was founded in 2006. During 2019, the Company consolidated its operations, including research and development activities, in the United States and as a result, substantially reduced its operations in Israel.

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $186.2 million as of June 30, 2022. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, through the public and private placements of equity securities and debt, and cash received in the merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

All of the Company’s revenue to date has been generated from a collaboration and license agreement with Regeneron Pharmaceuticals Inc, (Regeneron). The Company does not expect to generate any significant product revenue until it obtains regulatory approval of and commercializes any of the Company’s product candidates or enters into additional collaborative agreements with third parties, and it does not know when, or if, either will occur. The Company expects to continue to incur significant losses for the foreseeable future, and it expects the losses to increase as the Company continues the development of, and seeks regulatory approvals for, its product candidates and begins to commercialize any approved products. The Company is subject to all of the risks typically related to the development of new product candidates, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (CROs) and contract manufacturing organizations (CMOs), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology and it may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect its business.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies during the six months ended June 30, 2022.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2022 and consolidated results of operations for the three and six months ended June 30, 2022 and 2021 and consolidated cash flows for the six months ended June 30, 2022 and 2021 have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are held at one financial institution in the U.S. and one financial institution in Israel and such amounts may, at times, exceed insured limits. The Company invests its cash equivalents in money market funds. The Company limits its credit risk associated with cash equivalents by placing them with banks and institutions it believes are highly creditworthy and in highly rated investments. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

The Company has one customer, Regeneron, which represents all of the Company’s revenue for the six months ended June 30, 2022 and 2021 as well as the three months ended June 30, 2021 (see Note 7). The Company did not record any revenue for the three months ended June 30, 2022.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (2)	$147,197	$—	$—	$147,197
Total fair value of assets	$147,197	$—	$—	$147,197

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (2)	$147,071	$—	$—	$147,071
Total fair value of assets	$147,071	$—	$—	$147,071

(1)
Included in cash and cash equivalents in the consolidated balance sheets.
(2)
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$948	$1,884
Prepayments to CROs	655	1,658
Prepaid maintenance	477	958
Prepayments to CMOs	231	115
Prepaid software subscription and licensing fees	408	63
Other prepaid expenses and current assets	727	31
Total prepaid expenses and other current assets	$3,446	$4,709

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	June 30, 2022	December 31, 2021
Laboratory equipment	3	$5,990	$5,502
Leasehold improvements	Lesser of useful life or lease term	17,852	1,614
Furniture and fixtures	3	375	303
Construction in progress	—	5,497	13,014
Computer equipment	3	166	216
Software	3	328	320
		30,208	20,969
Less: Accumulated depreciation and amortization		(7,041)	(6,326)
Property and equipment, net		$23,167	$14,643

Depreciation and amortization expense was $0.4 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense was $0.8 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. Construction in progress has increased by $2.9 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to building construction related to the Company's leased space in Redwood City, California. Construction in process is expected to continue to increase until completion of the construction in the third quarter of 2022.

On March 18, 2022, the Company's wholly-owned subsidiary Adicet Therapeutics entered into Change Order No. 3 (the Change Order No. 3) to a construction agreement between Adicet Therapeutics and CP Enterprises, Inc. d/b/a CP Construction (CP Construction) (the Construction Agreement). The Construction Agreement provides for pre-construction and construction services at the Company's office and laboratory space in Redwood City, California (1000 Bridge Parkway) for consideration of approximately $13.8 million to CP Construction, including previous change orders. The Change Order No. 3 increased the budget for the construction by approximately $5.3 million in order to build one good manufacturing practice (GMP) cell processing and one vector manufacturing suite in addition to controlled materials warehousing at 1000 Bridge Parkway. In June 2022, the Company moved its operations to 1000 Bridge Parkway which resulted in reclassifying $16.2 million from Construction in progress to Leasehold improvements for the three months ended June 30, 2022.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$3,003	$4,020
Accrued CMO costs	2,967	1,077
Accrued professional services	2,308	546
Accrued other research and development expenses	678	504
Accrued other liabilities	83	503
Accrued CRO costs	952	32
Total accrued and other liabilities	$9,991	$6,682

7. Regeneron License and Collaboration Arrangement

Agreement Terms

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of June 30, 2022. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Regeneron must also pay the Company high single digit royalties as a percentage of net sales for ICPs to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale.

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

At contract inception, the Company determined the transaction price of the Regeneron Agreement to be $55.0 million, consisting of the $25.0 million upfront payment and the aggregate research funding fees of $30.0 million payable over the research term. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Per the terms of the original Regeneron Agreement prior to the amendment effective from July 2019, the research funding fees of $30.0 million were payable merely due to the passage of time and therefore did not represent a variable consideration. After the amendment became effective in July 2019, $20.0 million of these fees became contingent upon meeting certain development and regulatory milestones. Therefore, the Company concluded that after the amendment such potential payments became variable consideration. The receipt of the variable consideration was subject to substantial uncertainty and was therefore excluded from the transaction price upon the effective date of the amendment. Accordingly, the transaction price was reduced to $35.0 million in July 2019. The Company re-evaluates the transaction price if there is a significant change in facts and circumstances at least at the end of each reporting period. The Company increased the transaction price by $10.0 million in June 2020 to $45.0 million when it achieved the milestone for the selection of a clinical candidate to the second collaboration target under the Regeneron Agreement. The Company recorded a $4.0 million revenue reduction in the first quarter of 2021 as a result of an adjustment to cumulative revenue recognized due to a change in overall estimated costs primarily due to an extension of time to fulfill the combined performance obligation. During the six months ended June 30, 2022, the Company recognized $5.0 million in revenue related to the performance obligations described above. The Company also recognized $20.0 million of revenue related to Regeneron's exercise of an option for ADI-002, which is described below, and resulted in an aggregate of $25.0 million recorded as revenue during the six months ended June 30, 2022. The Company's obligations under the combined performance obligation were completed during the first quarter of 2022.

The Company also evaluated whether the option provided to Regeneron represents a material right that would require separate deferral and recognition. The option exercise will provide Regeneron with a development and commercial license to develop and commercialize the optioned collaboration ICPs. The Company concluded that the $25.0 million upfront payment to the Company was not negotiated to provide incremental discount for the future option fees payable upon Regeneron’s exercise of the option. The option provides Regeneron with a license for intellectual property that will be improved from the inception of the Regeneron Agreement. In addition, the option fee is significant compared to the sum total of the upfront payment and research funding fees in the original Regeneron Agreement. Therefore, the Company determined that the option provided to Regeneron does not represent a material right and that any potential exercise of the option should be accounted as a separate contract. Hence, upon the option exercise by Regeneron the option fee would be allocated to the development and commercial license which would be the only performance obligation in that separate contract and recognized as revenue when control of the license rights is transferred to Regeneron. On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002, an allogeneic gamma delta chimeric antigen receptor (CAR) T cell therapy directed against Glypican-3, pursuant to the Regeneron Agreement. In conjunction with the exercise of the Option, Regeneron paid an exercise fee of $20.0 million to the Company on January 28, 2022, and the Company completed the transfer of the associated license rights to Regeneron during the first quarter of 2022.

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

The following tables present changes in the Company’s contract liabilities for the six months ended June 30, 2022 and 2021 (in thousands):

Six Months Ended June 30, 2022	Balance at Beginning of Period	Deductions (1)	Balance at End of Period
Contract liability	$4,805	$(4,805)	$—

Six Months Ended June 30, 2021	Balance at Beginning of Period	Deductions (1)	Balance at End of Period
Contract liability	$13,980	$(833)	$13,147

(1)
Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period. Deductions are shown net of additions that are the result of a reduction to cumulative revenue recognized as a result of a change in overall estimated costs, primarily due to an extension of time to fulfill the combined performance obligation, which was recorded as a change in estimate during the six months ended June 30, 2021.

As of June 30, 2022, there were no contract liabilities related to the Regeneron Agreement. Additionally, as of June 30, 2022, there were no contract assets which would be reflected as accounts receivable-related party on the consolidated balance sheet.

As of June 30, 2021, contract liabilities related to the Regeneron Agreement of $13.1 million was comprised of the $25.0 million upfront payment and additional $5.0 million research funding fees in each of 2017 and 2018, and $10.0 million for achievement of the milestone for the selection of a clinical candidate to the second collaboration target in June 2020, less $27.8 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of June 30, 2021.

8. License, Funding and Other Agreements

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

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. For the six months ended June 30, 2022, no qualifying expenses have been incurred and nothing has been funded by the NIH. On a cumulative basis as of June 30, 2022, $1.3 million has been incurred and $1.3 million has been funded by the NIH.

9. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Redwood City, CA, and Boston, MA.

On June 16, 2022, Adicet Therapeutics entered into a second lease amendment with Westport Office Park, LLC (the Second Amendment). The Second Amendment further amends the lease agreement, dated as of October 31, 2018, as amended on December 30, 2020, for the premises located at 1000 Bridge Parkway in Redwood City, CA. The Second Amendment expands the space leased by Adicet Therapeutics at 1000 Bridge Parkway to include a portion of 1200 Bridge Parkway, increasing Adicet Therapeutics’ leased space by 12,204 square feet (the Expansion Space). Adicet Therapeutics will pay a monthly fee for the Expansion Space increasing annually from $73,000 to $78,000 over the thirty-six (36) month term of the Second Amendment. The Second Amendment also provides Adicet Therapeutics with an allowance to construct improvements to the Expansion Space. The initial right-of-use asset and operating lease liability for 1200 Bridge Parkway at lease commencement was $2.3 million.

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the quarter ended June 30, 2022 (in thousands):

Three months ended
June 30, 2022
Lease Cost
Operating lease cost	$1,040
Short-term lease cost	143
Variable lease cost	—
Sublease Income	(175)
Total lease cost	$1,008
Other Information
Operating cash flows used for lease liabilities	$902
Weighted-average remaining lease term - operating leases	6.9
Weighted-average discount rate - operating leases	7.1%

For the six months ended June 30, 2022, the Company recognized $2.0 million and $0.3 million in operating lease and short-term lease costs, respectively. Additionally, for the six months ended June 30, 2022, the Company recognized $0.3 million in sublease income.

On July 19, 2021, the Company entered into a Sublease (the Sublease Agreement) with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of office space in Boston, MA, currently leased by the Company pursuant to the Company’s lease with 500 Boylston and 222 Berkeley Owner (DE) LLC, dated January 8, 2018, as amended (the Master Lease). The term of the sublease started on September 1, 2021 and ends on July 30, 2026. The aggregate base rent due to the Company under the Sublease is approximately $3.5 million which began on October 1, 2021. Upon execution of the Sublease Agreement, the Company received a cash security deposit of $0.1 million from the Sublessee which is recorded as other non-current liabilities in the consolidated balance sheets. The expected sublease income as of June 30, 2022 is as follows (in thousands):

June 30, 2022
2022	$328
2023	671
2024	685
2025	699
2026	416
Total	$2,799

Further, the Company remains liable for the remaining lease payments under the Master Lease, totaling $2.6 million, which is included in future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of June 30, 2022 were as follows (in thousands):

June 30, 2022
2022	$2,119
2023	4,298
2024	4,395
2025	4,028
2026 and thereafter	13,747
Total undiscounted lease payments	28,587
Less: imputed interest	6,202
Total operating lease liability	22,385
Less: current portion	2,261
Operating lease liability, net of current maturities	$20,124

10. Stockholders' Equity

Common Stock and Warrants

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock as of December 31, 2021.

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of June 30, 2022, no dividends on common stock had been declared by the Board of Directors.

The Company has the following shares of common stock reserved for future issuance:

	June 30, 2022	December 31, 2021
Stock options available for future grant	3,143,400	1,961,338
Stock options issued and outstanding	5,747,844	3,875,317
Unvested restricted stock units	537,160	771,660
Common stock warrants issued and outstanding	—	220,890
Total common stock reserved	9,428,404	6,829,205

In April 2022, a warrant holder exercised 220,890 warrants at an exercise price of $11.32 per warrant, which resulted in a net issuance of 100,731 shares to the warrant holder. There was no cash received by the Company as a result of this transaction.

The following provides a roll forward of outstanding warrants to purchase common stock as of June 30, 2022:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price	Weight Average Contractual Term (Years)
Outstanding, December 31, 2021	220,890	$11.3177	4.66
Warrants issued	—
Warrants exercised	100,731
Warrants forfeited	120,159
Outstanding, June 30, 2022	—

11. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,888	$825	$3,574	$2,413
General and administrative	2,447	1,834	5,111	3,289
Total stock-based compensation	$4,335	$2,659	$8,685	$5,702

Stock Options

A summary of stock option activity for six months ended June 30, 2022 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,875,317	$14.08	8.85	$13,212
Options authorized
Options granted	1,992,500	$14.18
Options exercised	(27,953)	$9.95
Options forfeited or cancelled	(92,020)	$12.68
Outstanding, June 30, 2022	5,747,844	$14.16	8.74	$7,050
Options exercisable, June 30, 2022	1,714,774	$13.99	8.34	$2,627
Vested and expected to vest, June 30, 2022	5,747,844	$14.16	8.74	$7,050

The assumptions used in the Black Scholes Model to calculate stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value of common stock	$11.49 - $14.74	$10.29 - $15.93	$11.49 - $19.97	$10.29 - $16.82
Expected term (years)	5.5 - 6.1	0.9 - 6.1	5.5 - 6.1	0.9 - 6.1
Volatility	77.4% - 79.8%	77.9% - 78.6%	77.4% - 79.8%	77.9% - 79.8%
Risk free rates	2.8% - 3.0%	0.1% - 1.1%	1.6% - 3.0%	0.1% - 1.1%
Dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units

In August 2021, the Company granted 210,750 restricted stock units (RSUs) to employees with a weighted-average grant date fair value of $7.12 per share.

In October 2021, the Company granted 560,000 RSUs with service and performance conditions to certain employees, none of which vested during the three months ended June 30, 2022. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfilment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The Company recognized $0.6 million of related expense during the three months ended June 30, 2022.

The summary of RSU activity and related information for the six months ended June 30, 2022 is set forth below:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2021	771,660	$7.84
RSUs granted	—	—
RSUs Vested	(224,000)	$8.02
RSUs forfeited	(10,500)	$7.12
Outstanding, June 30, 2022	537,160	$7.76

Summary of Plans

The Company has a 2014 Share Option Plan (the 2014 Plan), 2015 Stock Incentive Plan (the 2015 Plan), 2017 Stock Incentive Plan (the 2017 Plan), 2018 Stock Incentive Plan (the 2018 Plan), and 2018 Employee Stock Purchase Plan (the 2018 ESPP, and, collectively with the 2014 Plan, the 2015 Plan, the 2017 Plan and the 2018 Plan, the Plans). There have been no material changes in the Plans from those disclosed in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition, on January 27, 2022, the Company established the 2022 Inducement Plan (the Inducement Plan) in accordance with Nasdaq Listing Rule 5635(c)(4).

The 2014 Plan and 2015 Plan

As of June 30, 2022, the number of shares of common stock available for grant under the 2014 and 2015 Plans is 56,548. As of June 30, 2022, an aggregate of 1,111,985 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2015 plan at a weighted average exercise price of $11.96 per share and an aggregate of 185,396 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan at a weighted average exercise price of $1.61 per share.

The 2017 Plan and 2018 Plan

As of June 30, 2022, the number of shares of common stock available for grant under the 2017 and 2018 Plan is 2,458,652 shares. As of June 30, 2022, an aggregate of 4,415,736 shares of common stock were issuable upon the exercise of outstanding stock options under the 2017 Plan and 2018 Plans at a weighted average exercise price of $14.86 per share. Included in this amount was a grant of 6,410 performance stock units, 210,750 RSUs and 560,000 RSUs the Company granted in May 2021, August 2021 and October 2021, respectively.

2018 Employee Stock Purchase Plan

On January 1, 2022, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 ESPP automatically increased from 524,775 to 922,144 shares. During the three months ended June 30, 2022, 16,354 shares were issued under the 2018 ESPP. As of June 30, 2022, 890,123 shares of common stock are available for issuance under the 2018 ESPP.

Inducement Grants

As of June 30, 2022, the number of shares of common stock available for grant under the Inducement Plan is 628,200 and an aggregate of 371,800 shares of common stock were issuable upon the exercise of inducement grants of stock options, approved by the Company in accordance with Nasdaq listing Rule 5635(c)(4) and granted under the Inducement Plan, at a weighted average exercise price of $14.03 per share. In addition, as of June 30, 2022, an aggregate of 362,503 shares of common stock were issuable upon the exercise of inducement grants of stock options, approved by the Company in accordance with Nasdaq listing Rule 5635(c)(4) prior to establishing the Inducement Plan, at a weighted average exercise price of $14.33 per share.

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss - basic and diluted	$(22,538)	$(10,854)	$(17,920)	$(32,173)
Weighted-average shares used in computing net loss per share, basic and diluted	40,075,060	31,824,405	39,975,503	28,977,993
Net loss per share, basic and diluted	(0.56)	(0.34)	(0.45)	(1.11)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of June 30,
	2022	2021
Options to purchase common stock	5,747,844	4,439,817
Unvested restricted stock awards	537,160	—
Common stock warrants	—	220,890
Total	6,285,004	4,660,707

13. Income Taxes

The Company recognized no income tax expense during the three and six months ended June 30, 2022, compared to an income tax benefit of $77,000 and $0.1 million during the three and six months ended June 30, 2021, respectively. The income tax benefit during the three and six months ended June 30, 2021 was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from IPR&D.

The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of June 30, 2022.

14. Related Party

As of June 30, 2022, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing. For the three and six months ended June 30, 2022, the Company recorded no revenue and revenue of $25.0 million from the Regeneron Agreement, respectively. See Note 7 for a discussion of the Regeneron Agreement.

15. Subsequent Events

On March 12, 2021, we entered into a Capital On Demand™ Sales Agreement (Sales Agreement) with JonesTrading Institutional Services, LLC (Sales Agent), to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2021 Shelf Registration Statement and subject to the limitations thereof. We agreed to pay to the Sales Agent cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. As of June 30, 2022, no shares were sold under the Sales Agreement. Subsequent to the end of the quarter, we sold an aggregate of 2,611,723 shares of our common stock at a price per share of $17.23 to two healthcare-focused institutional investors for anticipated gross proceeds of approximately $45.0 million.

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

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is in an ongoing Phase 1 study for the treatment of Non-Hodgkin's lymphoma (NHL). Our pipeline also includes ADI-002, an allogeneic gamma delta CAR-T cell therapy expressing a GPC3-targeted CAR and a cell intrinsic soluble form of interleukin-15 (IL-15), for the treatment of solid tumors. In addition, our pipeline has six additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors.

Our proprietary engineering and manufacturing process begins with isolating and expanding gamma delta T cells from the blood of unrelated donors, and results in the potential to treat up to 1,000 patients per batch depending on dosing and the CAR target. The potential to administer product candidates based on gamma delta T cells to patients without inducing a graft versus host immune response could mean that our product candidates can potentially be used as “off-the-shelf” therapies. This is in contrast to products based on alpha beta T cells, which either must be manufactured for each patient from his or her own T cells, or require significant gene editing to manufacture if the T cells are derived from donors that are unrelated to the patient. In March 2021, we initiated the first-in-human clinical trial to assess safety and efficacy of ADI-001 in NHL patients. The Phase 1 study for ADI-001 will enroll up to 80 late-stage NHL patients at a number of cancer centers across the United States. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In April 2022, the FDA granted Fast Track Designation for ADI-001 for NHL. In June 2022, we reported positive interim clinical data from the dose escalation portion of this study at the American Society of Clinical Oncology (ASCO) annual meeting. We expect to provide at least one additional clinical update for the ADI-001 Phase 1 study in the second half of 2022.

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

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Capital On Demand™ Sales Agreement (Sales Agreement) with JonesTrading Institutional Services, LLC (Sales Agent), to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2021 Shelf Registration Statement and subject to the limitations thereof. We agreed to pay to the Sales Agent cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. As of June 30, 2022, no shares were sold under the Sales Agreement. Subsequent to the end of the quarter, we sold an aggregate of 2,611,723 shares of our common stock at a price per share of $17.23 to two healthcare-focused institutional investors for gross proceeds of approximately $45.0 million.

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

Lease Amendment for 1200 Bridge Parkway

On June 16, 2022, Adicet Therapeutics entered into a lease amendment with Westport Office Park, LLC (the Second Amendment). The Second Amendment further amends the lease agreement, dated as of October 31, 2018, as amended on December 30, 2020, for the premises located at 1000 Bridge Parkway. The Second Amendment expands the space leased by Adicet Therapeutics at 1000 Bridge Parkway to include a portion of 1200 Bridge Parkway, increasing Adicet Therapeutics’ leased space by 12,204 square feet (the Expansion Space). Adicet Therapeutics will pay a monthly fee for the Expansion Space increasing annually from $73,000 to $78,000 over the thirty-six (36) month term of the Second Amendment. The Second Amendment also provides Adicet Therapeutics with an allowance to construct improvements to the Expansion Space.

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

Financial Operations Overview

Revenue

We have no products approved for commercial sale and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for our product candidates, which we expect will not be for at least several years, if ever. Our revenues to date have been generated from our License and Collaboration Agreement with Regeneron and the agreement referred to as the “Regeneron Agreement”. The primary purpose of the Regeneron Agreement is to establish a strategic relationship to identify and validate appropriate targets and work together to develop a pipeline of engineered immune cell products (Collaboration ICPs) for the selected targets. The Regeneron Agreement provides for the following: (i) licenses to our technology, (ii) research and development services, (iii) services or obligations in connection with participation in the research committee, (iv) information sharing, and (v) manufacturing services to manufacture of Collaboration ICPs for the research programs. The Regeneron Agreement provides Regeneron an option to obtain an exclusive, royalty-bearing development and commercial license under our intellectual property to develop and commercialize the optioned Collaboration ICPs ready for an IND submission.

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and have received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of June 30, 2022. Our obligations under the combined performance obligation were completed during the first quarter of 2022. Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees for a certain number of Collaboration ICPs. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002 and Regeneron potentially has additional options to other Collaboration ICP targets under the Regeneron Agreement. We declined to exercise our option to co-fund the development of ADI-002 with Regeneron, and accordingly, Regeneron must also pay us high single digit royalties as a percentage of net sales for ADI-002 or any other optioned ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double digit royalties as a percentage of net sales of Collaboration ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Revenue – related party	$—	$4,814	$(4,814)	(100%)
Operating expenses
Research and development	16,178	10,616	5,562	52%
General and administrative	6,529	5,025	1,504	30%
Total operating expenses	22,707	15,641	7,066	45%
Loss from operations	(22,707)	(10,827)	(11,880)	110%
Interest income	325	9	316	3,511%
Interest expense	(18)	(51)	(33)	(65%)
Other expense, net	(138)	(62)	(76)	(123%)
Loss before income tax provision (benefit)	(22,538)	(10,931)	(11,607)	106%
Income tax provision (benefit)	—	(77)	77	(100%)
Net loss	$(22,538)	$(10,854)	$(11,684)	108%

Revenue

Revenue decreased by $4.8 million, or 100%, for the three months ended June 30, 2022 compared to the same period in 2021 resulting from no revenue recognized under the Regeneron Agreement in the current period. Our obligations under the combined performance obligation with Regeneron were completed during the first quarter of 2022, resulting in revenue fully recognized under the agreement as of March 31, 2022.

Research and development

	Three Months Ended June 30,
	2022	2021
Payroll and personnel expenses(1)	$7,319	$4,812
Costs incurred under agreements with consultants, CMOs, and CROs	5,036	2,641
Lab materials, supplies, and maintenance of equipment used for research and development activities	1,153	1,157
Other research and development expenses(2)	2,670	2,006
Total research and development expenses	$16,178	$10,616

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $5.6 million, or 52%, during the three months ended June 30, 2022 compared to the same period in 2021. The increase in research and development expenses was primarily due to a $2.5 million increase in payroll and personnel expenses resulting from an increase in overall headcount and a $1.4 million increase in CMO and other externally conducted research and development expense. In addition, there was a $0.7 million increase in CRO expenses for the period. This was partially offset by a less than $0.1 million decrease in professional fees.

General and administrative

General and administrative expenses increased by $1.5 million, or 30%, during the three months ended June 30, 2022 as compared to the same period in 2021. The increase in general and administrative expenses was primarily due a $1.1 million increase in payroll and personnel fees, which includes an increase in stock based compensation of $0.6 million, salaries and benefits of $0.3 million and recruiting fees of $0.1 million. These increases were the result of increased headcount for the period. This increase was partially offset by a $0.2 million decrease in professional service fees and a $0.2 million decrease in lab fees.

Interest income

Interest income increased by $0.3 million, or 3,500%, during the three months ended June 30, 2022 as compared to the same period in 2021, which was primarily due to higher interest rates for the period.

Interest Expense

Interest expense decreased by less than $0.1 million or 65% during the three months ended June 30, 2022 as compared to the same period in 2021 due to the straight-line non-cash amortization of costs incurred in connection with the Loan Agreement entered into in April 2020, and subsequently amended in October 2021.

Other expense, net

Other expense, net increased by less than $0.1 million, during the three months ended June 30, 2022 as compared to the same period in 2021. This was due to an increase in realized losses related to foreign exchange rates.

Income tax expense

We recognized no income tax expense during the three months ended June 30, 2022 compared to an income tax benefit of $77,000 during the three months ended June 30, 2021. The income tax benefit of $77,000 was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from in process research and development (IPR&D) for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change	% Change
Revenue – related party	$24,990	$833	$24,157	2,900%
Operating expenses
Research and development	29,661	$22,359	7,302	33%
General and administrative	13,330	$10,655	2,675	25%
Total operating expenses	42,991	33,014	9,977	30%
Loss from operations	(18,001)	(32,181)	14,180	(44%)
Interest income	357	$50	307	614%
Interest expense	(36)	$(101)	(65)	(64%)
Other expense, net	(240)	$(66)	(174)	(264%)
Loss before income tax provision (benefit)	(17,920)	(32,298)	14,378	(45%)
Income tax provision (benefit)	-	$(125)	125	(100%)
Net loss	$(17,920)	$(32,173)	$14,253	(44%)

Revenue

Revenue increased by $24.2 million, or 2,900%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to the exercise of an option by Regeneron related to ADI-002 which resulted in a $20.0 million payment received, and recognized as revenue during the six months ended June 30, 2022.

Research and development

	Six Months Ended June 30,
	2022	2021
Payroll and personnel expenses(1)	$13,873	$10,756
Costs incurred under agreements with consultants, CMOs, and CROs	8,421	5,659
Lab materials, supplies, and maintenance of equipment used for research and development activities	2,612	2,212
Other research and development expenses(2)	4,755	3,732
Total research and development expenses	$29,661	$22,359

Research and development expenses increased by $7.3 million, or 33%, during the six months ended June 30, 2022 compared to the same period in 2021. The increase in research and development expenses was primarily due to a $3.1 million increase in payroll and personnel expenses resulting from an increase in overall headcount and a $1.5 million increase in CMO and other externally conducted research and development expense. In addition, there was a $0.5 million increase in CRO expenses for the period. This increase was partially offset by a $0.1 million decrease in professional fees.

General and administrative

General and administrative expenses increased by $2.7 million, or 25%, during the six months ended June 30, 2022 as compared to the same period in 2021. The increase in general and administrative expenses was primarily due a $2.9 million increase in payroll and personnel fees, which includes an increase in stock based compensation of $1.8 million, salaries and benefits of $0.7 million and recruiting fees of $0.3 million. These increases were the result of increased headcount for the period. This increase was partially offset by a $0.2 million decrease in professional service fees.

Interest income

Interest income increased by $0.3 million, or 612%, during the six months ended June 30, 2022 as compared to the same period in 2021, which was primarily due to higher interest rates for the period.

Other expense, net

Other expense, net increased by less than $0.1 million, during the six months ended June 30, 2022 as compared to the same period in 2021. This was due to an increase in realized losses related to foreign exchange.

Income tax expense

We recognized no income tax expense during the six months ended June 30, 2022 compared to an income tax benefit of $0.1 million during the six months ended June 30, 2021. The income tax benefit of $0.1 million was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from in process research and development (IPR&D) for the six months ended June 30, 2021.

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

In March 2021, we entered into the 2021 Sales Agreement, pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through JonesTrading Institutional Services, LLC as our sales agent. As of June 30, 2022, no shares have been sold under the 2021 Sales Agreement.

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

As of June 30, 2022, we had cash and cash equivalents of $260.6 million. We expect that the cash and cash equivalents will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loan Agreement

On October 21, 2021, we amended our Loan Agreement with PacWest (the Loan Amendment) under which PacWest will provide one or more Term Loans, as well as certain Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million. As of June 30, 2022, we had outstanding Non-Formula Ancillary Services of $4.4 million. Accordingly, as of June 30, 2022, we have $10.6 million available under the Term Loan. Pursuant to the Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

As of the date of this Quarterly Report on Form 10-Q, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

Future Funding Requirements

We recorded net loss of $22.5 million and $17.9 million for the three and six months ended June 30, 2022, respectively. Prior to this period, we have recorded net losses since inception. As of June 30, 2022, we had an accumulated deficit of $186.2 million.

As of June 30, 2022, we had cash and cash equivalents of $260.6 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least 12 months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

All of our revenue to date has been generated from the Regeneron Agreement, which is a collaboration and license agreement. We do not expect to generate any significant product revenue until we obtain regulatory approval of and commercialize any of our product candidates or enter into additional collaborative agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(10,600)	$(27,924)
Investing activities	(5,481)	7,460
Financing activities	(971)	144,860
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,052)	$124,396

Cash Flows from Operating Activities

Net cash used in operating activities was $10.6 million for the six months ended June 30, 2022. Cash used in operating activities consisted of net loss and non-cash adjustments of $7.1 million, offset by a net decrease in assets and liabilities of $3.5 million. Non-cash items primarily included stock-based compensation expense of $8.7 million, non-cash lease expense of $1.3 million and depreciation and amortization of $0.8 million. The net change in assets and liabilities was primarily due to a decrease in deferred revenue of $4.8 million related to the Regeneron Agreement, a decrease in accounts payable of $1.2 million, and an increase of prepaid expenses and other current assets of $1.3 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $5.5 million for the six months ended June 30, 2022, which was primarily related to the construction of our office and laboratory space at 1000 Bridge Parkway.

Net cash provided by investing activities was $7.5 million for the six months ended June 30, 2021, which consisted of proceeds from sales and maturities of marketable debt securities of $10.2 million, partially offset by purchases of property and equipment of $2.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2022, which was related to an increase in the cash paid for taxes withheld on the net share settlement of equity awards of $1.1 million and deferred offering costs paid of $0.3 million, offset by net proceeds from the issuance of common stock in connection with the exercise of stock options under our equity plans of approximately $0.2 million and net proceeds from the issuance of common stock in connection with our employee stock purchase plan of approximately $0.2 million.

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

On October 28, 2018, Adicet Therapeutics executed a non-cancelable lease agreement for an office and laboratory facility at 1000 Bridge Parkway, Redwood City, CA (the Redwood City Lease), with an expiration date of February 28, 2030. The initial annual base rent for the Redwood City Lease is an aggregate of $1.3 million, and such amount will increase 3% annually. On June 16, 2022, Adicet Therapeutics entered into the Second Amendment, which provides for the Expansion Space. Adicet Therapeutics will pay a monthly fee for the Expansion Space increasing annually from $73,224.00 to $78,439.38 over the thirty-six (36) month term of the Second Amendment. The Second Amendment also provides Adicet Therapeutics with an allowance to construct improvements to the Expansion Space.

On July 21, 2022, we entered a short-term lease agreement with WeWork for a temporary office space located at 200 Berkeley Street, Boston, MA. The initial lease term commenced on August 1, 2022 and expires on July 31, 2023. The base rent is approximately $16,000 per month.

Prior to June 30, 2022, we also had an office facility in Menlo Park, CA under a non-cancellable operating lease (the Menlo Park Lease). In the first half of 2022, we incurred monthly rent payments ranging from $87,286 to $89,904, increasing over the term of the lease. The Menlo Park Lease had an initial annual base rent of an aggregate of $1.0 million, which increased 3% annually until the expiration of the lease on June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2022, we had cash and cash equivalents of $260.6 million, consisting of interest-bearing money market funds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

Foreign Currency Exchange Risk

Our headquarters are located in the United States, where a majority of our general and administrative expenses and research and development costs are incurred in U.S. Dollars. As we grow our business, our results of operations and cash flows may be subject to fluctuations due to foreign currency exchange rates. As of June 30, 2022, we do not believe foreign currency exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Inflation Risk

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. As of June 30, 2022, we do not believe that inflation has had a material effect on our business, financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We have incurred net losses since our inception and anticipate that we will incur substantial net losses in the future.

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including a follow-on public offering in December 2021 which raised net proceeds of approximately $94.2 million from the sale of our common stock. Although we recorded net income of $4.6 million for the three months ended March 31, 2022, this was primarily due to the completion of a milestone under the Regeneron Agreement (as defined below) related to ADI-002 which resulted in a $20.0 million payment received and recognized in the three months ended March 31, 2022. In the three and six months ended June 30, 2022, we recorded net loss of $22.5 million and $17.9 million, respectively. As of June 30, 2022, we had an accumulated deficit of $186.2 million.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $304.3 million in cash and cash equivalents, as adjusted for sales agent fees from the at-the-market transaction on August 9, 2022, we are capitalized into the first half of 2025. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our own future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

All of our product candidates, including ADI-001, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because ADI-001 is our most advanced product candidate, and because our other product candidates are based on similar technology, if ADI-001 encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed, which could have a material adverse effect on our business, reputation and prospects.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.

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

In addition, for ADI-001 and any future trials that may be completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Any of the foregoing could have a material adverse effect on our business, prospects and financial condition.

We may not be able to file investigational new drug (IND) applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA. In addition, we have six additional internal gamma delta T cell therapy programs in preclinical development and previously announced our plan to file one new IND every 12-18 months, including one new IND in 2023. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent Institutional Review Boards (IRBs) or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

In our planned clinical trials of our product candidates, we have contracted with and expect to continue to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. Medicines used at centers to help manage adverse side effects of ADI-001 may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates, any of which could have a material adverse effect on our ability to obtain regulatory approval and commercialize on the timelines anticipated or at all, which could have a material adverse effect on our business and results of operations.

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

We intend to conduct a number of clinical trials for product candidates in the fields of cancer in different geographies, all of which have been affected to varying extents by the ongoing COVID-19 pandemic. We believe that the COVID-19 pandemic will have an impact on various aspects of our future clinical trials. For example, investigators may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the COVID-19 pandemic on our future various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the government regulators, or other reasons related to the COVID-19 pandemic. It is unknown how long these pauses or disruptions could continue.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. We have six additional internal gamma delta T cell therapy programs in preclinical development and plan to submit one new IND to the FDA every 12-18 months, including one new IND in 2023. Developing, obtaining regulatory approval and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that it will be able to successfully advance any of these additional product candidates through the development process.

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

We currently have no marketing and sales organization and as a company have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

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

Although we expect to commence manufacturing operations at our Redwood City facility in the fourth quarter of 2022, we do not currently own or operate any manufacturing facilities. We rely, and expect to continue to rely to a significant extent, on third parties for the manufacture of our product candidates for preclinical and clinical development. We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or through our CMOs, including timely supply of off-the-shelf product to satisfy demands to support clinical trials of any of our product candidates. Very few companies have experience in manufacturing gamma delta T cell therapy derived from blood of unrelated donors and gamma delta T cells require several complex manufacturing steps before being available as a mass-produced, off-the-shelf product. While we believe our manufacturing and processing approaches are appropriate to support our clinical product development, we have limited experience in managing the allogeneic gamma delta T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by or on our behalf will result in T cells that will be safe and effective.

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

We expect to spend a substantial amount of capital in the clinical development of our product candidates, including the ongoing Phase 1 clinical trial for ADI-001 and the preclinical development of additional internal gamma delta T cell therapy programs. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of the date of this Quarterly Report on Form 10-Q, we believe that with $304.3 million in cash and cash equivalents, as adjusted for sales agent fees from the at-the-market transaction on August 9, 2022, we are capitalized into the first half of 2025. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

In addition, we anticipate reliance on a limited number of third-party manufacturers may adversely affect our operations and exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA may have questions regarding any replacement contractor. This may require new testing and regulatory interactions. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any;
•
Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•
Contract manufacturers may not be able to execute our manufacturing procedures appropriately;
•
Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;
•
Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards;
•
We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products; and
•
Our third-party manufacturers could breach or terminate their agreement(s) with us.

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

10.1

Second Amendment to Lease, dated as of June 16, 2022, between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC, as Landlord (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 21, 2022).

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

ADICET BIO, INC.

Date: August 10, 2022	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: August 10, 2022	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)