Form 10-Q
period 2022-09-30
Adicet Bio, Inc.
filed 2022-11-08
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 42,851,342 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Unstable market and economic conditions, including the uncertainty tied to rising interest rates and inflation, may have serious adverse consequences on our business, financial condition, results of operations and stock price.
•
Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

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
•
our expectations regarding our additional internal gamma delta T cell therapy programs, including ADI-925, in preclinical development and our research pipeline;
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
•
our expectations regarding the impact of unstable market and economic conditions, including impacts of inflation, on our business, results of operations or financial conditions;
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
•
the potential benefits of any current and future collaboration;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$282,679	$277,544
Accounts receivable—related party	29	185
Prepaid expenses and other current assets	3,029	4,709
Total current assets	285,737	282,438
Property and equipment, net	26,832	14,643
Operating lease right-of-use asset	20,991	20,358
Goodwill	19,462	19,462
Restricted cash	—	150
Other non-current assets	1,281	1,887
Total assets	$354,303	$338,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,570	$3,263
Contract liabilities — related party, current	—	4,805
Accrued and other current liabilities	10,242	6,682
Operating lease liability	2,409	1,567
Total current liabilities	17,221	16,317
Operating lease liability, net of current portion	19,308	19,377
Other non-current liabilities	116	115
Total liabilities	36,645	35,809
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; none issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 42,787,657 and 39,736,914 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	525,894	471,449
Accumulated deficit	(208,240)	(168,324)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	317,658	303,129
Total liabilities and stockholders’ equity	$354,303	$338,938

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue—related party	$—	$3,429	$24,990	$4,262
Operating expenses:
Research and development	16,570	11,926	46,231	34,285
General and administrative	6,415	5,213	19,745	15,868
Total operating expenses	22,985	17,139	65,976	50,153
Loss from operations	(22,985)	(13,710)	(40,986)	(45,891)
Interest income	1,224	4	1,581	54
Interest expense	(18)	(50)	(54)	(151)
Other expense, net	(217)	(246)	(456)	(312)
Loss before income tax provision	(21,996)	(14,002)	(39,915)	(46,300)
Income tax provision	—	11	—	(114)
Net loss	$(21,996)	$(14,013)	$(39,915)	$(46,186)
Net loss per share, basic and diluted	$(0.53)	$(0.44)	$(0.98)	$(1.54)
Weighted-average common shares used in computing net loss per share, basic and diluted	41,642,815	31,876,016	40,547,792	29,954,616
Other comprehensive loss:
Unrealized loss on marketable debt securities, net of tax	—	—	—	(24)
Total other comprehensive loss	—	—	—	(24)
Comprehensive loss	$(21,996)	$(14,013)	$(39,915)	$(46,210)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	39,736,914	$4	$471,449	$(168,324)	$303,129
Issuance of common stock upon exercise of stock options	10,099	—	93	—	93
Issuance of common stock upon vesting of restricted stock	224,000	—	—	—	—
Shares withheld for taxes	(85,197)	—	(1,106)	—	(1,106)
Stock-based compensation expense	—	—	4,350	—	4,350
Net income	—	—	—	4,618	4,618
Balance at March 31, 2022	39,885,816	$4	$474,786	$(163,706)	$311,084
Issuance of common stock upon exercise of stock options	17,854	—	183	—	$183
Issuance of common stock upon exercise of warrants	100,731	—	—	—	—
Purchase of common stock under Employee Stock Purchase Plan	16,354	—	203	—	203
Stock-based compensation expense	—	—	4,335	—	4,335
Net loss	—	—	—	(22,538)	(22,538)
Balance at June 30, 2022	40,020,755	$4	$479,507	$(186,244)	$293,267
Issuance of common stock upon exercise of stock options	23,216	—	191	—	$191
Issuance of common stock upon vesting of restricted stock	209,375	—	—	—	$—
Shares withheld for taxes	(77,412)	—	(1,355)	—	$(1,355)
Issuance of common stock pursuant to at-the-market offering, net of issuance costs of $1.6 million	2,611,723	—	43,360	—	$43,360
Stock-based compensation expense	—	—	4,191	—	$4,191
Net loss	—	—	—	(21,996)	$(21,996)
Balance at September 30, 2022	42,787,657	$4	$525,894	$(208,240)	$317,658

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	19,677,249	$2	$216,126	$(106,325)	$24	$109,827
Issuance of common stock upon exercise of stock options	393,991	—	976	—	—	976
Issuance of common stock related to financing	11,729,353	1	143,753	—	—	143,754
Exercise of warrant	1,806	—	—	—	—	—
Stock-based compensation expense	—	—	3,043	—	—	3,043
Net loss	—	—	—	(21,319)	—	(21,319)
Other comprehensive loss	—	—	—	—	(22)	(22)
Balance at March 31, 2021	31,802,399	3	363,898	(127,644)	$2	$236,259
Issuance of common stock upon exercise of stock options	39,603	$—	$279	$—	$—	$279
Stock-based compensation expense	—	—	2,659	—	—	$2,659
Net loss	—	—	—	(10,854)	—	$(10,854)
Other comprehensive loss	—	—	—	—	(2)	$(2)
Balance at June 30, 2021	31,842,002	$3	$366,836	$(138,498)	$—	$228,341
Issuance of common stock upon exercise of stock options	113,048	$—	$367	$—	$—	$367
Stock-based compensation expense	—	—	2,529	—	—	$2,529
Net loss	—	—	—	(14,013)	—	$(14,013)
Balance at September 30, 2021	31,955,050	$3	$369,732	$(152,511)	$—	$217,224

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(39,915)	$(46,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,516	1,173
Noncash lease expense	1,712	2,201
Stock-based compensation expense	12,876	8,231
Net amortization of premiums and accretion discounts on investments	—	10
Loss on disposal of property, plant, and equipment	55	190
Loss on disposal of lease assets	(1)	—
Amortization of deferred debt issuance costs	18	151
Impairment of in-process research and development	—	1,190
Remeasurement of contingent consideration liability	—	(980)
Changes in operating assets and liabilities:
Accounts receivable - related party	156	—
Prepaid expenses and other current assets	1,696	(462)
Other non-current assets	933	(81)
Accounts payable	556	3,079
Contract liabilities — related party	(4,805)	(3,892)
Operating lease liability	(1,571)	(1,104)
Accrued and other current and non-current liabilities	846	(1,128)
Net cash used in operating activities	(25,928)	(37,608)
Cash flows from investing activities
Proceeds from sales of marketable debt securities	—	7,500
Proceeds from maturities of marketable debt securities	—	2,750
Purchases of property and equipment	(10,292)	(9,968)
Net cash provided by (used in) investing activities	(10,292)	282
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	143,754
Proceeds from Employee Stock Purchase Plan	203	—
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	43,360	—
Proceeds from exercise of stock options	468	1,622
Taxes withheld and paid related to net share settlement of equity awards	(2,461)	—
Deferred issuance costs	(365)	(154)
Net cash provided by financing activities	41,205	145,222
Net change in cash, cash equivalents and restricted cash	4,985	107,896
Cash, cash equivalents and restricted cash, at the beginning of period	277,694	88,857
Cash, cash equivalents and restricted cash, at the end of period	$282,679	$196,753
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$282,679	$192,226
Restricted cash	—	4,527
Cash, cash equivalents and restricted cash	$282,679	$196,753
Supplemental cash flow information
Cash received from tax refund	$—	$214
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$7,111	$2,585
Operating right-of-use assets obtained in exchange for operating lease liabilities	$2,343	$—
Adjustment to goodwill	$—	$413

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Notes to Interim Consolidated Financial Statements (Unaudited)

1. Organization and Nature of the Business

Adicet Bio, Inc. (formerly resTORbio, Inc. (resTORbio)), together with its subsidiaries, (the Company) is a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. The Company is advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs) and adaptors (CAds), to enhance selective tumor targeting and facilitate innate and adaptive anti-tumor immune response for durable activity in patients. The Company's approach to activate, engineer, and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows it to generate new product candidates in a rapid and cost-efficient manner.

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $208.2 million as of September 30, 2022. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

On March 12, 2021, the Company entered into a Capital On Demand™ Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as sales agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in “at-the-market” (ATM) offerings under a registration statement on Form S-3 (File No. 333-254193) filed with the U.S. Securities and Exchange Commission (the SEC), which was declared effective on March 30, 2021. In August 2022, pursuant to the Sales Agreement and subject to the limitations thereof, the Company sold an aggregate of 2,611,723 shares of common stock at $17.23 per share resulting in net proceeds to the Company of $43.4 million after deducting sales agent commissions and expenses.

The Company expects that its cash and cash equivalents, including the net proceeds it received in February 2021 and December 2021 from its underwritten public offerings, the proceeds received from a stock purchase agreement with certain existing investors, as well as the proceeds received from its ATM offering, will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these interim consolidated financial statements.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2022.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2022 and consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 and consolidated cash flows for the nine months ended September 30, 2022 and 2021 have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (2)	$147,717	$—	$—	$147,717
Total fair value of assets	$147,717	$—	$—	$147,717

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (2)	$147,071	$—	$—	$147,071
Total fair value of assets	$147,071	$—	$—	$147,071

(1)
Included in cash and cash equivalents in the consolidated balance sheets.
(2)
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$483	$1,884
Prepayments to CROs	1,119	1,658
Prepaid maintenance	269	958
Prepayments to CMOs	68	115
Prepaid software subscription and licensing fees	451	63
Interest receivable	259	29
Other prepaid expenses and current assets	380	2
Total prepaid expenses and other current assets	$3,029	$4,709

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	September 30, 2022	December 31, 2021
Laboratory equipment	3	$6,178	$5,502
Leasehold improvements	Lesser of useful life or lease term	17,852	1,614
Furniture and fixtures	3	231	303
Construction in progress	—	9,764	13,014
Computer equipment	3	172	216
Software	3	328	320
		34,525	20,969
Less: Accumulated depreciation and amortization		(7,693)	(6,326)
Property and equipment, net		$26,832	$14,643

Depreciation and amortization expense was $0.8 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense was $1.5 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

On March 18, 2022, the Company's wholly-owned subsidiary Adicet Therapeutics entered into Change Order No. 3 (the Change Order No. 3) to a construction agreement between Adicet Therapeutics and CP Enterprises, Inc. d/b/a CP Construction (CP Construction) (the Construction Agreement). The Construction Agreement provides for pre-construction and construction services at the Company's office and laboratory space in Redwood City, California (1000 Bridge Parkway) for consideration of approximately $13.8 million to CP Construction, including previous change orders. The Change Order No. 3 increased the budget for the construction by approximately $5.3 million in order to build one good manufacturing practice (GMP) cell processing and one vector manufacturing suite in addition to controlled materials warehousing at 1000 Bridge Parkway. In June 2022, the Company moved its operations to 1000 Bridge Parkway which resulted in reclassifying $16.2 million from Construction in progress to Leasehold improvements for the nine months ended September 30, 2022. Construction in progress has decreased by $2.6 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021 as the Company approaches completion of its building construction for 1000 Bridge Parkway.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$4,566	$4,020
Accrued professional services	2,368	546
Accrued CMO costs	2,052	1,077
Accrued other research and development expenses	629	504
Accrued CRO costs	446	32
Accrued other liabilities	181	503
Total accrued and other liabilities	$10,242	$6,682

7. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of September 30, 2022. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Regeneron must also pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale.

At contract inception, the Company determined the transaction price of the Regeneron Agreement to be $55.0 million, consisting of the $25.0 million upfront payment and the aggregate research funding fees of $30.0 million payable over the research term. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Per the terms of the original Regeneron Agreement prior to the amendment effective from July 2019, the research funding fees of $30.0 million were payable merely due to the passage of time and therefore did not represent a variable consideration. After the amendment became effective in July 2019, $20.0 million of these fees became contingent upon meeting certain development and regulatory milestones. Therefore, the Company concluded that after the amendment such potential payments became variable consideration. The receipt of the variable consideration was subject to substantial uncertainty and was therefore excluded from the transaction price upon the effective date of the amendment. Accordingly, the transaction price was reduced to $35.0 million in July 2019. The Company re-evaluates the transaction price if there is a significant change in facts and circumstances at least at the end of each reporting period. The Company increased the transaction price by $10.0 million in June 2020 to $45.0 million when it achieved the milestone for the selection of a clinical candidate to the second collaboration target under the Regeneron Agreement. The Company recorded a $4.0 million revenue reduction in the first quarter of 2021 as a result of an adjustment to cumulative revenue recognized due to a change in overall estimated costs primarily due to an extension of time to fulfill the combined performance obligation. During the nine months ended September 30, 2022, the Company recognized $5.0 million in revenue related to the performance obligations described above. The Company also recognized $20.0 million of revenue related to Regeneron's exercise of an option for ADI-002, which is described below, and resulted in an aggregate of $25.0 million recorded as revenue during the nine months ended September 30, 2022. The Company's obligations under the combined performance obligation were completed during the first quarter of 2022.

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

The following tables present changes in the Company’s contract liabilities for the nine months ended September 30, 2022 and 2021 (in thousands):

Nine Months Ended September 30, 2022	Balance at Beginning of Period	Deductions (1)	Balance at End of Period
Contract liability	$4,805	$(4,805)	$—

Nine Months Ended September 30, 2021	Balance at Beginning of Period	Deductions (1)	Balance at End of Period
Contract liability	$13,980	$(3,892)	$10,088

(1)
Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period. Deductions are shown net of additions that are the result of a reduction to cumulative revenue recognized as a result of a change in overall estimated costs, primarily due to an extension of time to fulfill the combined performance obligation, which was recorded as a change in estimate during the nine months ended September 30, 2021.

As of September 30, 2022, there were no contract liabilities related to the Regeneron Agreement. Additionally, as of September 30, 2022, there was less than $0.1 million in contract assets which is reflected as accounts receivable-related party on the consolidated balance sheet.

As of September 30, 2021, contract liabilities related to the Regeneron Agreement of $10.1 million was comprised of the $25.0 million upfront payment and additional $5.0 million research funding fees in each of 2017 and 2018, and $10.0 million for achievement of the milestone for the selection of a clinical candidate to the second collaboration target in June 2020, less $35.3 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of September 30, 2021.

Twist Bioscience

In March 2021, the Company entered into an Antibody Discovery Agreement (the Twist Agreement) with Twist Bioscience Corporation (Twist). Under the terms of the Twist Agreement, Twist will utilize its proprietary platform technology to assist the Company with the discovery of novel antibodies related to target antigens selected by the Company. The Company maintains the sole and exclusive rights to any program antibodies discovered under the Twist Agreement and has the right to patent, assign, license or transfer any work product under the agreement. Furthermore, the Company has the right to sublicense its rights to program antibodies to third parties. The Company may terminate the Twist Agreement at any time, with or without cause, upon a specified period advance written notice.

Per the terms of the agreement, the Company will pay Twist an upfront, non-refundable project initiation fee, a technology access fee, as well as a project fee for each project entered into under the agreement. Additionally, the Company will pay fees for development and regulatory milestones in the tens of millions of dollars and low single digit royalties on net sales to Twist for programs initiated under the agreement. On a cumulative basis as of September 30, 2022, the Company has incurred $0.8 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. For the nine months ended September 30, 2022, no qualifying expenses have been incurred and nothing has been funded by the NIH. On a cumulative basis as of September 30, 2022, $1.3 million has been incurred and $1.3 million has been funded by the NIH.

9. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Redwood City, California, and Boston, Massachusetts.

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the quarter ended September 30, 2022 (in thousands):

Three months ended
September 30, 2022
Lease Cost
Operating lease cost	$1,108
Short-term lease cost	46
Variable lease cost	—
Sublease Income	(181)
Total lease cost	$973
Other Information
Operating cash flows used for lease liabilities	$1,571
Weighted-average remaining lease term - operating leases	6.7
Weighted-average discount rate - operating leases	7.1%

For the nine months ended September 30, 2022, the Company recognized $3.1 million and $0.3 million in operating lease and short-term lease costs, respectively. Additionally, for the nine months ended September 30, 2022, the Company recognized $0.5 million in sublease income.

On July 19, 2021, the Company entered into a Sublease (the Sublease Agreement) with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of office space in Boston, Massachusetts, currently leased by the Company pursuant to the Company’s lease with 500 Boylston and 222 Berkeley Owner (DE) LLC, dated January 8, 2018, as amended (the Master Lease). The term of the Sublease Agreement started on September 1, 2021 and ends on July 30, 2026. The aggregate base rent due to the Company under the Sublease Agreement is approximately $3.5 million which began on October 1, 2021. Upon execution of the Sublease Agreement, the Company received a cash security deposit of $0.1 million from the Sublessee which is recorded as other non-current liabilities in the consolidated balance sheets. The expected sublease income as of September 30, 2022 is as follows (in thousands):

September 30, 2022
2022	$164
2023	671
2024	685
2025	699
2026	416
Total	$2,635

Further, the Company remains liable for the remaining lease payments under the Master Lease, totaling $2.5 million, which is included in future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of September 30, 2022 were as follows (in thousands):

September 30, 2022
2022	$995
2023	4,322
2024	4,450
2025	4,096
2026 and thereafter	13,747
Total undiscounted lease payments	27,610
Less: imputed interest	5,893
Total operating lease liability	21,717
Less: current portion	2,409
Operating lease liability, net of current maturities	$19,308

10. Stockholders' Equity

Common Stock and Warrants

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock as of December 31, 2021.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of September 30, 2022, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	September 30, 2022	December 31, 2021
Stock options available for future grant	3,093,123	1,961,338
Stock options issued and outstanding	5,862,935	3,875,317
Unvested restricted stock units	318,160	771,660
Common stock warrants issued and outstanding	—	220,890
Total common stock reserved	9,274,218	6,829,205

In April 2022, a warrant holder exercised 220,890 warrants at an exercise price of $11.32 per warrant, which resulted in a net issuance of 100,731 shares to the warrant holder. There was no cash received by the Company as a result of this transaction.

The following provides a roll forward of outstanding warrants to purchase common stock as of September 30, 2022:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price	Weight Average Contractual Term (Years)
Outstanding, December 31, 2021	220,890	$11.3177	4.66
Warrants issued	—
Warrants exercised	100,731
Warrants forfeited	120,159
Outstanding, September 30, 2022	—

11. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,745	$796	$5,319	$3,209
General and administrative	2,446	1,733	7,557	5,022
Total stock-based compensation	$4,191	$2,529	$12,876	$8,231

Stock Options

A summary of stock option activity for nine months ended September 30, 2022 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,875,317	$14.08	8.85	$13,212
Options authorized
Options granted	2,219,300	$14.29
Options exercised	(50,176)	$9.35
Options forfeited or cancelled	(181,506)	$13.08
Outstanding, September 30, 2022	5,862,935	$14.23	8.55	$5,872
Options exercisable, September 30, 2022	1,995,850	$14.10	8.18	$2,535
Vested and expected to vest, September 30, 2022	5,862,935	$14.23	8.55	$5,872

The assumptions used in the Black Scholes Model to calculate stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value of common stock	$14.16 - $16.89	$7.84 - $8.35	$11.49 - $19.97	$7.84 - $16.82
Expected term (years)	6.0 - 6.1	5.6 - 6.1	5.5 - 6.1	0.9 - 6.1
Volatility	79.5% - 80.7%	78.0% - 78.2%	77.4% - 80.7%	77.9% - 79.8%
Risk free rates	2.7% - 4.0%	0.9% - 1.2%	1.6% - 4.0%	0.1% - 1.2%
Dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units

In October 2021, the Company granted 560,000 RSUs with service and performance conditions to certain employees, 112,000 and 336,000 of which vested during the three months and nine ended September 30, 2022, respectively. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfilment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The Company recognized $0.3 million and $2.0 million of related expense during the three and nine months ended September 30, 2022, respectively.

The summary of RSU activity and related information for the nine months ended September 30, 2022 is set forth below:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2021	771,660	$7.85
RSUs granted	—	—
RSUs vested	(433,375)	$7.82
RSUs forfeited	(20,125)	$7.12
Outstanding, September 30, 2022	318,160	$7.88

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

The 2014 Plan and 2015 Plan

As of September 30, 2022, the number of shares of common stock available for grant under the 2014 Plan and 2015 Plan is 93,599 shares. As of September 30, 2022, an aggregate of 1,059,802 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2015 Plan at a weighted average exercise price of $12.01 per share and an aggregate of 185,396 shares of Former Adicet common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan at a weighted average exercise price of $1.61 per share.

The 2017 Plan and 2018 Plan

As of September 30, 2022, the number of shares of common stock available for grant under the 2017 Plan and 2018 Plan is 2,594,924 shares. As of September 30, 2022, an aggregate of 4,140,410 shares of common stock were issuable upon the exercise of outstanding stock options under the 2017 Plan and 2018 Plan at a weighted average exercise price of $14.88 per share. Included in this amount was a grant of 6,410 performance stock units, 210,750 RSUs and 560,000 RSUs the Company granted in May 2021, August 2021 and October 2021, respectively.

2018 Employee Stock Purchase Plan

On January 1, 2022, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 Employee Stock Purchase Plan (ESPP) automatically increased from 524,775 shares to 922,144 shares. During the three and nine months ended September 30, 2022, no shares and 16,354 shares were issued under the 2018 ESPP. As of September 30, 2022, 890,123 shares of common stock were available for issuance under the 2018 ESPP.

Inducement Grants

As of September 30, 2022, the number of shares of common stock available for grant under the Inducement Plan is 404,600 shares and an aggregate of 595,400 shares of common stock were issuable upon the exercise of inducement grants of stock options, approved by the Company in accordance with Nasdaq listing Rule 5635(c)(4) and granted under the Inducement Plan, at a weighted average exercise price of $14.43 per share. In addition, as of September 30, 2022, an aggregate of 362,503 shares of common stock were issuable upon the exercise of inducement grants of stock options, approved by the Company in accordance with Nasdaq listing Rule 5635(c)(4) prior to establishing the Inducement Plan, at a weighted average exercise price of $14.33 per share.

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss - basic and diluted	$(21,996)	$(14,013)	$(39,915)	$(46,186)
Weighted-average shares used in computing net loss per share, basic and diluted	41,642,815	31,876,016	40,547,792	29,954,616
Net loss per share, basic and diluted	(0.53)	(0.44)	(0.98)	(1.54)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of September 30,
	2022	2021
Options to purchase common stock	5,862,935	4,276,356
Unvested restricted stock awards	318,160	—
Common stock warrants	—	220,890
Total	6,181,095	4,497,246

13. Income Taxes

The Company recognized no income tax expense during the three and nine months ended September 30, 2022, compared to an income tax expense of $11,000 and income tax benefit of $0.1 million during the three and nine months ended September 30, 2021, respectively. The income tax benefit during the nine months ended September 30, 2021 was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from IPR&D.

The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of September 30, 2022.

14. Related Party

As of September 30, 2022, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing. For the three and nine months ended September 30, 2022, the Company recorded no revenue and revenue of $25.0 million from the Regeneron Agreement, respectively. See Note 7 for a discussion of the Regeneron Agreement.

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

Overview

We are a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. We are advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs) and adaptors (CAds), to enhance selective tumor targeting and facilitate innate and adaptive anti-tumor immune response for durable activity in patients. Our approach to activate, engineer and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows us to generate new product candidates in a rapid and cost-efficient manner. Our allogeneic "off-the-shelf" manufacturing process allows for product from unrelated donors to be stored and sold on demand to treat patients without inducing a graft versus host immune response. This is in contrast to products based on alpha beta T cells, which either must be manufactured for each patient from his or her own T cells, or require significant gene editing to manufacture if the T cells are derived from donors that are unrelated to the patient.

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is in an ongoing Phase 1 study for the treatment of relapsed or refractory B-cell non-Hodgkin's lymphoma (NHL). Our pipeline also includes ADI-925, a novel engineered CAd gamma delta T cell product candidate targeting tumor stress ligands. In addition, our pipeline includes ADI-002, an allogeneic gamma delta CAR-T cell therapy expressing a GPC3-targeted CAR and a cell intrinsic soluble form of interleukin-15 (IL-15), for the treatment of solid tumors. Our pipeline has five additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors.

In March 2021, we initiated the first-in-human Phase 1 trial to assess safety and efficacy of ADI-001 in NHL patients. The Phase 1 study for ADI-001 will enroll up to 80 late-stage NHL patients at a number of cancer centers across the United States. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In April 2022, the FDA granted Fast Track Designation for ADI-001 for NHL. In June 2022, we reported positive interim clinical data from the dose escalation portion of this study at the American Society of Clinical Oncology annual meeting. In November 2022, we announced that an abstract detailing updated safety and efficacy data from our Phase 1 study was made available as part of the 64th American Society of Hematology (ASH) Annual Meeting as of a July 15, 2022 data cut-off date. Additional clinical data from this study will be provided during the ASH Annual Meeting in December 2022. In November 2022, we also announced that we will present preclinical data from four new pipeline programs at poster sessions at the upcoming Society for Immunotherapy of Cancer 37th Annual Meeting.

Recent Developments

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Capital On Demand™ Sales Agreement (Sales Agreement) with JonesTrading Institutional Services LLC (Sales Agent), to provide for the offering, issuance and sale of our common stock from time to time in “at-the-market” offerings (ATM Program). In accordance with the Sales Agreement, we previously filed a prospectus, dated March 30, 2021 (the Existing Prospectus) under our registration statement on Form S-3 (File No. 333-254193) (2021 Shelf Registration Statement) filed with the U.S. Securities and Exchange Commission (the SEC), for the offer and sale of up to $75.0 million of shares of our common stock through the Sales Agent. We agreed to pay to the Sales Agent cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. In August 2022, pursuant to the Sales Agreement and subject to the limitations thereof, we sold an aggregate of 2,611,723 shares of common stock at $17.23 per share resulting in net proceeds to us of $43.4 million after deducting sales agent commissions and expenses. On November 8, 2022, we will file a prospectus supplement (the New Prospectus) to the 2021 Shelf Registration Statement, which will update and supersede the Existing Prospectus. The New Prospectus will cover the offer and sale of up to $100.0 million of shares of our common stock from time to time through JonesTrading, acting as our sales agent, under the ATM Program, which includes the $30.0 million of shares of our common stock not sold pursuant to the Existing Prospectus and up to an additional $70.0 million of shares of our common stock.

Change Order for 1000 Bridge Parkway Construction

On March 18, 2022, our wholly-owned subsidiary Adicet Therapeutics, Inc. (Adicet Therapeutics) entered into Change Order No. 3 (the Change Order No. 3) to a construction agreement between Adicet Therapeutics and CP Enterprises, Inc. d/b/a CP Construction (CP Construction) (the Construction Agreement). The Construction Agreement provides for pre-construction and construction services at our office and laboratory space in Redwood City, California (1000 Bridge Parkway) for consideration of approximately $13.8 million to CP Construction, including previous change orders. The Change Order No. 3 increased the budget for the construction by approximately $5.3 million in order to build one good manufacturing practice (GMP) cell processing suite and one vector manufacturing suite in addition to controlled materials warehousing at 1000 Bridge Parkway.

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

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and have received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of September 30, 2022. Our obligations under the combined performance obligation were completed during the first quarter of 2022. Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees for a certain number of Collaboration ICPs. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002 and Regeneron potentially has additional options to other Collaboration ICP targets under the Regeneron Agreement. We declined to exercise our option to co-fund the development of ADI-002 with Regeneron, and accordingly, Regeneron must also pay us high single digit royalties as a percentage of net sales for ADI-002 or any other optioned ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double digit royalties as a percentage of net sales of Collaboration ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

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

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of the non-cash amortization of costs incurred in connection with the Loan Agreement entered into with PacWest in April 2020, and subsequently amended in October 2021, as discussed below.

Other Expense, Net

Other expense, net primarily consists of state franchise and capital taxes not related to income.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Revenue – related party	$—	$3,429	$(3,429)	(100%)
Operating expenses
Research and development	16,570	11,926	4,644	39%
General and administrative	6,415	5,213	1,202	23%
Total operating expenses	22,985	17,139	5,846	34%
Loss from operations	(22,985)	(13,710)	(9,275)	68%
Interest income	1,224	4	1,220	30,500%
Interest expense	(18)	(50)	32	64%
Other expense, net	(217)	(246)	29	12%
Loss before income tax provision	(21,996)	(14,002)	(7,994)	57%
Income tax provision	—	11	(11)	(100%)
Net loss	$(21,996)	$(14,013)	$(7,983)	57%

Revenue

Revenue decreased by $3.4 million, or 100%, for the three months ended September 30, 2022 compared to the same period in 2021 resulting from no revenue recognized under the Regeneron Agreement in the current period. Our obligations under the combined performance obligation with Regeneron were completed during the first quarter of 2022, resulting in revenue fully recognized under the agreement as of March 31, 2022.

Research and development

	Three Months Ended September 30,
	2022	2021
Payroll and personnel expenses(1)	$8,008	$4,559
Costs incurred under agreements with consultants, CMOs, and CROs	2,754	3,904
Lab materials, supplies, and maintenance of equipment used for research and development activities	2,006	1,203
Other research and development expenses(2)	3,802	2,260
Total research and development expenses	$16,570	$11,926

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $4.6 million, or 39%, during the three months ended September 30, 2022 compared to the same period in 2021. The increase in research and development expenses was primarily due to a $3.4 million increase in payroll and personnel expenses resulting from an increase in overall headcount and a $1.2 million increase in CMO and other externally conducted research and development expense. This was partially offset by a $0.3 million decrease in consulting fees as well as a $0.1 million decrease in professional fees.

General and administrative

General and administrative expenses increased by $1.2 million, or 23%, during the three months ended September 30, 2022 as compared to the same period in 2021. The increase in general and administrative expenses was primarily due a $1.3 million increase in payroll and personnel expenses, which includes an increase in stock based compensation of $0.6 million, salaries and benefits of $0.5 million and contractor fees of $0.1 million. These increases were the result of increased headcount for the period. This increase was partially offset by a less than $0.1 million decrease in professional service fees.

Interest income

Interest income increased by $1.2 million, or 30,500%, during the three months ended September 30, 2022 as compared to the same period in 2021, which was primarily due to higher interest rates and higher cash balances for the period.

Interest Expense

Interest expense decreased by less than $0.1 million or 64% during the three months ended September 30, 2022 as compared to the same period in 2021 due to larger fees associated with the original loan agreement entered into in April 2020 compared to the fees associated with the amended loan agreement entered into in October 2021, as discussed below.

Other expense, net

Other expense, net decreased by less than $0.1 million or 12%, during the three months ended September 30, 2022 as compared to the same period in 2021. This was due to an decrease in realized losses related to foreign exchange rates.

Income tax expense

We recognized no income tax expense during the three months ended September 30, 2022 compared to an income tax expense of $11,000 during the three months ended September 30, 2021. This was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from in process research and development (IPR&D) for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Revenue – related party	$24,990	$4,262	$20,728	486%
Operating expenses
Research and development	46,231	$34,285	11,946	35%
General and administrative	19,745	$15,868	3,877	24%
Total operating expenses	65,976	50,153	15,823	32%
Loss from operations	(40,986)	(45,891)	4,905	(11%)
Interest income	1,581	$54	1,527	2,828%
Interest expense	(54)	$(151)	97	64%
Other expense, net	(456)	$(312)	(144)	(46%)
Loss before income tax provision	(39,915)	(46,300)	6,385	(14%)
Income tax provision	-	$(114)	114	(100%)
Net loss	$(39,915)	$(46,186)	$6,271	(14%)

Revenue

Revenue increased by $20.7 million, or 486%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to the exercise of an option by Regeneron related to ADI-002 which resulted in a $20.0 million payment received, and recognized as revenue during the nine months ended September 30, 2022.

Research and development

	Nine Months Ended September 30,
	2022	2021
Payroll and personnel expenses(1)	$21,881	$15,315
Costs incurred under agreements with consultants, CMOs, and CROs	11,175	9,563
Lab materials, supplies, and maintenance of equipment used for research and development activities	4,619	3,415
Other research and development expenses(2)	8,556	5,992
Total research and development expenses	$46,231	$34,285

Research and development expenses increased by $11.9 million, or 35%, during the nine months ended September 30, 2022 compared to the same period in 2021. The increase in research and development expenses was primarily due to a $6.6 million increase in payroll and personnel expenses resulting from an increase in overall headcount and a $2.5 million increase in CMO and other externally conducted research and development expense. In addition, there was a $1.2 million increase in lab expenses for the period. This increase was partially offset by a $0.1 million decrease in professional fees.

General and administrative

General and administrative expenses increased by $3.9 million, or 24%, during the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in general and administrative expenses was primarily due a $4.6 million increase in payroll and personnel expenses, which includes an increase in stock based compensation of $2.5 million, salaries and benefits of $1.5 million and recruiting fees of $0.1 million. These increases were the result of increased headcount for the period.

Interest income

Interest income increased by $1.5 million, or 2,828%, during the nine months ended September 30, 2022 as compared to the same period in 2021, which was primarily due to higher interest rates and higher cash balances for the period.

Interest Expense

Interest expense decreased by less than $0.1 million or 64% during the three months ended September 30, 2022 as compared to the same period in 2021 due to larger fees associated with the original loan agreement entered into in April 2020 compared to the fees associated with the amended loan agreement entered into in October 2021, as discussed below.

Other expense, net

Other expense, net increased by $0.1 million or 46%, during the nine months ended September 30, 2022 as compared to the same period in 2021. This was due to an increase in realized losses related to foreign exchange.

Income tax expense (benefit)

We recognized no income tax expense during the nine months ended September 30, 2022 compared to an income tax benefit of $0.1 million during the nine months ended September 30, 2021. The income tax benefit of $0.1 million was due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from in process research and development (IPR&D) for the nine months ended September 30, 2021.

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

In March 2021, we entered into the Sales Agreement, pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Sales Agent. In August 2022, pursuant to this agreement, we sold an aggregate of 2,611,723 shares of common stock at a price per share of $17.23 to two healthcare-focused institutional investors for net proceeds of approximately $43.4 million. On November 8, 2022, we will file the New Prospectus, which will update and supersede the Existing Prospectus. The New Prospectus will cover the offer and sale of up to $100.0 million of shares of our common stock from time to time through JonesTrading, acting as our sales agent, under the ATM Program, which includes the $30.0 million of shares of our common stock not sold pursuant to the Existing Prospectus and up to an additional $70.0 million of shares of our common stock.

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

As of September 30, 2022, we had cash and cash equivalents of $282.7 million. We expect that the cash and cash equivalents will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loan Agreement

On October 21, 2021, we amended our Loan Agreement with PacWest (as amended, the Loan Amendment) under which PacWest will provide one or more Term Loans, as well as certain Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million. As of September 30, 2022, we had outstanding Non-Formula Ancillary Services of $4.4 million. Accordingly, as of September 30, 2022, we have $10.6 million available under the Term Loan. Pursuant to the Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

As of the date of this Quarterly Report on Form 10-Q, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

Future Funding Requirements

We recorded net loss of $22.0 million and $39.9 million for the three and nine months ended September 30, 2022, respectively. Prior to this period, we have recorded net losses since inception. As of September 30, 2022, we had an accumulated deficit of $208.2 million.

As of September 30, 2022, we had cash and cash equivalents of $282.7 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least 12 months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(25,928)	$(37,608)
Investing activities	(10,292)	282
Financing activities	41,205	145,222
Net (decrease) increase in cash, cash equivalents and restricted cash	$4,985	$107,896

Cash Flows from Operating Activities

Net cash used in operating activities was $25.9 million for the nine months ended September 30, 2022. Cash used in operating activities consisted of net loss and non-cash adjustments of $23.7 million, offset by a net decrease in assets and liabilities of $2.2 million. Non-cash items primarily included stock-based compensation expense of $12.9 million, non-cash lease expense of $1.7 million and depreciation and amortization of $1.5 million. The net change in assets and liabilities was primarily due to a decrease in deferred revenue of $4.8 million related to the Regeneron Agreement and a decrease in operating lease liability of $1.6 million. This net decrease was partially offset by an increase of prepaid expenses and other current assets of $1.7 million and an increase in other current assets of $0.8 million.

Net cash used in operating activities was $37.6 million for the nine months ended September 30, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $46.2 million, adjusted for non-cash activities of $12.1 million. The non-cash activities are composed of depreciation expense of $1.2 million, loss from disposal of fixed assets of $0.2 million, a noncash lease expense of $2.2 million related to amortization of right of use (ROU) asset, stock-based compensation expense of $8.2 million, an amortization of deferred debt issuance costs of $0.1 million, a non-cash expense for impairment of in-process research and development (IPR&D) of $1.2 million, and a gain on the remeasurement of contingent consideration liability of $1.0 million. Changes in operating assets and liabilities were composed of decreases of $0.5 million in prepaid expenses and other current assets, $3.9 million in contract liabilities related to the Regeneron Agreement, $1.1 million in operating lease liabilities, and $1.2 million in accrued and other current liabilities. These decreases were partially offset by increases of $3.1 million in accounts payable and $0.1 million in other non-current liabilities related to security deposit held for the sublease of the Boston lease. The changes in prepaid expenses and other current assets, accounts payable, and accrued and other liabilities resulted from the timing of payments to our service providers.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.3 million for the nine months ended September 30, 2022, which was primarily related to the construction of our office and laboratory space at 1000 Bridge Parkway.

Net cash provided by investing activities was $0.3 million for the nine months ended September 30, 2021, which consisted of proceeds from sales and maturities of marketable debt securities of $10.3 million, partially offset by purchases of property and equipment of $10.0 million related to the construction of our new building at 1000 Bridge Parkway.

Cash Flows from Financing Activities

Net cash provided by financing activities was $41.2 million for the nine months ended September 30, 2022, which was primarily related to an offering under our ATM Program in August 2022 which resulted in net proceeds of $43.4 million. Cash provided by financing activities was partially offset by an increase in the cash paid for taxes withheld on the net share settlement of equity awards of $2.5 million.

Net cash provided by financing activities was $145.2 million for the nine months ended September 30, 2021, was related to net cash proceeds received from our public offering in February 2021 of $143.8 million, cash proceeds of $1.6 million from exercise of stock options and deferred debt issuance costs of $0.2 million.

Leases

We currently lease an office space in Boston, Massachusetts under a non-cancellable operating lease (the Boston Lease), with an expiration date of July 31, 2026. The Boston Lease was amended on April 1, 2019, to relocate into a premises in the same building with additional space. The initial annual base rent for this lease was $0.6 million and increases 2% annually. On July 19, 2021, we entered into a sublease agreement with the office space in Boston, Massachusetts, or the Sublease Agreement. The term of the Sublease Agreement started on September 1, 2021 and will end on July 30, 2026. The aggregate base rent due to us under the Sublease Agreement is approximately $3.5 million. Pursuant to the Sublease Agreement, we agreed to transfer certain furniture located in the subleased premises to the sublessee for $1.00. We remain liable for the lease payments under the Boston Lease.

On October 28, 2018, Adicet Therapeutics executed a non-cancelable lease agreement for an office and laboratory facility at 1000 Bridge Parkway, Redwood City, California (the Redwood City Lease), with an expiration date of February 28, 2030. The initial annual base rent for the Redwood City Lease is an aggregate of $1.3 million, and such amount will increase 3% annually. On June 16, 2022, Adicet Therapeutics entered into the Second Amendment, which provides for the Expansion Space. Adicet Therapeutics will pay a monthly fee for the Expansion Space increasing annually from $73,224.00 to $78,439.38 over the thirty-six (36) month term of the Second Amendment. The Second Amendment also provides Adicet Therapeutics with an allowance to construct improvements to the Expansion Space.

On July 21, 2022, we entered a short-term lease agreement with WeWork for a temporary office space located at 200 Berkeley Street, Boston, Massachusetts. The initial lease term commenced on August 1, 2022 and expires on July 31, 2023. The base rent is approximately $16,000 per month.

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

We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early. We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a large accelerated filer, with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2022, we had cash and cash equivalents of $282.7 million, consisting of interest-bearing money market funds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

Foreign Currency Exchange Risk

Our headquarters are located in the United States, where a majority of our general and administrative expenses and research and development costs are incurred in U.S. Dollars. As we grow our business, our results of operations and cash flows may be subject to fluctuations due to foreign currency exchange rates. As of September 30, 2022, we do not believe foreign currency exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Inflation Risk

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. As of September 30, 2022, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates remain high or continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including a follow-on public offering in December 2021 which raised net proceeds of approximately $94.2 million from the sale of our common stock. Although we recorded net income of $4.6 million for the three months ended March 31, 2022, this was primarily due to the completion of a milestone under the Regeneron Agreement (as defined below) related to ADI-002 which resulted in a $20.0 million payment received and recognized in the three months ended March 31, 2022. In the three and nine months ended September 30, 2022, we recorded net loss of $22.0 million and $39.8 million, respectively. As of September 30, 2022, we had an accumulated deficit of $208.2 million.

We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our gamma delta T cell platform, including ADI-001 and ADI-925. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects and cause investors to lose all or part of their investments.

Our history of recurring losses and anticipated expenditures could raise substantial doubts about our ability to continue as a going concern.

As of the date of this Quarterly Report on Form 10-Q, we believe that with $282.7 million in cash and cash equivalents, we are capitalized into the first half of 2025. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our own future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

We have concentrated our research and development efforts on our allogeneic gamma delta T cell therapy and our future success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and product candidates and there can be no assurance that any development problems we have experienced or may experience in the future will not cause significant delays or result in unforeseen issues or unanticipated costs, or that any such development problems or issues can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our future clinical studies or commercializing our products on a timely or profitable basis, if at all. In addition, our expectations with regard to the advantages of an allogeneic gamma delta T cell therapy platform relative to other therapies may not materialize or materialize to the degree we anticipate. Further, our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.

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

In addition, for the ongoing Phase 1 study of ADI-001 and any future trials that may be completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Any of the foregoing could have a material adverse effect on our business, prospects and financial condition.

We may not be able to file investigational new drug (IND) applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA. Our pipeline also includes ADI-925, an engineered CAd T cell product candidate targeting tumor stress ligands. In addition, we have six additional internal gamma delta T cell therapy programs in preclinical development and previously announced our plan to file one new IND every 12-18 months, including one new IND in the second half of 2023. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent Institutional Review Boards (IRBs) or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. We have six additional internal gamma delta T cell therapy programs in preclinical development and plan to submit one new IND to the FDA every 12-18 months, including one new IND in the second half of 2023. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that it will be able to successfully advance any of these additional product candidates through the development process.

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

We expect to spend a substantial amount of capital in the clinical development of our product candidates, including the ongoing Phase 1 clinical trial for ADI-001 and the preclinical development of additional internal gamma delta T cell therapy programs, including ADI-925. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of the date of this Quarterly Report on Form 10-Q, we believe that with $282.7 million in cash and cash equivalents, we are capitalized into the first half of 2025. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Our business, financial position, results of operations or cash flows may be affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused, and is likely to continue to cause, in the United States and international markets, including as a result of prolonged economic downturn or recession. Since January 2020, the COVID-19 pandemic has spread around the world. The continued impact of COVID-19, despite progress in vaccination efforts, has resulted in significant governmental measures being implemented to control the spread of COVID-19 and its variants, including quarantines, travel restrictions, social distancing and business shutdowns. Such measures have had, and are likely to continue to have, adverse impacts on the United States economy of uncertain severity and duration and may negatively impact our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and may further affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The ongoing COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our future clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency, and clinical trial sites may be less willing to enroll patients in clinical trials that may compromise a person’s immune system. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to ADI-001 or our other product candidates. Additionally, while the ultimate economic impact, and duration of the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

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

The ongoing military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and hinder our ability to find the materials we need to make our product candidates. Supply disruptions make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which increases pressure on our costs and increases the risk that we may be unable to acquire the necessary goods and services to successfully manufacture our product candidates. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical or clinical trials, such as our clinical trial of ADI-001 in NHL patients, could be delayed or suspended. Any delay or interruption in the supply of trial supplies could delay the completion of such trials, increase the costs associated with maintaining these research and development activities and, depending upon the period of delay, require us to commence new preclinical or clinical trials at additional expense or terminate such trials completely.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company (EGC) or a smaller reporting company (SRC), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a large accelerated filer, with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; or (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering, which would be December 31, 2023.

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

We have entered, and plan to enter, into collaborations with other companies, including our collaboration agreement with Regeneron and discovery agreement with Twist Bioscience Corporation (Twist), that we believe can provide us with additional capabilities beneficial to our business. The collaboration with Regeneron provides us with important technologies, expertise and funding for our programs and technology, and we expect to receive additional technologies, expertise and funding under this and other collaborations in the future. Under our discovery agreement with Twist, Twist will utilize its proprietary platform technology to assist us with the discovery of novel antibodies related to our gamma delta T cell therapy programs. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

Our product candidates require many specialty raw materials, including viral vectors that deliver the targeting moiety and other genes to the product candidate. We currently manufacture through contract manufacturers, some of which have limited resources and experience supporting a commercial product, and such suppliers may not be able to deliver raw materials to our specifications. Those suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We also do not have contracts with many of these suppliers, and we may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing. Additionally, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA, and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the materials needed for our clinical trials, which could lead to delays in these trials.

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

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for our product candidates to be designed to evaluate the efficacy of the product candidate in an open-label, non-comparative, two-stage, pivotal, multicenter, single-arm clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, in August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

We are aware of United States and foreign patents held by a third parties relating to gamma delta T cell expansion protocols and related compositions which, on information and belief, are invalid and/or not infringed. In the event that these patents are successfully asserted against our product candidates, such as ADI-001, ADI-925 and ADI-002, or the use of our precursor cells in manufacture of these product candidates, such litigation may negatively impact our ability to commercialize these product candidates in such jurisdictions. We are also aware of several United States and foreign patents held by third parties relating to certain CAR compositions of matter, methods of making and methods of use which, on information and belief, are invalid and/or not infringed. Nevertheless, third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when ADI-001, ADI-925, ADI-002 or another CAR-based product candidate is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid and/or not infringed.

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

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 46.1% of our outstanding voting common stock. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

*Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, rising interest rates have impacted the Company’s net income. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

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

We are an EGC, and, for as long as we continue to be an EGC, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a large accelerated filer, with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering. For as long as we remain an “emerging growth company,” we expect to avail ourselves of the exemptions from various reporting requirements applicable to other public companies but not to EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Section 404).

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

On March 12, 2021, we filed a registration statement on Form S-3 (File No. 333-254193) with the SEC, which was declared effective on March 30, 2021 (2021 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Capital On Demand™ Sales Agreement (Sales Agreement) with JonesTrading Institutional Services LLC (Sales Agent), to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of shares of our common stock from time to time in “at-the-market” offerings under the 2021 Shelf Registration Statement and filed a prospectus with the 2021 Shelf Registration Statement for the offer and sale of up to an aggregate amount of $75.0 million of shares of our common stock from time to time through the Sales Agent. On November 8 2022, we will file a new prospectus supplement to the 2021 Shelf Registration Statement for the offer and sale of up to $100.0 million of shares of our common stock from time to time the Sales Agent, which includes the $30.0 million of shares of our common stock not sold under the original prospectus and up to an additional $70.0 million of shares of our common stock. We will pay to the Sales Agent cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. On March 15, 2022, we filed a registration statement on Form S-3 (File No. 333-263587) with the SEC, which was amended by the Amendment No. 1 to the Registration Statement on Form S-3, as filed with the SEC on March 16, 2022, declared effective on May 9, 2022 (2022 Shelf Registration Statement, together with the 2021 Shelf Registration Statement, the Shelf Registration Statements), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statements or otherwise, the market price of our common stock could decline significantly.

We have also filed registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We previously entered into a Capital On Demand™ Sales Agreement, dated March 12, 2021 (the Sales Agreement) with JonesTrading Institutional Services LLC (JonesTrading) pursuant to which we may offer and sell shares of our common stock, par value $0.0001 per share, from time to time through JonesTrading as our sales agent. Pursuant to the Sales Agreement, we filed a prospectus, dated March 30, 2021 (the Existing Prospectus), for the offer and sale of up to $75.0 million of shares of our common stock from time to time through JonesTrading, acting as our sales agent. As of the date of this Quarterly Report on Form 10-Q, we have sold approximately $45.0 million of shares of our common stock under the Sales Agreement pursuant to the Existing Prospectus. On November 8, 2022, we will file a prospectus supplement (the New Prospectus) to our registration statement on Form S-3 (File No. 333-254193) (the 2021 Shelf Registration Statement), which will update and supersede the Existing Prospectus. The New Prospectus will cover the offer and sale of up to $100.0 million of shares of our common stock from time to time through JonesTrading, acting as our sales agent, which includes the $30.0 million of shares of our common stock not sold pursuant to the Existing Prospectus and up to an additional $70.0 million of shares of our common stock.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, sales of the Shares under the Sales Agreement may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the Securities Act). We are not obligated to make any sales of the Shares under the Sales Agreement.

We or JonesTrading may suspend the offering of Shares being made through JonesTrading under the Sales Agreement, upon proper written notice to the other party. JonesTrading has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Global Market to sell the Shares up to the number or amount specified in, and otherwise in accordance with the terms of, a placement notice delivered pursuant to the Sales Agreement.

We will continue to pay JonesTrading compensation for its services in cash equal to 3.0% of the gross proceeds from the sale of the Shares pursuant to the terms of the Sales Agreement. We also agreed to provide indemnification and contribution to JonesTrading with respect to certain liabilities.

JonesTrading and/or its affiliates have provided, and may in the future provide various investment banking, commercial banking and other financial services to us and/or our affiliates, for which services they may in the future receive customary fees. To the extent required by Regulation M of the Securities Exchange Act of 1934, as amended, JonesTrading will not engage in any market making activities involving our common stock while the offering is ongoing under the prospectus and prospectus supplement.

The foregoing description of the material terms of the Sales Agreement, is qualified in its entirety by reference to the full texts of each of the Original Sales Agreement, a copy of which was filed as Exhibit 1.2 to the 2021 Shelf Registration Statement and is incorporated herein by reference. Goodwin Procter LLP, our counsel, has issued a legal opinion relating to the Additional Shares being offered pursuant to the prospectus supplement. A copy of such legal opinion, including the consent included therein, is attached as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or solicitation of an offer to buy these securities, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of such state or jurisdiction.

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

5.1*	Opinion of Goodwin Procter LLP.

10.1*†	Antibody Discovery Agreement, dated as of March 23, 2021, by and between the Registrant and Twist Bioscience Corporation.

23.1*	Consent of Goodwin Procter LLP (contained in Exhibit 5.1).

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

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

ADICET BIO, INC.

Date: November 8, 2022	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: November 8, 2022	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)