Form 10-K
period 2022-12-31
Adicet Bio, Inc.
filed 2023-03-15
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes ☒ No

As of June 30, 2022, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $427.7 million based on a closing price of $14.60 per share as quoted by The Nasdaq Global Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2023 there were 42,954,975 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2023 annual meeting of shareholders, scheduled to be held on June 1, 2023, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Summary of the Material and Other Risks Associated with Our Business

•
We have a limited operating history and face significant challenges and expense as we build our capabilities.
•
Our business is highly dependent on the success of ADI-001. If we are unable to obtain regulatory approval for ADI-001 and effectively commercialize ADI-001 for the treatment of patients in our approved indications, our business would be significantly harmed.
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
•
We have not yet commenced manufacturing operations at our own manufacturing facility and currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including ADI-001. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

i

ii

iii

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
•
our expectations regarding our additional internal gamma delta T cell therapy programs, including ADI-925, in preclinical development and our expectations regarding our ability to develop other oncology product candidates in our research pipeline;
•
our expectations regarding the availability, timing and announcement of data from our Phase 1 clinical trial;
•
our expectations regarding discussions with the FDA and the European Medicines Agency (EMA) a potential path to support Biologics License Application (BLA) and Marketing Authorization Application (MAA) for ADI-001;
•
the anticipated timing of our submission of IND applications or equivalent regulatory filings and initiation of future clinical trials, including the timing of the anticipated results;
•
the impact of the COVID-19 pandemic on our continuing operations, clinical development plans, including the timing of initiation and completion of studies or trials, financial forecasts and expectations, and other matters related to our business and operations;
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
•
our financial performance;
•
our expectations related to the use of cash and cash equivalents;
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

PART I

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Adicet Bio,” “Adicet,” the “Company,” “we,” “us” and “our” refer to Adicet Bio, Inc. and its subsidiaries, as applicable.

Item 1. Business.

Overview

We are a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. We are advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs) and chimeric adaptors (CAds), to enhance selective tumor targeting and facilitate innate and adaptive anti-tumor immune response for durable activity in patients.

Our approach to activate, engineer and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows us to generate new product candidates in a rapid and cost-efficient manner. Our allogeneic "off-the-shelf" manufacturing process is designed to allow product from unrelated donors to be stored and sold on demand to treat patients without inducing a graft versus host immune response. This is in contrast to products based on alpha beta T cells, which either must be manufactured for each patient from his or her own T cells, or require significant gene editing to manufacture if the T cells are derived from donors that are unrelated to the patient.

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is in an ongoing Phase 1 study for the treatment of relapsed or refractory B-cell non-Hodgkin’s lymphoma (NHL). Our pipeline also includes ADI-925, a novel engineered CAd gamma delta T cell product candidate targeting tumor stress ligands. Our pipeline has several additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors. We expect to continue to develop product candidates in oncology based on the gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR, CAd and other technology.

In March 2021, we initiated the first-in-human Phase 1 trial to assess safety and efficacy of ADI-001 in NHL patients. The Phase 1 study for ADI-001 may enroll up to 80 late-stage NHL patients at a number of cancer centers across the United States. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In April 2022, the FDA granted Fast Track Designation for ADI-001 for NHL. In December 2022, interim results from the trial were presented at the American Society of Hematology (ASH) annual meeting. See “—ADI-001, an Anti-CD20 CAR Gamma Delta T Cell Product Candidate Targeting NHL—Results from Ongoing ADI-001 Phase 1 Trial” section of this Annual Report on Form 10-K for information regarding the results. Subject to further patient follow-up, we plan to discuss with the FDA during the second quarter of 2023 and later with the EMA on a path forward for a potential pivotal program for ADI-001. We intend to initiate a first potential pivotal study in post-CAR T large B-cell lymphoma (LBCL) patients in the second half of 2023, potentially in the third quarter. We also expect to provide an additional clinical update for the ADI-001 Phase 1 study in the first half of 2023.

Our Pipeline

We are currently developing a pipeline of allogeneic “off-the-shelf” gamma delta T cell therapies, using either previously validated antigens or those that we identify and target using our CAR, CAd or other technology. Our most advanced product candidate in development, ADI-001, is in an ongoing Phase 1 clinical trial for relapsed or refractory aggressive B NHL targeting B-cell antigen CD20. We are also developing a pipeline to advance the research and development of allogeneic CAR and CAd T cell product candidates in both hematological malignancies and solid tumors. We expect to continue to develop product candidates in oncology based on our gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR, CAd or other technologies.

Our pipeline is represented in the diagram below:

*ADI-925 is an engineered CAd γδ1 T cell product candidate targeting stress ligands, including MICA/MICB & ULBP1-6, expressed on malignant cells

+ Regeneron exercised its option to license the exclusive worldwide rights to ADI-002

HCC: Hepatocellular carcinoma; mCRPC: Metastatic castration-resistant prostate cancer; MICA/MICB: Major histocompatibility complex (MHC) Class I chain-related protein A/B; NHL: Non-Hodgkin's lymphoma; PSMA: Prostate-specific membrane antigen; RCC: Renal cell carcinoma; ST: Solid tumor; ULBP: UL16 binding protein

Figure 1. Company Pipeline

Our pipeline of CAR and CAd gamma delta T cell product candidates include:

•
ADI-001: The product candidate furthest along in development is ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, which is in an ongoing Phase 1 study for the treatment of relapsed or refractory B-cell NHL. In December 2022, interim results from the trial were presented at the ASH annual meeting. See “Results from Ongoing ADI-001 Phase 1 Trial” section of this Annual Report on Form 10-K for information regarding the results. Subject to further patient follow-up and discussion with FDA, we plan to transition to a pivotal program in the second quarter of 2023.
•
ADI-925: Our pipeline also includes ADI-925, a novel engineered CAd gamma delta T cell product candidate targeting tumor stress ligands. We expect to file an IND application for ADI-925 in the second half of 2023.
•
Additional Preclinical Programs (CAR, CAd and other technologies): Our pipeline also includes additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors. We expect to continue to develop product candidates in oncology based on our gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR, CAd or other technologies.
•
ADI-002: ADI-002 is a gamma delta CAR T-cell therapy product candidate expressing a GPC3-targeted CAR and a cell intrinsic soluble form of interleukin-15 (IL-15), for the treatment of solid tumors. In January 2022, Regeneron Pharmaceuticals, Inc. (Regeneron) exercised its option to license the exclusive, worldwide rights to ADI-002. Regeneron is responsible, at its sole cost, for all development, manufacturing and commercialization of ADI-002.

Our Strategy

Our objective is to be the leading biotechnology company developing allogeneic gamma delta T cell therapies for oncology. Key elements of our strategy include our plans to:

•
Continue to advance clinical development of ADI-001. ADI-001, our lead hematologic cancer product candidate, is currently in an ongoing Phase 1 study for the treatment of relapsed or refractory B-cell NHL. CD20 is a well validated target for immunotherapy for NHL. Our goal is to capitalize on our leadership in engineered allogeneic anti-CD20 gamma delta CAR T-cell therapy and pursue a broad clinical development plan for multiple subtypes of NHL.
•
Continue to innovate and invest in the gamma delta T cell platform and pipeline. We expect to continue to develop product candidates in oncology based on the gamma delta T cell platform using either previously validated antigens or those that we identify and target. We also expect to continue to develop product candidates in oncology based on our allogeneic gamma delta T cell platform using CAR, CAd or other technologies. We may utilize genetic engineering, editing technologies or other technologies with the goal of further improving the activity and tolerability profile of our product candidates. A key strength of our gamma delta T cell therapy platform lies in our ability to target antigens of both known and unknown potential and devote our clinical development resources to those antigens that show the most promise in preclinical in vivo analyses and early human trials.
•
Exploit the potential for outpatient administration. While we expect that the initial subjects receiving our allogeneic gamma delta T cell-based therapies in clinical studies will be hospitalized for a minimum of 24-hours for observation after infusion, a favorable tolerability profile may allow administration of such investigational therapies in an outpatient setting. We believe this would represent a significant competitive advantage for our gamma delta T cell-based therapies as compared to existing approved CAR T-cell therapy or other therapies.
•
Expand and protect our intellectual property. We will continue to aggressively protect the allogeneic gamma delta T cell production methodology we have developed as well as specific product candidates based on proprietary antigen-binding domains. For more information on our intellectual property, see “Business—Our Intellectual Property” section of this Annual Report on Form 10-K.

Background

Anticancer Immune Cell Therapy

In recent years, the field of immuno-oncology has advanced numerous therapies for the treatment of cancer. Immuno-oncology deploys the immune system to attack and, in some cases, to eliminate cancer. One of the key breakthroughs in immuno-oncology involved using T cells, a key element of the immune system, and turning them into even more potent, tumor-cell-specific killers. Researchers have achieved this improvement and targeting by loading the T cells with a gene encoding a CAR. These engineered receptors represent a powerful combination of, first, a region that binds to a target on a cancer cell and tethers the T cell to it; and second, a signal that activates the T cell to eliminate the tethered cancer cell. To our knowledge, all marketed CAR T cells contain predominantly alpha beta T cells. While we believe the use of CAR T-cell therapies is promising, conventional CAR T-cell therapies also have some key flaws that, we believe, can potentially be addressed by using a cell population, specifically, gamma delta T cells rather than alpha beta T cells.

As of December 31, 2022, four CD19-targeting CAR T-cell therapies have been approved by the FDA for the treatment of B-cell lymphomas: axicabtagene ciloleucel (Yescarta®) and brexucabtagene autoleucel (Tecartus™) developed by Kite Pharma, now Gilead Sciences, Inc. (Gilead); tisagenlecleucel (Kymriah®), developed by Novartis; and lisocabtagene maraleucel (Breyanzi®) developed by Juno Therapeutics, Inc. (now Bristol Myers Squibb Company). Among the 111 patients with diffuse large B-cell lymphoma (DLBCL) treated with Yescarta® in a clinical trial, an objective response rate of 82% was observed with 54% of patients achieving a complete response. This high efficacy, however, is associated with significant adverse events, with 13% of patients experiencing grade 3 or higher cytokine release syndrome and 28% of patients experiencing grade 3 or higher neurologic events. In the Yescarta® DLBCL clinical trial, three patients died due to adverse events during treatment and ten patients who were enrolled in the trial were not able to be treated due to disease progression or complications that arose during the period of time required to generate the patient-specific therapy or because of the inability to generate the desired CAR T cells from the patient’s cells. In 2022, both Yescarta and Breyanzi were approved by the FDA for treating a subset of adult patients with LBCL in the second-line, representing a line-expansion from the earlier third-line approvals and an expansion of the share of LBCL patients eligible for autologous cell therapy. We believe that, despite their progress to date, currently available CAR T-cell therapies have not reached their full promise, and our allogeneic gamma delta CAR T-cell approach has the potential to be a significant improvement.

The current generation of approved CAR T-cell therapies for B-cell lymphomas represented by Yescarta®, Tecartus™, Breyanzi®, and Kymriah® are autologous cell therapies, that is, they are based on immune cells isolated from a patient, modified and expanded in a laboratory and then reintroduced into the same patient. One key reason for taking this autologous approach is that the cytotoxic, or, cell-killing, cells are predominantly alpha beta T cells that are used to generate these therapies and are cells that the immune system uses to recognize and attack foreign cells. If these types of T cells were to be introduced into a patient from an unrelated donor, the donor T cells would attack healthy tissues throughout the patient in a process known as graft versus host disease (GvHD) potentially causing multiple organ failure and death.

The T cells used for first-generation CAR T-cell therapies were derived from a highly abundant subclass of T cells known as alpha beta T cells. Alpha beta T cells, which comprise approximately 95% of the T cells in circulation in the body, are able to distinguish whether cells that they encounter are either normal cells that belong in the body or foreign or damaged cells that need to be destroyed. Alpha beta T cells have naturally occurring T cell receptors (TCRs) which is made up of alpha and beta protein chains. These TCRs recognize targets, also known as antigens, on cells that are presented by antigen-presenting molecules encoded by the major histocompatibility complex (MHC). The MHC contains genes that encode a number of proteins with multiple variants, such that most individuals have a distinct MHC profile. During normal T cell development, those T cells that recognize the combination of the specific MHC profile and antigens that are presented by healthy cells of the specific individual are eliminated, resulting in a population of T cells that circulate throughout the body, vigilantly checking for abnormal antigens or foreign cells, including from another individual.

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

CAR T-cell therapies are a variant of this adoptive cell therapy in which, instead of trying to activate T cells based on the ability of TCRs to recognize tumor antigens, a CAR designed to recognize a specific tumor antigen is genetically introduced into T cells. These CAR T cells are then able to destroy any cells expressing the appropriate antigen completely independent of MHC. However, without further genetic engineering, CAR T cells derived from alpha beta T cells still have endogenous TCRs which restrict their use to the original patient.

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
•
High cost limits patient access. The high cost of therapy and payer policies can limit access to autologous CAR T-cell therapies. According to a 2019 article published in the journal Managed Care, treating physicians estimate that the costs of autologous CAR T-cell therapies combined with patient care services are approximately $1 million per patient, generating reluctance of payers to approve these therapies for patients before they have exhausted other options. These therapies are then relegated to the most heavily pretreated patients who may be unable to withstand the severe side effects.
•
Scalability. Because each patient requires a custom manufacturing batch, the production of autologous CAR T cells at the scale needed to meet commercial demand and anticipated label and geographic expansions may be challenging.

Autologous cell therapies, such as CAR T cells derived from alpha beta T cells, have been successful in their initial use in hematological malignancies. Furthermore, they have provided critical data that demonstrates the potential of immunocellular cancer therapies. However, manufacturing of these cells imposes some critical limitations that could be minimized if similar allogeneic cell therapies that can be given to any patient, regardless of the donor of cells, are developed. We believe that allogeneic cell therapies offer great promise for optimizing the access to therapy, overcoming manufacturing-related and cost-related limitations of autologous cell therapies.

Advantages of Gamma Delta T Cell-Based Therapies

Immunotherapies developed using gamma delta T cells have a number of potential or anticipated advantages over other therapies developed using other cell types, including the following:

•
Lack of GvHD. A body of published evidence, mainly in the field of haematopoietic stem cell transplantation (HSCT), supports the safety profile of transfer of allogeneic gamma delta T cells to patient recipients from unrelated donors. HSCT procedures containing significant numbers of gamma delta T cells were able to proceed with no signs of acute or chronic GvHD. In many cases, the presence of gamma delta T cells in the HSCT products correlated with improved clinical outcomes, indicating the antitumor potential of gamma delta T cells. Additionally, a study performed by Martin Wilhelm and colleagues in 2014 indicated that gamma delta T cells from haploidentical donors could be successfully expanded and infused in large numbers (2.17x106 cells / kg (range, 0.9-3.84)), followed by further expansion (mean, 68-fold) in the patients without any observed GvHD.
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
•
Limited cytokine secretion. Unlike alpha beta T cells, gamma delta T cells can be made to secrete lower levels of certain cytokines such as interleukin 6 (IL-6). This, combined with lack of recognition of normal, non-malignant, cells by of gamma delta T cells, may lower the risk of life-threatening cytokine release syndrome.
•
Limited ability for tumors to escape. Although the initial responses to immunotherapies such as antibodies and CAR T cells are often impressive, many patients become refractory or relapse. A common mechanism for the relapse to these therapies is loss of the expression of the CAR-targeted antigen such as CD19 from tumor cells. Because gamma delta T cells also express innate cytotoxic immune receptors, they can recognize and kill tumor cells even in the absence of the CAR-targeted tumor antigen.
•
Ability to manufacture more efficiently and cost-effectively. Unlike alpha beta T cells, therapies based on gamma delta T cells can potentially be manufactured in bulk and used in the allogeneic or "off-the-shelf" setting, addressing many of the shortcomings of conventional alpha beta T cell therapy.
•
Potential for superior cytotoxic activity. T cells from some cancer patients, for example those with chronic lymphocytic leukemia, often display an exhausted, or otherwise dysfunctional, phenotype and CAR T-cell products from these cells may perform poorly. Our allogeneic cell therapy is manufactured from unrelated donors whose T cells have been proven to generate highly active CAR T-cell product.
•
Potential for re-dosing. Along with increased availability of material due to the ability to utilize "off-the-shelf" donor-derived starting material from unrelated donors compared to conventional CAR T-cell therapies, the lack of MHC-dependent GvHD also opens up the possibility of being able to re-dose patients to achieve further clinical activity if they do not obtain an adequate clinical response from initial treatment or if they relapse. A number of studies with other CAR T-cell therapies have linked the development of cytokine release syndrome with high numbers of circulating CAR T cells following rapid alpha beta T cell proliferation. Having the option to retreat patients with gamma delta T cells provides the option of starting with a low dose and re-dosing if required.

Our Allogeneic Gamma Delta T Cell Technology

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

Vδ1 Gamma Delta T Cells

Vδ1 cells have properties of both the innate and adaptive immune system, meaning that they can be activated by tumor-specific antigens as well as by general activators common to damaged or otherwise abnormal cells. Similar to other T cells, they express TCRs, but also express cytotoxicity receptors that are found on innate immune cells such as natural killer (NK) cells. These gamma delta T cells can induce tumor cell death through multiple mechanisms including the secretion of cytotoxic proteins such as granzymes and perforin as well as through the secretion of cytokines such as interferon gamma (IFNγ), and tumor necrosis factor alpha (TNFα).

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
•
Express activating receptors more predominantly; and
•
Display features of adaptive immunity including, TCR-mediated, but MHC-independent, tumor antigen recognition, a long lifespan and persistence for protracted periods of time.

We believe these advantages position gamma delta T cell-based therapies to become an attractive alternative to NK based therapies for many oncology indications and lines of therapy.

Anticipated Advantages of Vδ1 Gamma Delta T Cells Over Other Approaches to Generate Allogeneic CAR T Cells

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
•
May maintain the capacity to home to tissues and tumors rather than predominantly residing in circulation; and
•
May be less likely to induce cytokine release syndrome due to more limited endogenous IL-6 secretion by activated cells.

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
•
Maintain the capacity to home to tissues and tumors rather than predominantly residing in circulation and can actively distribute into localized tumors; and
•
May be less likely to induce cytokine release syndrome due to more limited endogenous IL-6 secretion by activated cells.

We believe these advantages position gamma delta T cell-based therapies to become an attractive alternative to bispecific-based therapies for many oncology indications and lines of therapy.

Our Key Anticipated Differentiation from Gamma Delta T Cell Competitors

We believe that the gamma delta T cell technology that we are developing has a number of potential advantages over the technology of gamma delta T cell competitor companies, including the following:

•
Robust and practical proprietary antibody-based manufacturing method for gamma delta T cells;
•
Large-scale expansion of blood-derived gamma delta T cells;
•
Ability to selectively expand multiple gamma delta T cell subpopulations including highly potent Vδ1 cells;
•
No potentially pro-tumorigenic Th17-type responses in our Vδ1 subpopulation;
•
In-house CAR target identification and verification process; and
•
Ability to effectively target tumor-specific intracellular protein-derived peptides using proprietary T cell receptor-like (TCRL) antibodies.

We believe these advantages position our gamma delta T cell based therapies to become an attractive approach to the technologies used by other gamma delta T cell competitor companies.

Production of Gamma Delta T Cells

To produce gamma delta T cell-based product candidates, we isolate peripheral blood mononuclear cells, from unrelated donors that meet all the safety criteria for human cells, tissues, and cellular and tissue-based products (HCT/P), criteria for donors as outlined by the FDA in Title 21 of the Code of Federal Regulations (CFR), Part 1271. We then activate Vδ1 gamma delta T cells using a proprietary agonistic antibody and cytokines which expands these cells before transduction with replication-incompetent retroviral vectors containing the coding sequence for CAR or CAd constructs. These CAR or CAd-modified cells are further expanded at significant orders of magnitude, routinely greater than 6,000-fold at clinical scale, resulting in cell cultures that primarily consist of the desired gamma delta T cells. To reduce the chance of a patient developing GvHD, the remaining alpha beta T cells are then depleted using alpha-beta-specific, antibody-based techniques. The resulting gamma delta T cells are then formulated in an infusible solution to form the final drug product, which is filled into vials and then frozen to enable delivery of a post-thaw cell dose of CAR or CAd-T cells. A schematic of our large-scale manufacturing process is summarized in the diagram below.

Figure 2. Production of Gamma Delta T Cells

ADI-001, an Anti-CD20 CAR Gamma Delta T Cell Product Candidate Targeting NHL

B-cell NHL Overview

NHL is the most common cancer of the lymphatic system. According to the cancer.net website maintained by the American Society for Clinical Oncology (ASCO), approximately 90% of NHL patients in western countries have B-cell lymphomas of various types and DLBCL is the most common and aggressive type of NHL, accounting for 30% of NHL. The second most common type is follicular lymphoma (FL), which occurs in 20% of NHL patients. Mantle cell lymphoma (MCL), is diagnosed in 5% to 7% of NHL cases.

Although B-cell NHLs represent a heterogeneous set of lymphomas, many cell surface antigens are shared among them, including CD19 and CD20. First line therapy for patients with aggressive B-cell NHLs, such as DLBCL, is chemotherapy in combination with radiation or rituximab, an antibody that targets CD20. According to the rituximab label as published on the FDA website, the addition of rituximab to chemotherapy results in an approximately 10% to 15% overall increase in survival at one year compared to chemotherapy alone with almost no increase in toxicity. According to an article published by K.T. Godder et al. in the journal Bone Marrow Transplantation in 2007, up to 50% of patients become refractory or relapse after treatment. Of those, according to an article published by Andrew R. Rezvani and David G. Maloney in the journal Best Practice & Research Clinical Haematology in 2011, approximately 60% percent are resistant to rituximab upon relapse. Subsequent chemotherapy-based therapies typically have limited efficacy in these patients and, at that point, they become candidates for treatment with allogeneic HSCT or anti-CD19 CAR T-cell therapy. Approximately 35% of patients treated with anti-CD19 CAR T-cell therapies relapse within one year, according to the label for Kymriah® published on the Novartis website. Further, approximately one-third of patients progressing on autologous CD19 CAR T therapy show loss of CD19 expression, making targeting alternative antigens a promising therapeutic approach.

Our Solution, ADI-001

ADI-001 is our gamma delta CAR T-cell product candidate that targets malignant B-cells via an anti-CD20 CAR and via the gamma delta T cell endogenous receptors, which we are developing as an allogeneic immunocellular therapy for the treatment of B-cell NHL. ADI-001 is created from Vδ1 gamma delta T cells isolated from unrelated donors. It is manufactured in bulk under current Good Manufacturing Practices (cGMP) -compliant conditions and is intended to be supplied as an immediately available "off-the-shelf" anti-CD20 CAR T-cell therapy.

ADI-001 contains an anti-CD20 CAR that has a proprietary antigen-binding domain that recognizes a region of CD20 distinct from that recognized by rituximab. Similar to other CAR-Ts cells including the one used to create Kymriah®, our CAR T cells contain the clinically validated costimulatory domain from 4-1BB and the CD3ζ.

ADI-001 Development Program

In October 2020, the FDA cleared our IND application for ADI-001 for the treatment of NHL. The active IND enabled us to initiate the first-in-human clinical trial to assess safety and efficacy of ADI-001 in NHL patients in the first quarter of 2021. The ongoing Phase 1 study for ADI-001 will enroll up to 80 late-stage NHL patients at a number of cancer centers across the United States. The study includes a dose finding portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. Included in this trial will be previously treated patients who were not able to receive approved autologous CAR T-cell therapies due to medical, technical, logistical, or financial reasons, as well as patients who relapsed after receiving autologous CAR T-cell therapies.

Patients enrolled in the trial will undergo chemotherapy-based lymphodepletion for three days followed by ADI-001 dosing by infusion on day five. Patients will be evaluated at four weeks, 12 weeks and then every three months for the first year and at months 18 and 24 after treatment. Once a recommended dose has been selected, up to 36 patients will be enrolled in indication-specific dose expansion cohorts: DLBCL, MCL, and one for all other B-cell malignancies. Select patients experiencing clinical benefit with ADI-001 may be eligible for retreatment. Refer to Figure 3. for the Phase 1 ADI-001 study patient flow.

GLEAN: ADI-001 First-in-Human Study (CD20 CAR+ γδ T cells)

Screening
Enrollment
Day 1 - ADI-001 Infusion
Day 28 - Response assessment
Month 3, 6, 9 & 12 Response assessment
Screening
Lympho-depletion (LD)
DLT evaluation period
Follow-up
Long-term follow-up study
Day -28
Day -6/-5
Day 1
Day 28
Month 12
Standard LD (sLD): Cy 500 mg/m2 (3 days) and Flu 30 mg/m2 (3 days)
Enhanced LD (eLD): Cy 1000 mg/m2 (3 days) and Flu 30 mg/m2 (4 days)

ADI-001 Dose (CAR+ Cells) (3 + 3 escalation design)*

DL1	DL2	DL3	DL4
3E7	1E8	3E8	1E9

Primary endpoint:
- Number of DLTs
- Treatment emergent and treatment-related AEs

Secondary endpoint:
- ORR, DOR, PFS, TTP, and OS
- PK, immunogenicity

Key eligibility criteria:
- R/R high grade B-cell lymphomas (indolent lymphomas, such as FL, were not enrolled)
- At least 2 prior regimens, including anti-CD20 Ab and anthracycline based chemotherapies for DLBCL
- Measurable disease by Lugano 2014
- >18 years; ECOG 0 or 1
- Prior CAR T therapies allowed

*Protocol part 1b includes patients receiving single lymphodepletion and two infusions at DL3 (2X 300 million CAR+ cells on day 1 and 7)

AEs= Adverse events; Cy= Cyclophosphamide; DLBCL=Diffuse large B-cell lymphoma; DL= Dose level; DLT= Dose limiting toxicity; DOR= Duration of response; ECOG= Eastern Cooperative Oncology Group; Flu= Fludarabine; GLEAN= Gamma deLta adoptive thErApy for NhI-1; OS= Overall survival; PFS= Progression-free survival; R/R= Relapsed or refractory; TTP= Time to progression

(*) Dose escalation study

Figure 3. Phase 1 ADI-001 study patient flow.

Enrollment in the Phase 1 clinical study of ADI-001 is currently ongoing to provide additional durability data and further support the recommended Phase 2 dose. See “Results from Ongoing ADI-001 Phase 1 Trial” for information regarding recent interim results.

Results from Ongoing ADI-001 Phase 1 Trial

On December 10, 2022, we announced interim results from the ongoing Phase 1 study of ADI-001 in relapsed or refractory NHL. Data highlights from the study are summarized below.

•
Of the 16 evaluable patients, three received ADI-001 at dose level 1 (30 million CAR+ cells), three received ADI-001 at dose level 2 (DL2) (100 million CAR+ cells), three received ADI-001 at dose level 3 (300 million CAR+ cells), one received two infusions of ADI-001 at dose level 3 (DL3) (2X 300 million CAR+ cells on day one and seven following a single lymphodepletion), and six received ADI-001 at dose level 4 (DL4) (1 billion CAR+ cells).
•
On an exploratory basis, primarily to understand safety and pharmacokinetics of a second ADI-001 dose, the first and second patient in DL3 while testing negative for MRD and in complete response (CR), received a second DL3 dose, three and two months after the first infusion, respectively.
•
Patients were heavily pretreated with a median of four prior therapies (range two-six) and had a poor prognostic outlook based on their median International Prognostic Index (IPI) score.
•
ADI-001 treatment demonstrated a 75% overall response rate (ORR) and 69% CR rate in the study across all dose levels.
•
In five LBCL patients that relapsed after prior autologous anti-CD19 CAR T therapy, treatment with ADI-001 demonstrated 100% ORR and CR rate (5/5). These patients included a triple-hit high-grade B-cell lymphoma patient, three diffuse large B-cell lymphoma (DLBCL) patients, and a double-hit high-grade B-cell lymphoma patient. Among two patients, who had a best response of PR to autologous CAR T, treatment with ADI-001 resulted in CR in both patients.
•
An 86% CR rate (6/7) was observed in LBCL patients across DL3 and above. 75% CR rate (9/12) in LBCL across all dose levels.
•
Both DL2 and DL3 demonstrated a six-month CR rate of 33% (1/3). Patient follow up continues in DL4 to assess six-month durability.
•
Circulating ADI-001 cells were visible through day 28 in peripheral blood at DL4.
•
ADI-001 has been generally well-tolerated in the study to date. There were no occurrences of dose-limiting toxicities, GvHD, or Grade 3 or higher Cytokine Release Syndrome (CRS) or immune effector cell-associated neurotoxicity syndrome (ICANS) reported.

+Safety assessment was performed using the Common Terminology Criteria for Adverse Events (v5) and the American Society for Transplantation and Cellular Therapy criteria.

Figure 4: Summary of Phase 1 ADI-001 Preliminary Safety Data in Efficacy-Evaluable Patients as of the December 5, 2022 data-cut date:+

ADI-925, an engineered CAd γδ1 T cell product candidate targeting stress ligands expressed on malignant cells

Our lead preclinical program, ADI-925, introduces a novel type of gamma-delta T cell engineering developed at Adicet referred to as CAd. We believe ADI-925 enhances targeting of tumor stress antigens like MICA, MICB and ULBP 1, 2, 3, 4, 5 and 6 using naturally present innate and adaptive tumor surveillance mechanisms, with significantly enhanced anti-tumor function.

Native innate receptors, like NKG2D, recognize stress antigens that are naturally used for the purposes of tumor surveillance. Recognition of these stress antigens and subsequent tumor targeting is conveyed to the gamma delta T cell via a signaling adapter known as DAP10. We believe this drives the natural innate pathway not only in gamma delta T cells, but also in other innate effector cells. Our CAd, modifies multiple functions within the DAP10 molecule to redirect that signal and amplify it down the same clinically validated engineered pathways that are found in our CARs. We believe that this allows us, without any additional extracellular modifications, to design CAds that boost the natural targeting of receptors already found on the gamma delta T cell and to significantly enhance the level of tumor killing achieved through the innate and adaptive activation pathways. A schematic is summarized in Figure 5 below. We expect to submit an IND for ADI-925 in the second half of 2023.

Figure 5: CAR and CAd Overview

Additional Preclinical Programs (CAR, CAd and Other Technologies)

Our pipeline also includes additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors. These pipeline programs were selected by integrating aspects of gamma delta one tissue homing, differentiated mechanisms of action, targeting enhancement and engineered armoring. We believe that the combination of our gamma delta T cells engineered with CAR, CAds or other technology provides the basis for a new generation of gamma delta T cell therapies that have the potential to transform the treatment of solid tumors.

ADI-002, an Anti-GPC3 CAR Gamma Delta T Cell Product Candidate

On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002, an anti-GPC3 allogeneic CAR gamma delta T cell product candidate, pursuant to our agreement signed in 2016. In conjunction with the exercise of its option, Regeneron paid us an exercise fee of $20.0 million. We elected not to exercise our option to co-fund the further development of ADI-002. Accordingly, Regeneron is responsible, at its sole cost, for all development, manufacturing and commercialization of ADI-002 and we are entitled to royalties of any future sales of such products by Regeneron. See Note 7. Third Party Agreements to our consolidated financial statements in this Annual Report on Form 10-K.

Our Strategic Agreements

We have entered into multiple strategic agreements and collaborations, including our License and Collaboration Agreement with Regeneron as well as our Antibody Discovery Agreement with Twist Bioscience Corporation. We have also entered into amendments to these original agreements. For additional information regarding our significant agreements, refer to Note 8. Third Party Agreements to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Our Intellectual Property

Our gamma delta T cell-based product candidates and substantially all of our intellectual property have been developed by us, with certain antigen binding domains derived from our collaboration with Regeneron. Additional intellectual portfolio assets were acquired in 2016 via acquisition of Applied Immune Technologies Ltd. (AIT), which is now our wholly owned subsidiary, Adicet Bio Israel, Ltd. We strive to protect and enhance proprietary technology, inventions and improvements that are commercially material to our business, including seeking, maintaining and defending our patent rights.

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

Our patent portfolio includes composition of matter, method of treatment and manufacturing process protection for our lead product candidates, ADI-001 and ADI-925, as well as for our partnered program ADI-002 and several additional research-stage candidates. As of March 10, 2023, there are multiple patent families comprising four pending United States non-provisional applications and over 50 corresponding foreign patent applications pending in such jurisdictions as Australia, Canada, China, Europe, Israel, Japan, Korea, Mexico, Russia, Singapore and South Africa with claims directed to particular reagents and related protocols for gamma delta T cell expansion and resulting gamma delta T cell compositions of matter, including engineered gamma delta CAR T cells which, if issued, are expected to expire between 2035 and 2038. The first U.S. non-provisional application in our original patent family was granted as U.S. Patent No. 11,135,245, expiring on May 19, 2038, and the first U.S. non-provisional application in our second patent family was granted as U.S. Patent No. 11,299,708, expiring on December 26, 2037. Additional U.S. non-provisional applications are pending in both of these patent families.

For our ADI-001 program in particular, there is one patent family comprising one U.S. non-provisional application and over a dozen corresponding foreign patent applications pending in such jurisdictions as Australia, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore and South Africa, with claims directed to CAR constructs and antigen binding domains relating to ADI-001, as well as their methods of use for certain indications, preconditioning methods, and dosing regimens, which, if issued, would expire in 2039. Additionally, we have one pending international Patent Cooperation Treaty (PCT) application directed to certain methods of treatment using ADI-001, where applications claiming the benefit of this PCT application would expire in 2042 if issued in due course. With respect to our ADI-925 program in particular, we have one pending international PCT application and one pending U.S. provisional application with claims directed to our CAd constructs, variations thereof, and their methods of use for certain indications, where applications claiming the benefit of these applications would expire between 2042 and 2043 if issued in due course.

For our research-stage programs, we have three pending U.S. provisional patent applications focusing on CD70, prospect specific member antigen and B7-H6, respectively, where applications claiming the benefit of these provisional applications would expire in 2043 assuming they are converted, prosecuted and issued in due course. There are also multiple granted patents and pending patent applications in the United States and internationally directed to our TCRL platform technology expiring between 2023 and 2037, including three pending patent families directed to certain carcinoma, melanoma and glioblastoma targets expiring between 2036 and 2037.

For our ADI-002 program, partnered with Regeneron, there is one patent family comprising one U.S. non-provisional application and over a dozen corresponding foreign patent applications pending in such jurisdictions as Australia, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore and South Africa, with claims directed to CAR constructs and antigen binding domains relating to ADI-002, as well as their methods of use for certain indications, preconditioning methods, and dosing regimens, which, if issued, would expire in 2039. We also have one pending international PCT application directed to certain proprietary antibodies to GPC3 and methods of use thereof, where applications claiming the benefit of this PCT application would expire in 2042 if issued in due course.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the U.S., patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (USPTO) in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the U.S., the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension involves a complex calculation based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, as well as novel discoveries, core technologies, and know-how, as well as our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights.

The patent positions of companies like us are generally uncertain and involve complex legal, scientific, and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents or will be commercially useful in protecting our commercial products and methods of using and manufacturing the same. We also cannot predict whether the patent applications it is currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold, or control may be challenged, circumvented or invalidated by third parties. In addition, while we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. Further, our trade secrets may otherwise become known or independently discovered by competitors.

We have licensed various intellectual property and trade secrets to third parties for purposes of collaboration, product development and research and development.

Manufacturing

We are developing and enabling scalable and proprietary cGMP-compliant manufacturing processes. We have invested resources to optimize our manufacturing process and plan to maintain that investment to continuously improve our production and supply chain capabilities over time.

We manufacture cell-based immunotherapy products based on gamma delta T cells obtained from the blood of donors who are unrelated to the patients that will be treated. These products are classed as allogeneic cell therapy products. Donor-derived blood product is fractionated and the fraction containing gamma delta T cells is frozen prior to use in future manufacturing campaigns. We believe that our freezing and storing of the donor blood products allows us to efficiently schedule subsequent manufacturing steps. After obtaining blood products from unrelated donors the manufacturing process begins with the activation of a subpopulation of gamma delta T cells, referred to as Vd1 T-cells, using an antibody that is proprietary to us. This antibody, in combination with other factors including the cytokine, IL-2, induces gamma delta T cells to proliferate, whereupon we expose the cells to a viral vector that transfers a gene sequence encoding a CAR or CAd, or other gene sequences, to the proliferating cells. This step is referred to as the transduction step. Following the transduction step gamma delta T cells are induced to proliferate further with IL-2 before an enrichment step that increases the proportion of gamma delta T cells, removes unwanted residual alpha beta T cells and results in the CAR or CAd-modified gamma delta T cell drug product. CAR or CAd-modified gamma delta T cell products are then frozen in single-use vials for long-term storage at cryogenic temperatures. These storage conditions are designed to ensure stability of the cell-based drug products for protracted periods of time. The storage in singe use vials is designed to simplify the handling and treatment administration. Just prior to administration of treatment, the vials will be thawed and then the contents infused into the patient. We believe that the single manufacturing process we are developing will be able to be completed in approximately two weeks and will result in sufficient quantities of drug product to treat numerous patients.

To date, we currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop. We have chosen to partner with a number of contract drug manufacturing organizations (CDMOs) in the United States and Europe to access specific capabilities to ensure that the manufacturing process is highly scalable, and fully cGMP compliant. This strategy allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. In addition to the quality management systems utilized by strategic manufacturing partners, we have established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.

For example, we currently engage multiple third-party manufacturers for both viral vector and drug product across our pipeline. We also will have internal GMP cell processing and vector manufacturing operations at our 1000 Bridge Parkway, Redwood City, CA facility (1000 Bridge Parkway) for the production of drug products intended for Phase 1/2 clinical trials.

We also utilize separate third-party contractors to manufacture cGMP-compliant starting and critical materials that are used for the manufacturing of our product candidates, such as donor blood products, gamma delta T cell activating antibody and viral vectors that are used to deliver the applicable CAR or CAd gene into the T cells. We believe all materials and components utilized in the production of the activating antibody producing cell line, viral vector and final gamma delta T cell product are available from qualified suppliers and suitable for pivotal process development in readiness for registration and commercialization. Going forward, we intend to continue to expand our manufacturing capability through agreements with leading cell therapy and viral vector CDMOs.

If there is a setback or delay with third-party manufacturing, or our own internal cell or vector manufacturing, we believe that there are a number of potential replacements, although we would likely incur some delay in identifying and qualifying such replacements. We plan to continue to create a robust supply chain with redundant sources of supply comprised of both internal and external infrastructure.

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

Novartis and Kite Pharma (now Gilead) were the first to achieve FDA approval for autologous T cell therapies. In August 2017, Novartis obtained FDA approval to commercialize Kymriah®, for the treatment of children and young adults with B-cell acute lymphoblastic leukemia (ALL) that is refractory or has relapsed at least twice. In May 2018, Kymriah® received FDA approval for adults with relapsed or refractory (R/R) large B-cell lymphoma. In October 2017, Kite Pharma obtained FDA approval to commercialize Yescarta®, the first CAR T-cell product candidate for the treatment of adult patients with R/R large B-cell lymphoma. In July 2020, Gilead obtained FDA approval to commercialize Tecartus™, the first CAR T-cell product candidate for the treatment of adult patients with R/R MCL. In February 2021, Bristol Myers Squibb obtained FDA approval to commercialize Breyanzi® for the treatment of adults with R/R large B-cell lymphoma. In 2022, both Yescarta and Breyanzi were approved by the FDA for treating a subset of adult patients with LBCL in the second line, representing a line-expansion from the earlier third-line approvals.

Due to the promising therapeutic effect of T cell therapies in clinical trials, we anticipate increasing competition from existing and new companies developing these therapies, as well as in the development of allogeneic T cell therapies generally. Potential T cell therapy competitors include, but are not limited to:

•
Allogeneic T-cell therapy competition: Allogene Therapeutics, Inc., Caribou Biosciences, Inc., Century Therapeutics, Inc., Cellectis, S.A., Celyad S.A., CRISPR Therapeutics AG, Fate Therapeutics Inc., Gilead Sciences, Inc., Intellia Therapeutics, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Immatics Biotechnologies GmbH, Takeda, TC BioPharm Limited, Incysus Therapeutics, Inc. and Gadeta BV.
•
Autologous T-cell therapy competition: Adaptimmune Therapeutics PLC, Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Myers Squibb Company, Gilead Sciences, Inc., Johnson & Johnson, Iovance Biotherapeutics, Inc., Mustang Bio, Inc., Novartis International AG, TCR² Therapeutics Inc. and Tmunity Therapeutics, Inc.

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

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell products will be regulated as biologics. With this classification, commercial production of our products will need to occur in registered facilities in compliance with cGMP for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA to the FDA for marketing authorization. Our products are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them. Generally, before a new drug or biologic can be marketed, considerable data demonstrating our quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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
•
submission to the FDA of an IND application, which is subject to a waiting period of 30 calendar days, must become effective before human clinical trials may begin;
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

•
submission to the FDA of a Biologics License Application (BLA) for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices (cGTPs) for the use of human cellular and tissue products;
•
potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•
FDA review and approval, or licensure, of the BLA prior to any commercial marketing or sale of the biologic in the U.S.

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the key preclinical tests must comply with federal regulations and requirements including GLPs. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and requests additional information and or places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators at independent clinical sites/hospitals, physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. In case of an accelerated BLA approval based on limited clinical data, FDA may mandate a Phase 4 clinical trial prior to full approval. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within 7 calendar days after the sponsor’s initial receipt of the information.

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

Further, as a result of the COVID-19 pandemic, we will be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits and remote monitoring of patients and clinical sites. We will also need to ensure data from our clinical studies that may be disrupted as a result of the pandemic is collected pursuant to the study protocol and is consistent with GCPs, with any material protocol deviation reviewed and approved by the site IRB. Patients who may miss scheduled appointments, any interruption in study drug supply, or other consequence that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified. For example, on March 18, 2020, the FDA issued a guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. The FDA has continued to update and revise its guidance for ongoing clinical trials throughout the COVID-19 public health emergency.

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For cellular immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with cGTPs, to the extent applicable. These are FDA regulations and guidance documents that in part govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTPs is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, cGTPs and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

Pediatric Information

In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (PSP), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

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

Expedited Development and Review Programs

FDA provides programs intended to facilitate and expedite development and review of new products that are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, priority review designation, accelerated approval, Regenerative Medicine Advanced Therapy (RMAT) designation, and breakthrough therapy designation. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), sponsors of designated platform technologies may receive expedited development and review of any subsequent application for a drug or biologic that uses or incorporates the platform technology.

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

The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies and, under FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product.

RMAT designation was established by the FDA in 2017 to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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

Additionally, under FDORA, a platform technology incorporated within or utilized by a biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a biological product approved under a BLA; (2) preliminary evidence submitted by the sponsor of the licensed biological product, or a sponsor that has been granted a right of reference to data submitted in the application for such biological product, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one biological product without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the biological product development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a biological product that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a biological product that uses or incorporates the platform technology. Designated platform technology status does not ensure that a biological product will be developed more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the adequate stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. Under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a product, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

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

Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

Additionally, a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the ACA codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to, among others, a federal healthcare program that the person knows or should know is for a medical or other item or service that was not provided as claimed or is false or fraudulent.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the United States government. For example, pharmaceutical and other healthcare companies have been, and continue to be, investigated or prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, impose requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. State and foreign laws, including for example the European Union General Data Protection Regulation also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

We may also be subject to federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs, as well as federal consumer protection and unfair competition laws, which broadly regulate marketplace activities that potentially harm consumers.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians, as defined by such law, certain other licensed health care practitioners and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union (EU), governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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
•
created a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•
extended manufacturers’ Medicaid rebate liability under the Medicaid Drug Rebate Program;
•
expanded eligibility criteria for Medicaid programs, thereby potentially increasing manufacturers’ Medicaid rebate liability;
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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken. Subsequent legislation extended the 2% payment reduction which remains in effect through 2030. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation;
•
The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years;
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces;
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act; and
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

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

President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are owned and operated by the government, and doctors and other hospital employees are considered foreign officials for the purposes of the statute. Certain payments made in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-United States nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products.

Accordingly, if we expand our presence outside of the United States, we will need to dedicate additional resources to complying with the laws and regulations in each jurisdiction in which it plans to operate. Therefore, this may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

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

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014 (Regulation), which replaced the Clinical Trials Directive 2001/20/EC (Directive), on January 31, 2022. The new Regulation overhauls the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which is directly applicable in all EU member states (meaning that no national implementing legislation in each EU member state is required), aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials.

To obtain regulatory approval of a medicinal product under EU regulatory systems, we must submit an MAA. The centralized procedure provides for the grant of a single marketing authorization by the European Commission (EC) that is valid across all of the EU, and in the additional member states of the European Economic Area (Iceland, Liechtenstein and Norway). The scientific evaluation of MAAs for Advanced Therapy Medicinal Product (ATMPS) (which comprise gene therapy, somatic cell therapy and tissue engineered medicines) is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies (CAT). The CAT prepares a draft opinion on the quality, safety and efficacy of the ATMP which is the subject of the MAA, which is sent for final approval to the Committee for Medicinal Products for Human Use (CHMP). The CHMP recommendation is then sent to the EC, which adopts a decision binding in all EU Member States. The maximum timeframe for the evaluation of an MAA for an ATMP is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the EC, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major public health interest, particularly from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

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

In addition, further to the United Kingdom’s (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the UK GDPR into UK law. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

U.S. Data Privacy Law

California enacted legislation, effective January 1, 2020, that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (CCPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA was recently amended by the California Privacy Rights Act (CPRA) which became effective on January 1, 2023. As of this date, California has a new state agency that is vested with authority to implement and enforce the CCPA. As our business progresses, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Additionally, some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the U.S. Already in the U.S. we have witnessed significant developments at the state level. For example, on January 1, 2023, the Virginia Consumer Data Protection Act (the “CDPA”) became effective. Further, many additional US state privacy laws will go into effect throughout 2023: the Colorado Privacy Act (the “CPA”) (July 1, 2023); the Connecticut Data Privacy Act (the “CTDPA”) (July 1, 2023); and the Utah Consumer Privacy Act (the “UCPA”) (December 31, 2023). The CDPA, CPA, CTDPA, and UCPA are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA.

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

Human Capital

As of December 31, 2022, we had 132 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We offer attractive benefits, including competitive salaries, excellent health insurance, and a 401K match. We are committed to pay equity, regardless of gender, race/ethnicity, or sexual orientation and conduct comprehensive pay equity analyses on a semi-annual basis. In addition to providing strong benefits packages to employees, we believe in fostering individual and organizational effectiveness by offering our employees various professional development opportunities. We believe that investing in our employees’ career growth provides individuals and the organization with the knowledge and skills to respond effectively to current and future business demands and support to the organization’s development efforts. Our culture is one that actively supports the application of new knowledge and skills on the job. In 2023, we plan to continue add to our human capital resources as we grow. We are also monitoring the current landscape of wage inflation and labor shortages in connection with our employees' overall compensation.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In evaluating the Company and our business, you should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” as well as our other filings with the SEC, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment in our common stock. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements and Industry Data” section in this Annual Report on Form 10-K.

Risks Related to Our Business and Industry

Risks Related to Operating History

We have a limited operating history and face significant challenges and expense as we build our capabilities.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We began operations in November 2014. We have a limited operating history upon which someone can evaluate our business and prospects and is subject to the risks inherent in any early stage company, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. We currently do not have complete in-house resources to enable our gamma delta T cell platform. As we build our own capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred net losses since our inception and anticipate that we will incur substantial net losses in the future.

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including a follow-on public offering in December 2021 which raised net proceeds of approximately $94.2 million from the sale of our common stock as well as an at-the-market offering in August 2022 which raised net proceeds of $43.4 million. Although we recorded net income of $4.6 million for the three months ended March 31, 2022, this was primarily due to the exercise of an option by Regeneron under the Regeneron Agreement (as defined below) related to ADI-002 which resulted in a $20.0 million payment received and recognized as revenue in the three months ended March 31, 2022. In the year ended December 31, 2022, we recorded net loss of $69.8 million. As of December 31, 2022, we had an accumulated deficit of $238.1 million.

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

As of the date of this Annual Report on Form 10-K, we believe that with $257.7 million in cash and cash equivalents, we are capitalized into the first half of 2025. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our own future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Risks Related to Our Product Candidates

Our business is highly dependent on the success of ADI-001. If we are unable to obtain regulatory approval for ADI-001 and effectively commercialize ADI-001 for the treatment of patients in our approved indications, our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidate, ADI-001. ADI-001 is in the early stages of development with an ongoing Phase 1 study to assess the safety and efficacy of ADI-001 in non-Hodgkin's lymphoma (NHL) patients that commenced in March 2021.

Our preclinical results or clinical results to date may not predict results for our planned or ongoing trials or any future studies of ADI-001 or any other allogeneic gamma delta T cell product candidate. Because of the lack of evaluation of allogeneic products and gamma delta T cell therapy products in the clinic to date, any such product’s failure, or the failure of other allogeneic T cell therapies or gamma delta T cell therapies, may significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies, which could have a material adverse effect on our reputation. If our gamma delta T cell therapy is viewed as less safe or effective than autologous therapies or other allogeneic T cell therapies, our ability to develop other allogeneic gamma delta T cell therapies may be significantly harmed.

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
•
achieving a side effect profile, including graft versus host disease (GvHD), from our product candidates that makes them commercially attractive for further development;

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

The success of our business, including our ability to obtain financing and generate any revenue in the future, will primarily depend on the positive efficacy and safety profile and durability of our product candidates in our clinical trials, regulatory approval, successful development and commercialization of our novel product candidates, and our ability to build out our manufacturing capabilities, which may never occur. We have not yet succeeded and may not succeed in demonstrating efficacy and safety or durability for any of our product candidates in clinical trials or in obtaining marketing approval thereafter. Given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business, which could have a material adverse effect on our results of operations and prospects.

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

In addition, the clinical study requirements of the FDA, the European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR T-cell therapies, such as Kymriah® and Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our products candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates.

Our product candidates may also not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous CAR T-cell therapies that have previously been approved or alpha beta T cell therapies that may be approved in the future. Unexpected clinical outcomes could materially and adversely affect our business, results of operations and prospects.

Our product candidates may cause undesirable side effects or have other properties that could halt our clinical development, prevent our regulatory approval, limit our commercial potential or result in significant negative consequences.

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T-cell therapies and those under development have shown frequent rates of cytokine release syndrome and neurotoxicity, and adverse events have resulted in the death of patients. While we believe our gamma delta T cell approach may lessen such results, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur. In addition, while we anticipate our focus on gamma delta T cells may lessen the likelihood of GvHD relative to therapies relying on unrelated alpha beta T cells, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur.

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

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA. Our pipeline also includes ADI-925, an engineered CAd T cell product candidate targeting tumor stress ligands. We have five additional internal gamma delta T cell therapy programs in preclinical development and previously announced our plan to file one new IND every 12-18 months, including one new IND in the second half of 2023. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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
•
failure to perform in accordance with the FDA’s Good Clinical Practices (GCP) requirements or applicable regulatory guidelines in other countries;
•
transfer of manufacturing processes to any new contract drug manufacturing organizations (CDMO) or our own manufacturing facilities or any other development or commercialization partner for the manufacture of product candidates;
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

We intend to conduct a number of clinical trials for product candidates in the fields of cancer in different geographies, all of which have been affected to varying extents by the COVID-19 pandemic. We believe that the COVID-19 pandemic will have an impact on various aspects of our future clinical trials. For example, investigators may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the COVID-19 pandemic on our future various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the government regulators, or other reasons related to the COVID-19 pandemic. It is unknown how long these pauses or disruptions could continue.

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

Moreover, because our product candidates represent unproven methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation or autologous CAR T-cell therapies, rather than enroll patients in our clinical trial. Patients eligible for allogeneic CAR T-cell therapies but ineligible for autologous CAR-T cell therapies due to aggressive cancer and inability to wait for autologous CAR T-cell therapies may be at greater risk for complications and death from therapy.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our gamma delta T cell product candidates are based on new technologies and will require the creation of inventory of mass-produced, "off-the-shelf" products, we expect that we will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with NHL cancer and to treat potential side effects that may result from our product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products, which is expected to have a material adverse effect on our financial position and ability to achieve profitability.

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

The FDA often approves new therapies initially only for use in patients who are currently not adequately treated with currently approved therapies. We expect to initially seek approval of ADI-001 and our other product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy. There is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials, including potentially comparative trials against approved therapies. We are also targeting a similar patient population as autologous CAR T-cell product candidates, including approved autologous CAR T-cell products. Our therapies may not be as safe and effective as autologous CAR T-cell therapies and may only be approved for patients who are ineligible for autologous CAR T-cell therapy.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. Our pipeline also includes ADI-925, an engineered CAd T-cell product candidate targeting tumor stress ligands. In addition, we have five additional internal gamma delta T cell therapy programs in preclinical development and plan to submit one new IND to the FDA every 12-18 months, including one new IND in the second half of 2023. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that it will be able to successfully advance any of these additional product candidates through the development process.

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

Specifically, engineered T cells face significant competition in both the CAR and T cell receptor (TCR) technology space from multiple companies. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is affected by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

Risks Related to Manufacturing

We have not yet commenced manufacturing operations at our own manufacturing facility and currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including ADI-001. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

Although we established manufacturing capabilities at our Redwood City facility in the fourth quarter of 2022, we rely and expect to continue to rely to a significant extent, on third parties for the manufacture of our product candidates for preclinical and clinical development. We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or through our CDMOs, including timely supply of "off-the-shelf" product to satisfy demands to support clinical trials of any of our product candidates. Very few companies have experience in manufacturing gamma delta T cell therapy derived from blood of unrelated donors and gamma delta T cells require several complex manufacturing steps before being available as a mass-produced, "off-the-shelf" product. While we believe our manufacturing and processing approaches are appropriate to support our clinical product development, we have limited experience in managing the allogeneic gamma delta T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by or on our behalf will result in T cells that will be safe and effective.

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

We may also experience both internal and external manufacturing difficulties due to resource constraints or as a result of labor disputes. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized, which could have a material adverse effect on our business, results of operations and prospects.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options that vest over time may be significantly affected by fluctuations in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

As of December 31, 2022, we believe that with $257.7 million in cash and cash equivalents, we are capitalized into the first half of 2025. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Other than the funding agreement and our loan agreement with Pacific Western Bank (PacWest), we have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization themselves. Additionally, United States and global economic uncertainty, higher interest rates and diminished credit availability may limit our ability to incur indebtedness on favorable terms. Furthermore, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our ability to obtain additional funding.

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

Our operations, and those of our CDMO, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, such as the COVID-19 pandemic, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

A pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and operations.

We are subject to risks related to public health crises such as the on-going COVID-19 pandemic. Our business, financial position, results of operations or cash flows may be affected by a pandemic or epidemic, such as the COVID-19 pandemic, and the resulting volatility and uncertainty it may cause, including as a result of prolonged economic downturn or recession. The COVID-19 pandemic and policies and regulations implemented by governments in response to the COVID-19 pandemic, most of which have been lifted, have had a significant impact, both directly and indirectly, on global businesses and commerce. Such measures have had, and would continue to have, adverse impacts on the United States economy of uncertain severity and duration and may negatively impact our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, a pandemic or epidemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. A pandemic or epidemic is also likely to directly or indirectly impact the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency, and clinical trial sites may be less willing to enroll patients in clinical trials that may compromise a person’s immune system. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of patients impacted by such pandemic or epidemic, and may not be available, in whole or in part, for clinical trial services related to ADI-001 or our other product candidates. Additionally, while the ultimate economic impact, and duration of a pandemic or epidemic are difficult to assess or predict, the impact of such pandemic or epidemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

To the extent the COVID-19 pandemic or another pandemic or epidemic may impact our business and financial results, it may also heighten many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.

The current conflict between Russia and Ukraine may increase the likelihood of supply interruptions which could impact our ability to find the materials we need to make our product candidates.

The ongoing military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and hinder our ability to find the materials we need to make our product candidates. Supply disruptions make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which increases pressure on our costs and increases the risk that we may be unable to acquire the necessary goods and services to successfully manufacture our product candidates. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical studies or clinical trials, such as our clinical trial of ADI-001 in NHL patients, could be delayed or suspended. Any delay or interruption in the supply of trial materials could delay the completion of such trials, increase the costs associated with maintaining these research and development activities and, depending upon the period of delay, require us to commence new preclinical studies or clinical trials at additional expense or terminate such trials completely.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. For further discussion on U.S. healthcare regulations, see the section entitled “Business–Government Regulation and Product Approval—Other United States Healthcare Laws and Compliance Requirements” in this Annual Report on Form 10-K.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties.

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

We are subject to federal and state data privacy and security laws and regulations and laws and expectations relating to privacy continue to evolve. Changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, the California Consumer Privacy Act requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. In addition, the California Privacy Rights Act (CPRA) ) which amended to CCPA, and the Virginia Consumer Data Protection Act became effective on January 1, 2023 and comprehensive privacy laws will become effective in Colorado, Connecticut and Utah in 2023. Further, numerous other states have proposed similar privacy laws. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Any of the foregoing may have a material adverse effect on our ability to provide services to patients and, in turn, our results of operations.

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or GDPR. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States.

In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Although the GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Reform Bill but those have been put on hold. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published the UK International Data Transfer Agreement and International Data Transfer Addendum to the new standard contractual clauses (the “IDTA”), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 ("Schrems II"), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

Failure to comply with the requirements of the GDPR or UK GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR and UK GDPR grant data subjects the right to claim material and non-material damages resulting from infringement of the GDPR or UK GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR and UK GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, many jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. We also continue to see jurisdictions imposing data localization laws. These regulations may interfere with our intended business activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs. Because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices and policies. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit our ability to conduct trials, and adversely affect our business.

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

Our current Loan and Security Agreement with PacWest, as further amended on July 8, 2020, September 14, 2020, September 15, 2020, October 21, 2022 and December 2, 2022 (the Loan Agreement), sets the interest rate of the term loans under the Loan Agreement at the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%. The Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, requirements to maintain certain balances at PacWest, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, we granted a security interest in substantially all of our assets, other than certain intellectual property assets, to PacWest and issued a warrant to purchase our capital stock.

On March 13, 2023, we executed a letter agreeing that, notwithstanding the covenants included in the Fifth Amendment to the Loan Agreement, dated as of December 2, 2022 (the 2022 Loan Amendment), until June 30, 2023 (i) we and our subsidiaries will not be required to maintain the lesser of $200 million or seventy percent (70%) of our combined balances in demand deposit accounts, money market funds and/or insured cash sweep (ICS) accounts with PacWest and (ii) we must maintain our combined balances at PacWest or its affiliates, including Pacific Western Asset Management (the Letter). At all times following June 30, 223, we will again be required to comply with the terms of the 2022 Loan Amendment. Upon executing the Letter, we wired $187.2 million from our ICS accounts at PacWest to Pacific Western Asset Management who subsequently invested the funds into money market funds held in custody with U.S. Bank National Association. Our remaining balance of approximately $10.0 million of funds held in demand deposit accounts and ICS accounts with PacWest represents approximately 4% of our cash and cash equivalents as of the date of this Annual Report on Form 10-K.

Our failure to comply with the covenants in the Loan Agreement, including as a result of changing the position of certain of our accounts, failure to transfer funds back to PacWest at expiration of the Letter, the occurrence of a material impairment in our prospect of repayment operations, business or financial condition, our ability to repay the loan, or in the value, perfection or priority of PacWest’s lien on our assets, as determined by PacWest, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent of PacWest, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. The foregoing prohibitions and constraints on our operations could result in our inability to: (a) acquire promising intellectual property or other assets on desired timelines or terms; (b) reduce costs by disposing of assets or business segments no longer deemed advantageous to retain; (c) reallocate certain of our cash deposits and money market accounts depending on various global banking events; (d) stimulate further corporate growth or development through the assumption of additional debt; or (e) enter into other arrangements that necessitate the imposition of a lien on corporate assets. Moreover, if the conditions set forth in the consent provided by PacWest are not satisfied, or if we do not comply with the terms of the Letter, we would effectively need to terminate the Loan Agreement and repay any outstanding loan funds or refinance the facility with another lender. As of the date of this Annual Report on Form 10-K, no amounts have been drawn under the Loan Agreement.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments, including PacWest or its affiliates, were to be placed into receivership, we may be unable to access such funds. In addition, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements;
•
potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•
potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•
termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may material adverse impacts on our business.

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

We will qualify as a SRC if the market value of our common stock held by non-affiliates is less than $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $271.2 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above or subject to other limitations, which could potentially result in increased future tax liability to us.

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (IRS) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of December 31, 2022, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

We have entered, and plan to enter, into collaborations with other companies, including our collaboration agreement with Regeneron and discovery agreement with Twist Bioscience Corporation (Twist), that we believe can provide us with additional capabilities beneficial to our business. The collaboration with Regeneron has provided us with important technologies, expertise and funding for our programs and technology. Under our discovery agreement with Twist, Twist will utilize its proprietary platform technology to assist us with the discovery of novel antibodies related to our gamma delta T cell therapy programs. We may receive additional technologies, expertise and funding under other collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

In addition to the Regeneron collaboration described above, for some of our programs, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for discovery, development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators because, for example, third parties also have rights to allogeneic T cell technologies. For example, in April 2020, Johnson & Johnson entered into a collaboration agreement with Fate Therapeutics, a company that is also using allogeneic T cell technologies, for up to four CAR Natural Killer (NK) and CAR T-cell therapies. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail discovery efforts or the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential manufacture or commercialization, or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected.

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

We currently utilize, and expect to continue to utilize, third parties to manufacture our product candidates. If the field of cell therapy continues to expand, we may encounter increasing competition and costs for these materials and services. Demand for third-party manufacturing in cell therapy may grow at a faster rate than existing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of our product candidates at an acceptable cost or at all. We have also not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to achieve manufacturing and processing at a commercial scale and therefore may be unable to create an inventory of mass-produced, "off-the-shelf" product to satisfy demands for any of our product candidates.

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

If any CDMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CDMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CDMO may possess technology related to the manufacture of our product candidates that such CDMO owns independently. This would increase our reliance on such CDMO or require us to obtain a license from such CDMO in order to have another CDMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

Our internal computer systems and the systems of our CROs, contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Additionally, as a result of the COVID-19 pandemic, we have transitioned certain of our workforce to a remote working model. As our employees and our business partners’ employees work from home and access our systems remotely, we may be subject to heightened security and privacy risks, including the risks of cyberattacks and privacy incidents. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a biologics license application (BLA) from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to the EMA or comparable foreign authorities. A BLA must include extensive preclinical and clinical data and sufficient supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product.

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
•
governmental or regulatory delays and changes in regulation or policy relating to the development and commercialization of our product candidate by the FDA, EMA or other comparable foreign regulatory authorities;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other comparable foreign regulatory authorities;
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
•
varying interpretations of the data generated from our preclinical studies or clinical trials;
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
•
the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; or
•
potential unforeseen business disruptions or market fluctuations that delay our product development or clinical trials and increase our costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts, restrictions on trade, import or export restrictions, or public health crises, such as the COVID-19 pandemic.

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA, EMA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the Data Safety Monitoring Committee. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy and durability of effect must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

Complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the EU a special committee called the Committee for Advanced Therapies (CAT) was established within the EMA in accordance with Regulation (EC) No 1394/2007 on advanced-therapy medicinal products (ATMPs) to assess the quality, safety and efficacy of ATMPs, and to follow scientific developments in the field. ATMPs include somatic cell therapy products and tissue engineered products. These various regulatory review committees and advisory groups and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our gamma delta CAR T-cell product candidates is new, we may face even more cumbersome and complex regulations than those emerging for cell therapy products. Furthermore, even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies.

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

The FDA may grant accelerated approval for our product candidates and, as a condition for accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA, EMA or other regulatory agencies requesting additional studies to show that our product candidate is superior to the new products.

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

RMAT designation, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

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

Additionally, our ongoing clinical trial utilizes an “open-label” trial design, as may be the case in planned future clinical trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates when studied in a controlled environment with a placebo or active control.

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

Additionally, on June 23, 2016, the UK held a referendum in which a majority of voters approved an exit from the EU, or Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement (TCA) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation, which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States, has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. The separate, and potentially diverging, regulatory regimes between Great Britain and the EU may increase our regulatory burden of applying for and obtaining authorization in Great Britain and the EU.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require post-market surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy (REMS), in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and unannounced inspections by the FDA and state agencies to assess compliance with cGMPs and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information.

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
•
product labeling or product insert requirements of the FDA, EMA or other regulatory authorities;
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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates. For further discussion on coverage and reimbursement matters, see the section entitled “Business–Government Regulation and Product Approval–Coverage, Pricing and Reimbursement” in this Annual Report on Form 10-K.

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

Obtaining coverage and reimbursement of a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, if the resulting reimbursement rates are insufficient, hospitals may not approve our product for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, Centers for Medicare and Medicaid Services (CMS) revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payers and reduce the willingness of physicians to use our product candidates.

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

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. For further discussion on healthcare reform matters, see the section entitled “Business – Government Regulation and Product Approval – Healthcare Reform” in this Annual Report on Form 10-K.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, in August 2022, the IRA was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

We may not be able to protect our intellectual property rights outside the United States Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions outside of the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our stock price is highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price and you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•
the success of existing or new competitive products or technologies;

•
regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•
the timing and results of clinical trials of ADI-001 in NHL;
•
the timing and results of preclinical studies of ADI-925 in NHL;
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

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 48.6% of our outstanding voting common stock. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Risks Related to Market Uncertainties

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, volatile interest rates, rising and fluctuating inflation rates, reduced corporate profitability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, inflation rates in the U.S. have recently increased to levels not seen in decades.

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

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, rising interest rates have impacted our net income. Recent supply chain constraints have led to higher inflation, which, if sustained, could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods and could also affect our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

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

Our amended and restated bylaws specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the restated certificate of incorporation or amended and restated bylaws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine (Delaware Forum Provision); provided, however, that the Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. This choice of forum provision contained in our amended and restated bylaws will not apply to any causes of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated bylaws described above; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

We have broad discretion over the use of our cash and cash equivalents and may not use them effectively.

Our management has broad discretion to use our cash and cash equivalents to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending our use to fund operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

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

On March 12, 2021, we filed a registration statement on Form S-3 (File No. 333-254193) with the SEC, which was declared effective on March 30, 2021 (2021 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Capital On Demand™ Sales Agreement (Sales Agreement) with JonesTrading Institutional Services LLC (Sales Agent), to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of shares of our common stock from time to time in “at-the-market” offerings under the 2021 Shelf Registration Statement and filed a prospectus with the 2021 Shelf Registration Statement for the offer and sale of up to an aggregate amount of $75.0 million of shares of our common stock from time to time through the Sales Agent. On November 8 2022, we filed a new prospectus supplement to the 2021 Shelf Registration Statement for the offer and sale of up to $100.0 million of shares of our common stock from time to time through the Sales Agent, which includes the $30.0 million of shares of our common stock not sold under the original prospectus and up to an additional $70.0 million of shares of our common stock. We will pay to the Sales Agent cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. On March 15, 2022, we filed a registration statement on Form S-3 (File No. 333-263587) with the SEC, which was amended by the Amendment No. 1 to the Registration Statement on Form S-3, as filed with the SEC on March 16, 2022, declared effective on May 9, 2022 (2022 Shelf Registration Statement, together with the 2021 Shelf Registration Statement, the Shelf Registration Statements), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statements or otherwise, the market price of our common stock could decline significantly.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have offices in Boston, Massachusetts, and Redwood City, California. Our principal executive offices are located at 200 Berkeley Street, 19th Floor, Boston, Massachusetts 02116. The term of this lease expires on July 31, 2023. We also lease office and laboratory space located at 1000 Bridge Parkway, Redwood City, California. The lease commenced on March 31, 2020 and expires on February 28, 2030. In addition, we lease office space at 1200 Bridge Parkway, Redwood City, California. This lease commenced on June 17, 2022 and expires on June 30, 2025. We believe that our office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

As of March 10, 2023, we had approximately 21 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. [Reserved].

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

Overview

We are a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. We are advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs) and chimeric adaptors (CAds), to enhance selective tumor targeting and facilitate innate and adaptive anti-tumor immune response for durable activity in patients.

Our approach to activate, engineer and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows us to generate new product candidates in a rapid and cost-efficient manner. Our allogeneic "off-the-shelf" manufacturing process is designed to allow product from unrelated donors to be stored and sold on demand to treat patients without inducing a graft versus host immune response. This is in contrast to products based on alpha beta T cells, which either must be manufactured for each patient from his or her own T cells, or require significant gene editing to manufacture if the T cells are derived from donors that are unrelated to the patient.

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is in an ongoing Phase 1 study for the treatment of relapsed or refractory B-cell non-Hodgkin’s lymphoma (NHL). Our pipeline also includes ADI-925, a novel engineered CAd gamma delta T cell product candidate targeting tumor stress ligands. Our pipeline has several additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors. We expect to continue to develop product candidates in oncology based on the gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR, CAd and other technology.

In March 2021, we initiated the first-in-human Phase 1 trial to assess safety and efficacy of ADI-001 in NHL patients. The Phase 1 study for ADI-001 may enroll up to 80 late-stage NHL patients at a number of cancer centers across the United States. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In April 2022, the FDA granted Fast Track Designation for ADI-001 for NHL. In December 2022, interim results from the trial were presented at the American Society of Hematology (ASH) annual meeting. See “—ADI-001, an Anti-CD20 CAR Gamma Delta T Cell Product Candidate Targeting NHL—Results from Ongoing ADI-001 Phase 1 Trial” section of this Annual Report on Form 10-K for information regarding the results. Subject to further patient follow-up, we plan to discuss with the FDA during the second quarter of 2023 and later with the EMA on a path forward for a potential pivotal program for ADI-001. We intend to initiate a first potential pivotal study in post-CAR T large B-cell lymphoma (LBCL) patients in the second half of 2023, potentially in the third quarter. We also expect to provide an additional clinical update for the ADI-001 Phase 1 study in the first half of 2023.

Recent Developments

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Capital On Demand™ Sales Agreement (Sales Agreement) with JonesTrading Institutional Services LLC (Sales Agent), to provide for the offering, issuance and sale of our common stock from time to time in “at-the-market” offerings (ATM Program). In August 2022, pursuant to the Sales Agreement and subject to the limitations thereof, we sold an aggregate of 2,611,723 shares of common stock at $17.23 per share resulting in net proceeds to us of $43.4 million after deducting sales agent commissions and expenses. On November 8, 2022, we filed a prospectus supplement (the New Prospectus) to the 2021 Shelf Registration Statement, which updated and superseded the Existing Prospectus. The New Prospectus covered the offer and sale of up to $100.0 million of shares of our common stock from time to time through JonesTrading, acting as our sales agent, under the ATM Program, which includes the $30.0 million of shares of our common stock not sold pursuant to the Existing Prospectus and up to an additional $70.0 million of shares of our common stock.

Change Order for 1000 Bridge Parkway Construction

On March 18, 2022, our wholly-owned subsidiary Adicet Therapeutics, Inc. (Adicet Therapeutics) entered into Change Order No. 3 (the Change Order No. 3) to a construction agreement between Adicet Therapeutics and CP Enterprises, Inc. d/b/a CP Construction (CP Construction) (the Construction Agreement). The Construction Agreement provides for pre-construction and construction services at our office and laboratory space at 1000 Bridge Parkway for consideration of approximately $13.8 million to CP Construction, including previous change orders. The Change Order No. 3 increased the budget for the construction by approximately $5.3 million in order to build one GMP cell processing suite and one vector manufacturing suite in addition to controlled materials warehousing at 1000 Bridge Parkway.

Second Lease Amendment for 1200 Bridge Parkway

On June 16, 2022, Adicet Therapeutics entered into a second lease amendment with Westport Office Park, LLC (the Second Amendment). The Second Amendment further amends the lease agreement, dated as of October 31, 2018, as amended on December 30, 2020, for the premises located at 1000 Bridge Parkway. The Second Amendment expands the space leased by Adicet Therapeutics at 1000 Bridge Parkway to include a portion of 1200 Bridge Parkway, increasing Adicet Therapeutics’ leased space by 12,204 square feet (the Expansion Space). Adicet Therapeutics will pay a monthly fee for the Expansion Space increasing annually from $73,224.00 to $78,439.38 over the 36 month term of the Second Amendment. The Second Amendment also provides Adicet Therapeutics with an allowance to construct improvements to the Expansion Space.

Third Lease Amendment for Additional Tenant Improvement Allowance

On January 9, 2023, Adicet Therapeutics entered into a third lease amendment with Westport Office Park, LLC (the Third Amendment). The Third Amendment further amends the lease agreement, dated as of October 31, 2018, as amended on December 30, 2020, for the premises located at 1000 Bridge Parkway. The Third Amendment increases the tenant improvement allowance as of January 1, 2023 for an additional $3.0 million, and we expect to utilize the full allowance for the continued buildout of office and laboratory space at 1000 Bridge Parkway. Per the terms of this amendment, this additional allowance will be repaid through equal monthly payments of principal amortization and interest on a monthly basis over the term of the lease at an interest rate of eight percent (8%) per annum. We received the allowance on February 21, 2023.

COVID-19 Pandemic

Global events and macroeconomic conditions such as the COVID-19 pandemic have impacted and may continue to impact our business. Thus far we have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates. However, we anticipate that the impact of the COVID-19 pandemic may continue to create difficulties in our clinical trials for a variety of reasons, including future regulations regarding, or the inability or unwillingness of patients to, travel to participate in clinical trials, or to participate in clinical trials that are administered in medical facilities that also treat COVID-19, potential delays in the FDA’s review and approval processes and/or shortages of medical supplies that may force medical professionals to focus on non-clinical procedures, including treatment of COVID-19. The duration and ultimate impact of the COVID-19 pandemic on clinical trials generally, and on our trials particularly, is still unknown.

In addition, any resurgence of or spread of new variants of COVID-19 may materially affect us economically. COVID-19 has resulted in, and a similar widespread pandemic could result in, significant disruption of global financial markets, including reduced ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of new COVID-19 variants could materially affect our business. Possible effects may also include absenteeism in our labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by us, including property and equipment.

Financial Operations Overview

Revenue

We have no products approved for commercial sale and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for our product candidates, which we expect will not be for at least several years, if ever. Our revenues to date have been generated from our License and Collaboration Agreement with Regeneron Pharmaceuticals, Inc. (Regeneron) and the agreement referred to as the “Regeneron Agreement.”

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and have received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of December 31, 2022. Our obligations under the Regeneron Agreement were completed during the first quarter of 2022. Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees for a certain number of Interprofessional Collaboration Practices (ICPs). On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002 and Regeneron potentially has additional options to other Collaboration ICP targets under the Regeneron Agreement. We declined to exercise our option to co-fund the development of ADI-002 with Regeneron, and accordingly, Regeneron must also pay us high single digit royalties as a percentage of net sales for ADI-002 or any other optioned ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double digit royalties as a percentage of net sales of Collaboration ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

We used a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize under the Regeneron Agreement. In applying the cost-based input method of revenue recognition, we used actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. Revenue was recognized based on actual costs incurred as a percentage of total budgeted costs as we completed our performance obligations over the research term. A cost-based input method of revenue recognition requires us to estimate costs to complete our performance obligations, which requires significant judgment to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations is recorded in the period in which changes are identified and amounts can be reasonably estimated.

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
•
costs incurred under agreements with consultants, CDMOs and CROs;
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

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of the non-cash amortization of costs incurred in connection with the Loan Agreement entered into with PacWest in April 2020, subsequently amended in October 2021, and further amended in December 2022.

Other Expense, Net

Other expense, net primarily consists of state franchise and capital taxes not related to income.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Twelve Months Ended December 31,
	2022	2021	Change	% Change
Revenue – related party	$24,990	$9,730	$15,260	157%
Operating expenses
Research and development	71,246	48,943	22,303	46%
General and administrative	26,295	22,220	4,075	18%
Total operating expenses	97,541	71,163	26,378	37%
Loss from operations	(72,551)	(61,433)	(11,118)	18%
Interest income	3,760	91	3,669	4,032%
Interest expense	(80)	(176)	96	55%
Other expense, net	(919)	(606)	(313)	(52%)
Loss before income tax provision	(69,790)	(62,124)	(7,666)	12%
Income tax provision	-	(125)	125	(100%)
Net loss	$(69,790)	$(61,999)	$(7,791)	13%

Revenue

Revenue increased by $15.3 million, or 157%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to the exercise of an option by Regeneron related to ADI-002 which resulted in a $20.0 million payment received, and recognized as revenue during the year ended December 31, 2022.

Research and development

	Twelve Months Ended December 31,
	2022	2021
Payroll and personnel expenses(1)	$31,201	$21,267
Costs incurred under agreements with consultants, CDMOs, and CROs	19,233	14,853
Facility allocation expenses	10,480	6,296
Lab materials, supplies, and maintenance of equipment used for research and development activities	6,929	4,649
Other research and development expenses(2)	3,403	1,878
Total research and development expenses	$71,246	$48,943

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $22.3 million, or 46%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in research and development expenses was primarily due to a $9.9 million increase in payroll and personnel expenses resulting from an increase in overall headcount, a net $4.4 million increase in expenses related to CDMO, CRO and consultant costs related to our lead product candidate ADI-001, a $4.2 million increase in facility allocation and other expenses and a $2.3 million increase in lab expenses. The increases in facilities and lab expense is primarily due to our move to our new facilities in Redwood City and setting up our labs.

General and administrative

General and administrative expenses increased by $4.1 million, or 18%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to a $4.8 million increase in payroll and personnel expenses, which includes an increase in stock based compensation of $2.1 million, salaries and benefits of $2.0 million and contractor fees of $0.5 million. These increases were primarily due to increased headcount for the period. There was also an increase of $0.4 million in professional fees. These increases were partially offset by a $1.2 million decrease in facilities related expenses.

Interest income

Interest income increased by $3.7 million, or 4,032%, during the year ended December 31, 2022 compared to the year ended December 31, 2021 which was primarily due to higher interest rates and higher cash and cash equivalents balances for the period.

Interest Expense

Interest expense decreased by $0.1 million, or 55%, during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to decreased noncash amortization of costs incurred in connection with the October 2021 and December 2022 amendments to the term loan agreement with PacWest.

Other expense, net

Other expense increased by $0.3 million, or 52%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. This was primarily due to an increase in franchise and capital taxes.

Income tax benefit

There was no income tax expense or benefit for the year ended December 31, 2022. Income tax benefit for the year ended December 31, 2021 was $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

From our formation in 2014 until our initial public offering, we funded our operations with an aggregate of $116.3 million in gross cash proceeds from the sale of redeemable convertible preferred stock. We also acquired $64.1 million of cash, cash equivalents and restricted cash owned by resTORbio, as part of the merger.

In February 2021, we completed an underwritten public offering of 10,575,513 shares of our common stock at a public offering price of $13.00 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses were approximately $128.8 million. In connection with the offering, we also entered into a stock purchase agreement with certain existing investors for $15.0 million of shares of our common stock at a price per share equal to the public offering price, with an initial closing for certain investors held simultaneously with the closing of the offering and a subsequent closing for certain additional investors. We also received $45.0 million to date from Regeneron under the Regeneron Agreement as well as an additional $20.0 million from Regeneron related to their exercise of the option to license exclusive rights to ADI-002.

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

In March 2021, we entered into the Sales Agreement, pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Sales Agent. In August 2022, pursuant to this agreement, we sold an aggregate of 2,611,723 shares of common stock at a price per share of $17.23 to two healthcare-focused institutional investors for net proceeds of approximately $43.4 million. On November 8, 2022, we filed the New Prospectus, which updated and superseded the Existing Prospectus. The New Prospectus covered the offer and sale of up to $100.0 million of shares of our common stock from time to time through JonesTrading, acting as our sales agent, under the ATM Program, which includes the $30.0 million of shares of our common stock not sold pursuant to the Existing Prospectus and up to an additional $70.0 million of shares of our common stock.

As of December 31, 2022, we had cash and cash equivalents of $257.7 million. We expect that the cash and cash equivalents will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

Loan Agreement

On October 21, 2021, we amended our Loan Agreement with PacWest (as amended, the 2021 Loan Amendment) under which PacWest will provide one or more Term Loans (as defined in the 2021 Loan Amendment), as well as certain Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million.

On December 2, 2022, we further amended our Loan Agreement with PacWest (the 2022 Loan Amendment) The 2022 Loan Amendment extends the drawdown period for any Term Loan by one year from April 19, 2023 to April 19, 2024. In addition, pursuant to the 2022 Loan Amendment, if we receive at least $60.0 million from the sale or issuance of our equity securities and/or up-front cash payments from strategic partnerships other than payments from Regeneron on or before September 30, 2023, then the Interest Only End Date (as defined in the 2022 Loan Amendment) will be extended another six months from April 19, 2024 to October 19, 2024. Furthermore, the 2022 Loan Amendment extends the final maturity date of any Term Loan by one year from October 19, 2025 to October 19, 2026, and the maturity date of non-formula ancillary services to November 30, 2023.

As of December 31, 2022, we have $10.6 million available under the Term Loan. Pursuant to the 2021 Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

As of the date of this Annual Report on Form 10-K, we were in compliance with covenants of the 2022 Loan Amendment and had no indebtedness outstanding under the Term Loan.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $69.8 million and $62.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $238.1 million.

As of December 31, 2022, we had cash and cash equivalents of $257.7 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least 12 months from the issuance date of our consolidated financial statements as of and for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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
•
the timing, number and scope of clinical programs we decide to pursue;
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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(44,765)	$(51,052)
Investing activities	(16,782)	(2,796)
Financing activities	41,509	242,685
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,038)	$188,837

Cash Flows from Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 were primarily due to increased non-cash charges for stock-based compensation expense as well as an increase in accrued expenses with our CDMOs and CROs for the period as we continue to develop our product candidates. There was also a higher accounts payable balance at period end due to company growth and the timing of payments. The changes in prepaid expenses and other current assets, accounts payable, and accrued and other liabilities resulted from the timing of payments to our service providers.

Cash Flows from Investing Activities

Net cash used in investing activities was $16.8 million for the year ended December 31, 2022, which consisted of purchases of property and equipment related to the construction of our facilities in Redwood City, CA.

Net cash used in investing activities was $2.8 million for the year ended December 31, 2021, which consisted of purchases of property and equipment of $13.0 million related to the construction of our facilities in Redwood City, CA, partially offset by proceeds from sales and maturities of marketable debt securities of $10.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $41.5 million for the year ended December 31, 2022 which primarily consisted of $43.4 million in proceeds from the issuance of common stock pursuant to an
ATM offering and $1.7 million in cash proceeds from the exercise of stock options and purchases under our Employee Stock purchase plan (ESPP). Net cash provided by financing activities was partially offset by $3.2 million of taxes withheld and paid related to net share settlement of employee equity awards and $0.4 million related to deferred issuance costs.

Net cash provided by financing activities was $242.7 million for the year ended December 31, 2021, which was related to net cash proceeds received from our public offerings and concurrent private placement in February 2021 and December 2021 of $238.1 million, and cash proceeds of $4.8 million from exercise of stock options and purchases under our ESPP, offset by deferred issuance costs of approximately $0.3 million.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting practices (GAAP). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. While our significant accounting policies are more fully described in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements:

Revenue Recognition

We have earned all of our revenue in connection with our License and Collaboration Agreement with Regeneron, which allows Regeneron to utilize our technology and know-how to develop product candidates.

For elements of collaboration arrangements that are accounted for pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), we identify the performance obligations and allocate the total consideration we expect to receive on a relative standalone selling price basis to each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, the expected number of targets or indications expected to be pursued, discount rates and probabilities of technical and regulatory success.

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

Accrued CDMO, CRO, and Research and Development Expenses

We have entered into various agreements with CDMOs and CROs. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued and other current liabilities on the consolidated balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CDMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets on the consolidated balance sheets until the services are rendered. To date, our estimated accruals have not differed materially from the actual costs.

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

Emerging Growth Company and Smaller Reporting

In April 2012, the Jumpstart Our Business Startups Act of 2012 (JOBS Act) was enacted. Section 107 of the JOBS Act provides that an emerging growth company (EGC), can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

We are also a smaller reporting company meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in this Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Issued and Adopted Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2022, we had cash and cash equivalents of $257.7 million, which consisted of cash and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022 and 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. GAAP, and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as stated above, no change in our internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, we have adopted a hybrid work schedule where employees may work remotely, as appropriate. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors, executive officers and corporate governance will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics for directors, officers, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at https://investor.adicetbio.com/corporate-governance/governance-highlights. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Compliance Officer, c/o Adicet Bio, Inc., 200 Berkeley Street, 19th Floor, Boston, MA 02116.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts (PCAOB Auditor ID: 185).

The information required by this item regarding principal accounting fees and services will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

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
•
Consolidated Statements of Stockholders’ Equity
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Adicet Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adicet Bio, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 15, 2023

Adicet Bio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$257,656	$277,544
Accounts receivable—related party	—	185
Prepaid expenses and other current assets	3,382	4,709
Total current assets	261,038	282,438
Property and equipment, net	28,710	14,643
Operating lease right-of-use asset	20,269	20,358
Goodwill	19,462	19,462
Restricted cash	—	150
Other non-current assets	1,211	1,887
Total assets	$330,690	$338,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,404	$3,263
Contract liabilities — related party, current	—	4,805
Accrued and other current liabilities	12,811	6,682
Operating lease liability	2,492	1,567
Total current liabilities	19,707	16,317
Operating lease liability, net of current portion	18,531	19,377
Other non-current liabilities	114	115
Total liabilities	38,352	35,809
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; none issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 42,954,820 and 39,736,914 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	530,448	471,449
Accumulated deficit	(238,114)	(168,324)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	292,338	303,129
Total liabilities and stockholders’ equity	$330,690	$338,938

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue—related party	$24,990	$9,730
Operating expenses:
Research and development	71,246	48,943
General and administrative	26,295	22,220
Total operating expenses	97,541	71,163
Loss from operations	(72,551)	(61,433)
Interest income	3,760	91
Interest expense	(80)	(176)
Other expense, net	(919)	(606)
Loss before income tax provision	(69,790)	(62,124)
Income tax provision	—	(125)
Net loss	$(69,790)	$(61,999)
Net loss per share, basic and diluted	$(1.70)	$(2.00)
Weighted-average common shares used in computing net loss per share, basic and diluted	41,080,286	30,952,152
Other comprehensive loss:
Unrealized loss on marketable debt securities, net of tax	—	(24)
Total other comprehensive loss	—	(24)
Comprehensive loss	$(69,790)	$(62,023)

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	19,677,249	2	$216,126	$(106,325)	$24	$109,827
Issuance of common stock upon exercise of stock options	1,125,339	—	4,688	—	—	4,688
Issuance of common stock related to financing, net of issuance costs of $823,940	18,916,853	2	237,995	—	—	237,997
Issuance of common stock for cashless exercise of warrants	1,806	—	—	—	—	—
Purchase of common stock under Employee Stock Purchase Plan	15,667	—	129	—	—	129
Stock-based compensation expense	—	—	12,511	—	—	12,511
Net loss	—	—	—	(61,999)	—	(61,999)
Other comprehensive loss	—	—	—	—	(24)	(24)
Balance at December 31, 2021	39,736,914	4	$471,449	$(168,324)	$—	$303,129
Issuance of common stock upon exercise of stock options	126,176	—	1,315	—	—	1,315
Issuance of common stock upon vesting of restricted stock	548,580	—	—	—	—	—
Issuance of common stock upon exercise of warrants	100,731	—	—	—	—	—
Shares withheld for taxes	(215,901)	—	(3,234)	—	—	(3,234)
Purchase of common stock under Employee Stock Purchase Plan	46,597	—	432	—	—	432
Issuance of common stock pursuant to at-the-market offering, net of issuance costs of $1.6 million	2,611,723	—	43,360	—	—	43,360
Stock-based compensation expense	—	—	17,126	—		17,126
Net loss	—	—	—	(69,790)	—	(69,790)
Balance at December 31, 2022	42,954,820	4	$530,448	$(238,114)	$—	$292,338

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(69,790)	$(61,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,575	1,538
Noncash lease expense	2,434	2,529
Stock-based compensation expense	17,126	12,511
Net amortization of premiums and accretion discounts on investments	—	10
Loss on disposal of property, plant, and equipment	55	—
Loss on disposal of lease assets	(1)	31
Amortization of deferred debt issuance costs	92	175
Impairment of in-process research and development	—	1,190
Remeasurement of contingent consideration liability	—	(980)
Changes in operating assets and liabilities:
Accounts receivable - related party	185	(30)
Prepaid expenses and other current assets	1,343	1,634
Other non-current assets	929	42
Accounts payable	1,710	1,137
Contract liabilities — related party	(4,805)	(9,175)
Operating lease liability	(2,264)	(511)
Accrued and other current and non-current liabilities	5,646	846
Net cash used in operating activities	(44,765)	(51,052)
Cash flows from investing activities
Proceeds from sales of marketable debt securities	—	7,500
Proceeds from maturities of marketable debt securities	—	2,750
Purchases of property and equipment	(16,782)	(13,046)
Net cash provided by (used in) investing activities	(16,782)	(2,796)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	238,129
Proceeds from Employee Stock Purchase Plan	432	129
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	43,360	—
Proceeds from exercise of stock options	1,315	4,688
Taxes withheld and paid related to net share settlement of equity awards	(3,234)	—
Deferred issuance costs	(364)	(261)
Net cash provided by financing activities	41,509	242,685
Net change in cash, cash equivalents and restricted cash	(20,038)	188,837
Cash, cash equivalents and restricted cash, at the beginning of period	277,694	88,857
Cash, cash equivalents and restricted cash, at the end of period	$257,656	$277,694
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$257,656	$277,544
Restricted cash	—	150
Cash, cash equivalents and restricted cash	$257,656	$277,694
Supplemental cash flow information
Cash received from tax refund	$—	$2,766
Cash paid for income taxes	$—	$43
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$565	$651
Operating right-of-use assets obtained in exchange for operating lease liabilities	$2,329	$—
Common stock offering costs included in accrued liabilities at period end	$—	$132
Adjustment to goodwill	$—	$413

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

Adicet Bio, Inc. (when referred to prior to the merger, Former Adicet) was incorporated in November 2014 in Delaware. On September 15, 2020, Former Adicet completed a merger (Merger) with resTORbio, pursuant to which Former Adicet merged with a wholly owned subsidiary of resTORbio in an all-stock transaction with Former Adicet surviving as a wholly owned subsidiary of resTORbio and changing its name to “Adicet Therapeutics, Inc.” (Adicet Therapeutics). In connection with the Merger, the Company changed its name from “resTORbio, Inc.” to “Adicet Bio, Inc.” The Company’s principal executive offices are located in Boston, Massachusetts. The Company also has offices in Redwood City, California.

Adicet Bio Israel Ltd. (formerly Applied Immune Technologies Ltd.) (Adicet Israel) is a wholly owned subsidiary of the Company and is located in Haifa, Israel. Adicet Israel was founded in 2006. During 2019, the Company consolidated its operations, including research and development activities, in the United States and as a result, substantially reduced its operations in Israel.

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $238.1 million as of December 31, 2022. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

On March 12, 2021, the Company entered into a Capital On Demand™ Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as sales agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million shares of common stock from time to time in “at-the-market” (ATM) offerings under a registration statement on Form S-3 (File No. 333-254193) (2021 Shelf Registration Statement) filed with the SEC, which was declared effective on March 30, 2021. In August 2022, pursuant to the Sales Agreement and subject to the limitations thereof, the Company sold an aggregate of 2,611,723 shares of common stock at $17.23 per share resulting in net proceeds to the Company of $43.4 million after deducting sales agent commissions and expenses. In November 2022, the Company filed a new prospectus supplement to the 2021 Shelf Registration Statement for the offer and sale of up to $100.0 million of shares of common stock from time to time through the sales agent, which includes the $30.0 million of shares of common stock not sold under the original prospectus and up to an additional $70.0 million of shares of common stock.

The Company expects that its cash and cash equivalents will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these consolidated financial statements.

All of the Company’s revenue to date has been generated from a collaboration and license agreement with Regeneron Pharmaceuticals Inc, (Regeneron). The Company does not expect to generate any significant product revenue until it obtains regulatory approval of and commercializes any of the Company’s product candidates or enters into additional collaborative

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

agreements with third parties, and it does not know when, or if, either will occur. The Company expects to continue to incur significant losses for the foreseeable future, and it expects the losses to increase as the Company continues the development of, and seeks regulatory approvals for, its product candidates and begins to commercialize any approved products. The Company is subject to all of the risks typically related to the development of new product candidates, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (CROs) and contract drug manufacturing organizations (CDMOs), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology and it may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect its business.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates include deferred tax assets, useful lives of property and equipment, accruals for research and development activities, revenue recognition and stock-based compensation and the Company’s incremental borrowing rate. Actual results could differ from those estimates.

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

The quantitative impairment test involves comparing the fair value of the reporting unit to the carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

any, as the excess of the carrying value over the fair value of the reporting unit. The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal year ended December 31, 2022 and determined that goodwill was not impaired.

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

The Company has one customer, Regeneron, which represents 100% of the Company’s total revenue during the years ended December 31, 2022 and 2021 and outstanding accounts receivable as of December 31, 2021 (see Note 8).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2022 and 2021, cash and cash equivalents consist of cash deposited with banks and investments in money market funds with maturities of three months or less from the date of purchase.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. The Company did not have any restricted cash as of December 31, 2022. Restricted cash for the year ended December 31, 2021 consists of collateral for letters of credit issued in connection with real estate leases (see Note 10).

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments of the Company, including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other current liabilities approximate fair value due to their relatively short maturities.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three years. Leasehold improvements are amortized using the straight-line method over the lesser of the assets’ estimated useful lives or the remaining term of the lease. Maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company performed a review for impairment of in process research and development (IPR&D) during the second quarter of the year ended December 31, 2021 and recognized an impairment charge of $1.2 million, which was recorded as research and development expenses in the consolidated statement of operations and comprehensive loss. This impairment charge reduced the carrying value of the asset to $0 at December 31, 2021. There has been no such impairment of long-lived assets during the year ended December 31, 2022.

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

All of the Company’s revenues for the years ended December 31, 2022 and 2021 are derived through a license and collaboration agreement with Regeneron (see Note 8).

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

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including payroll and related expenses, costs for CDMOs, costs for CROs, materials, supplies, depreciation on and maintenance of research equipment, consulting costs, and the allocated portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, information technology costs and general support services. All costs associated with research and development are expensed within the consolidated statements of operations and comprehensive loss as incurred.

Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

Accrued CRO, CDMO, and Research and Development Expenses

The Company has entered into various agreements with CDMOs and CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced are included in accrued and other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CDMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets on the consolidated balance sheets until the services are rendered. Through December 31, 2022 there had been no material adjustments to the Company’s prior period estimates of accrued research and development expenses.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Leases

Consistent with ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), the Company determines if an arrangement is a lease, or contains a lease, at inception. Leases with a term greater than 12 months are recognized on the balance sheet as Right-of-Use (ROU) assets and current and long-term operating lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plan to renew its leases no less than on a quarterly basis. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Other Comprehensive Loss

Other comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There was no other comprehensive loss for the year ended December 31, 2022. The other comprehensive loss disclosed in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 consists of unrealized losses on marketable debt securities.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. The Company’s potentially dilutive shares, which include outstanding stock options, Employee Stock Purchase Plan (ESPP) awards, unvested restricted stock units (RSUs), and shares issuable upon exercise of the warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed earnings as if all income (loss) for the period had been distributed. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Since the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than as disclosed in these notes to the consolidated financial statements. Refer to Note 18. Subsequent Events.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (2)	$75,701	$—	$—	$75,701
Total fair value of assets	$75,701	$—	$—	$75,701

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (2)	$147,071	$—	$—	$147,071
Total fair value of assets	$147,071	$—	$—	$147,071

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

(1)
Included in cash and cash equivalents in the consolidated balance sheets.
(2)
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid insurance	$1,251	$1,884
Prepaid software subscription and licensing fees	529	206
Interest receivable	435	29
Prepayments to CROs	427	1,658
Prepaid maintenance	295	815
Prepayments to CDMOs	65	115
Other prepaid expenses and current assets	380	2
Total prepaid expenses and other current assets	$3,382	$4,709

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	December 31, 2022	December 31, 2021
Laboratory equipment	3	$7,503	$5,502
Leasehold improvements	Lesser of useful life or lease term	19,959	1,614
Furniture and fixtures	3	184	303
Construction in progress	—	9,292	13,014
Computer equipment	3	172	216
Software	3	353	320
		37,463	20,969
Less: Accumulated depreciation and amortization		(8,753)	(6,326)
Property and equipment, net		$28,710	$14,643

Depreciation and amortization expense for each of the years ended December 31, 2022 and 2021 was $2.6 million and $1.5 million, respectively. All of the Company’s property and equipment as of December 31, 2022 and 2021 is located in the U.S.

On March 18, 2022, the Company's wholly-owned subsidiary Adicet Therapeutics entered into Change Order No. 3 (the Change Order No. 3) to a construction agreement between Adicet Therapeutics and CP Enterprises, Inc. d/b/a CP Construction (CP Construction) (the Construction Agreement). The Construction Agreement provides for pre-construction and construction services at the Company's office and laboratory space in Redwood City, California (1000 Bridge Parkway) for consideration of approximately $13.8 million to CP Construction, including previous change orders. The Change Order No. 3 increased the budget for the construction by approximately $5.3 million in order to build one good manufacturing practice (GMP) cell processing and one vector manufacturing suite in addition to controlled materials warehousing at 1000 Bridge Parkway. In June 2022, the Company moved its operations to 1000 Bridge Parkway which resulted in reclassifying $18.4 million from construction in progress to leasehold improvements for the twelve months ended December 31, 2022. The remaining $9.3 million in Construction in Progress as of December 31, 2022 primarily relates to leasehold improvements and laboratory equipment for the internal GMP manufacturing suite.

In the year ended December 31, 2022, the Company disposed of an aggregate of $0.2 million of fixed assets within furniture and fixtures, computer equipment and software. This disposal related to assets obtained through the Merger with resTORbio as well as assets disposed of when the Company moved its operations to 1000 Bridge Parkway. The Company did not receive any proceeds as a result of these disposals and recognized a loss of less than $0.1 million related to this transaction.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued compensation	$5,703	$4,020
Accrued CDMO costs	$4,390	1,077
Accrued professional services	$1,356	546
Accrued other research and development expenses	$674	504
Accrued CRO costs	$657	32
Accrued other liabilities	$31	503
Total accrued and other liabilities	$12,811	$6,682

7. Term Loan

On April 28, 2020, the Company entered into a Loan and Security Agreement with Pacific Western Bank (PacWest) for a term loan not exceeding $12.0 million (the Loan Agreement) to finance leasehold improvements for the facilities in Redwood City, CA and other purposes permitted under the Loan Agreement, with an interest rate equal to the greater of 0.25% above the Prime Rate (as defined in the Loan Agreement) or 5.00%. The Loan Agreement granted to Pacific Western Bank a security interest on substantially all of the Company’s assets other than intellectual property to secure the performance of the Company’s obligations under the Loan Agreement, and contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets or distributions, limitations on the incurrence of additional debt or liens and other customary requirements. Pursuant to the Loan Agreement, the Company may request to draw upon the term loan at any time through the date eighteen months after the date of the Loan Agreement (Availability End Date), which was October 28, 2021.

On October 21, 2021, the Company amended the Loan Agreement with PacWest (the 2021 Loan Amendment) under which PacWest will provide one or more Term Loans, as well as Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million. Pursuant to the 2021 Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

On December 2, 2022, the Company further amended the Loan Agreement with PacWest (the 2022 Loan Amendment). The 2022 Loan Amendment extends the drawdown period for any Term Loan by one year from April 19, 2023 to April 19, 2024. In addition, pursuant to the 2022 Loan Amendment, if the Company receives at least $60.0 million from the sale or issuance of our equity securities and/or up-front cash payments from strategic partnerships other than payments from Regeneron on or before September 30, 2023, then the Interest Only End Date (as defined in the 2022 Loan Amendment) will be extended another six months from April 19, 2024 to October 19, 2024. Furthermore, the 2022 Loan Amendment extends the final maturity date of any Term Loan by one year from October 19, 2025 to October 19, 2026, and the maturity date of Non-Formula Ancillary Services to November 30, 2023. As of December 31, 2022, the Company has $10.6 million available under the Term Loan.

As of the date of this Annual Report on Form 10-K, the Company was in compliance with the covenants of the 2022 Loan Amendment and had no indebtedness outstanding under the Term Loan. As of December 31, 2022, the deferred debt issuance costs were $0.4 million and are included in other non-current assets on the Company’s consolidated balance sheets.

8. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a License and Collaboration Agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Agreement Terms. The Regeneron Agreement has two principal components: (a) a research collaboration component under which the parties will research, develop, and commercialize next-generation engineered gamma delta immune cell

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

therapeutics (ICPs) namely engineered gamma delta immune cells with CARs and TCRs directed to disease-specific cell surface antigens, which includes the grant of certain licenses to intellectual property between the two parties, and (b) for a certain period following the effective date, a license that allows the Company to use certain of Regeneron’s proprietary mice to develop and commercialize ICPs generated by the Company, with certain limitations relating to targets under the Regeneron Agreement. The term of the Regeneron Agreement expires, on a product-by-product basis, on the expiration of the obligation to pay royalties for such product. The Regeneron Agreement is subject to early termination by either party upon uncured material breach by the other party. The licenses to develop and commercialize an ICP to a target that one party has exclusively licensed may be terminated by such party for convenience.

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron through December 31, 2022. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Regeneron must also pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale.

ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that depicts the Company’s performance in transferring control of the services. The Company has determined that the combined performance obligation was satisfied over time. Accordingly, the Company utilizes a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because it reflects how the Company transfers its performance obligation to Regeneron. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations over the research term of five years. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations has been recorded in the period in which changes are identified and amounts can be reasonably estimated.

At contract inception, the Company determined the transaction price of the Regeneron Agreement to be $55.0 million, consisting of the $25.0 million upfront payment and the aggregate research funding fees of $30.0 million payable over the research term. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Per the terms of the original Regeneron Agreement prior to the amendment becoming effective in April 2019, the research funding fees of $30.0 million were payable merely due to the passage of time and therefore did not represent a variable consideration. After the amendment became effective in April 2019, $20.0 million of these fees became contingent upon meeting certain development and regulatory milestones. Therefore, the Company concluded that after the amendment such potential payments became variable consideration. The receipt of the variable consideration was subject to substantial uncertainty and was therefore excluded from the transaction price upon the effective date of the amendment. Accordingly, the transaction price was reduced from $55.0 million to $35.0 million in July 2019. The Company re-evaluates the transaction price if there is a significant change in facts and circumstances at least at the end of each reporting period. The Company increased the transaction price by $10.0 million in June 2020 to $45.0 million when it achieved the milestone for the selection of a clinical candidate to the second collaboration target under the Regeneron Agreement. During the twelve months ended December 31, 2022, the Company recognized $5.0 million in revenue related to the Regeneron Agreement. The Company also recognized $20.0 million of revenue related to Regeneron's exercise of an option for ADI-002, which is described below, and resulted in an aggregate of $25.0 million recorded as revenue during the twelve months ended December 31, 2022. The Company's performance obligations under the Regeneron Agreement were completed during the first quarter of 2022. During the twelve months ended December 31, 2021, the Company recognized $9.7 million in revenue related to the Regeneron Agreement.

The Company also evaluated whether the option provided to Regeneron represents a material right that would require separate deferral and recognition. The option exercise provided Regeneron with a development and commercial license to

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

develop and commercialize the optioned collaboration ICPs. The Company concluded that the $25.0 million upfront payment to the Company was not negotiated to provide incremental discount for the future option fees payable upon Regeneron’s exercise of the option. The option provided Regeneron with a license for intellectual property that will be improved from the inception of the Regeneron Agreement. In addition, the option fee is significant compared to the sum total of the upfront payment and research funding fees in the original Regeneron Agreement. Therefore, the Company determined that the option provided to Regeneron did not represent a material right and that any potential exercise of the option should be accounted as a separate contract. Hence, upon the option exercise by Regeneron the option fee would be allocated to the development and commercial license which would be the only performance obligation in that separate contract and recognized as revenue on a point in time basis when control of the license rights is transferred to Regeneron. On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002, an allogeneic gamma delta CAR T-cell therapy directed against Glypican-3, pursuant to the Regeneron Agreement. In conjunction with the exercise of the Option, Regeneron paid an exercise fee of $20.0 million to the Company on January 28, 2022, and the Company completed the transfer of the associated license rights to Regeneron during the first quarter of 2022.

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

The following tables present changes in the Company’s contract liabilities for the twelve months ended December 31, 2022 and 2021 (in thousands):

Twelve Months Ended December 31, 2022	Balance at Beginning of Period	Deductions (1)	Balance at End of Period
Contract liability	$4,805	$(4,805)	$—

Twelve Months Ended December 31, 2021	Balance at Beginning of Period	Deductions (1) (2)	Balance at End of Period
Contract liability	$13,980	$(9,175)	$4,805

(1)
Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.
(2)
Deductions are shown net of additions that are the result of a reduction to cumulative revenue recognized as a result of a change in overall estimated costs, primarily due to an extension of time to fulfill the combined performance obligation, which was recorded as a change in estimate during the twelve months ended December 31, 2021.

As of December 31, 2022, there were no contract liabilities and no contract assets related to the Regeneron Agreement. As of December 31, 2021, contract liabilities related to the Regeneron Agreement of $4.8 million was comprised of the $25.0 million upfront payment and additional $5.0 million research funding fees in each of 2017 and 2018, and $10.0 million for achievement of the milestone for the selection of a clinical candidate to the second collaboration target in June 2020, less $40.2 million of cumulative license and collaboration revenue recognized from the inception of the Regeneron Agreement as of December 31, 2021.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

its rights to program antibodies to third parties. The Company may terminate the Twist Agreement at any time, with or without cause, upon a specified period advance written notice.

Per the terms of the agreement, the Company will pay Twist an upfront, non-refundable project initiation fee, a technology access fee, as well as a project fee for each project entered into under the agreement. Additionally, the Company will pay fees for development and regulatory milestones in the tens of millions of dollars and low single digit royalties on net sales to Twist for programs initiated under the agreement. In November 2022, the Company entered into an amendment to the Twist Agreement (the Twist Amendment). The Twist Amendment updates the language associated with Twist's audit rights as well as the amounts associated with technology access fees.

On a cumulative basis as of December 31, 2022, the Company has incurred and expensed $1.0 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. For the twelve months ended December 31, 2022, no qualifying expenses have been incurred and nothing has been funded by the NIH. On a cumulative basis as of December 31, 2022, $1.3 million has been incurred and $1.3 million has been funded by the NIH.

10. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Redwood City, CA, and Boston, MA.

Redwood City

On October 31, 2018, Adicet Therapeutics executed a non-cancelable lease agreement for an office and laboratory facility at 1000 Bridge Parkway, Redwood City, California (the Redwood City Lease), with an expiration date of February 28, 2030. The initial annual base rent for the Redwood City Lease is an aggregate of $1.3 million, and such amount will increase 3% annually.

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

On January 9, 2023, Adicet Therapeutics entered into a third lease amendment with Westport Office Park, LLC (the Third Amendment). The Third Amendment further amends the lease agreement, dated as of October 31, 2018, as amended on December 30, 2020 and June 16, 2022, for the premises located at 1000 Bridge Parkway. The Third Amendment increases the tenant improvement allowance as of January 1, 2023 for an additional $3.0 million, and the Company expects to utilize the full allowance for the continued buildout of office and laboratory space at 1000 Bridge Parkway. Per the terms of this amendment,

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

this additional allowance will be repaid through equal monthly payments of principal amortization and interest on a monthly basis over the term of the lease at an interest rate of eight percent (8%) per annum. The Company received the allowance on February 21, 2023.

Boston

On January 8, 2018, the Company entered into a lease agreement for office space at 500 Boylston St, Boston, Massachusetts (500 Boylston Lease). Under the terms of the 500 Boylston Lease, the Company rented 4,544 square feet of office space with an expiration date on February 28, 2021. The base monthly rent increased annually from $18,933 to $19,691 over the term of the lease. This lease was amended on April 1, 2019 to expand the office space to 9,501 square feet and extend the term of the lease until July 31, 2026 (500 Boylston St Amended Lease). The base monthly rent under the 500 Boylston St Amended Lease increases annually from $49,089 to $55,282. Under the terms of this amended lease agreement, the Company was permitted to assign, sublease or transfer this lease, with the consent of the landlord.

On July 19, 2021, the Company entered into a Sublease (the Sublease Agreement) with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The term of the sublease started on September 1, 2021 and ends on July 30, 2026. The aggregate base rent due to the Company under the Sublease is approximately $3.5 million starting October 1, 2021. The Company records sublease income as a reduction of lease expense. Upon execution of the Sublease Agreement, the Company received a cash security deposit of $0.1 million from the Subleasee which is recorded as other non-current liabilities in the consolidated balance sheets. The expected undiscounted cash flows to be received from the sublease as of December 31, 2022 is as follows (in thousands):

December 31, 2022
2023	707
2024	722
2025	736
2026 and thereafter	438
Total	$2,603

The Company recognized rent expense, net of sublease income, of $3.9 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively.

The IBR and the remaining lease terms of our facilities and their weighted average IBR and remaining terms are as follows as of December 31, 2022:

Lease Locations	IBR	Remaining Terms (in years)
Redwood City, CA (1000 Bridge Parkway)	6.90%	7.20
Redwood City, CA (1200 Bridge Parkway)	6.80%	2.50
Boston, MA	9.30%	3.60
Weighted Average	7.10%	6.50

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Lease Cost
Operating lease cost	$4,508	$4,282
Short-term lease cost	133	235
Variable lease cost	—	—
Sublease Income	(704)	(223)
Total lease cost	$3,937	$4,294
Other Information
Operating cash flows used for lease liabilities	$2,264	$511

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022, operating right-of-use assets were $20.3 million and operating lease liabilities were $21.0 million. The Company has no material finance leases. The maturities of the operating lease liabilities as of December 31, 2022 were as follows (in thousands):

December 31, 2022
2023	4,251
2024	4,439
2025	4,072
2026 and thereafter	13,729
Total undiscounted lease payments	26,491
Less: imputed interest	5,468
Total operating lease liability	21,023
Less: current portion	2,492
Operating lease liability, net of current maturities	$18,531

The Company maintains letters of credit of $4.1 million and $0.2 million in connection with the Company’s office leases in Redwood City, CA and Boston, MA, respectively. As of December 31, 2021, all cash amounts were recorded as restricted cash on the consolidated balance sheet. As of December 31, 2022, these cash amounts are no longer restricted.

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

11. Stockholders' Equity

Common Stock

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock as of December 31, 2022.

Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company subject to the prior rights of the preferred stockholders. As of December 31, 2022, no dividends on common stock had been declared by the Board of Directors.

The Company has the following shares of common stock reserved for future issuance:

	December 31, 2022	December 31, 2021
Stock options and restricted stock units available for future grant	2,871,705	1,961,338
Stock options issued and outstanding	6,203,020	3,875,317
Unvested restricted stock units	197,580	771,660
Common stock warrants issued and outstanding	—	220,890
Total common stock reserved	9,272,305	6,829,205

Warrants to Purchase Shares of Common Stock

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

In April 2022, a warrant holder exercised 220,890 warrants at an exercise price of $11.32 per warrant, which resulted in a net issuance of 100,731 shares to the warrant holder. There was no cash received by the Company as a result of this transaction.

The following provides a roll forward of outstanding warrants to purchase common stock as of December 31, 2022:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price	Weight Average Contractual Term (Years)
Outstanding, December 31, 2021	220,890	$11.3177	4.66
Warrants issued	—
Warrants exercised	220,890
Outstanding, December 31, 2022	—

12. Stock-Based Compensation

Stock-based Compensation Expense

The following table presents stock-based compensation expense as reflected in the Company's consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$7,225	$4,759
General and administrative	9,901	7,752
Total stock-based compensation	$17,126	$12,511

The following table presents stock-based compensation expense by type of award (in thousands):

	Year Ended December 31,
	2022	2021
Stock Options	14,054	10,511
Restricted stock units (including performance-based RSUs)	2,878	1,944
Employee Stock Purchase Plan	194	56
Total	17,126	12,511

Stock Options

A summary of stock option activity is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,875,317	$14.08	8.8	$13,212
Options granted	2,692,500	$14.65
Options exercised	(126,176)	$10.44
Options forfeited or cancelled	(238,621)	$13.03
Outstanding, December 31, 2022	6,203,020	$14.44	8.4	$780
Options exercisable, December 31, 2022	2,237,041	$14.18	8.0	$609
Vested and expected to vest, December 31, 2022	6,203,020	$14.44	8.4	$780

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

The assumptions used in the Black Scholes Model to calculate stock-based compensation are as follows:

	Year Ended December 31,
	2022	2021
Expected term (years)	5.5 - 6.1 years	0.9 - 6.1 years
Volatility	77.4% - 81.7%	77.2% - 79.8%
Risk free rates	1.6% - 4.22%	0.1% - 1.4%
Dividend rate	0.0%	0.0%

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

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at December 31, 2022 and 2021. The aggregate intrinsic value of stock options exercised during the years ended on December 31, 2022 and 2021 was $1.0 million and $10.1 million, respectively.

The total fair value of options that vested during the years ended December 31, 2022 and 2021 was $13.4 million and $2.3 million, respectively. The options granted during the years ended December 31, 2022 and 2021 had a weighted-average per share grant-date fair value of $10.07 per share and $9.68 per share, respectively.

As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested stock options was $35.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

Restricted Stock Units

In October 2021, the Company granted 560,000 RSUs with service and performance conditions to certain employees, 448,000 of which vested during the year ended December 31, 2022. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfilment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable. The Company determined that the achievement of the milestone was considered probable as of December 31, 2021. The expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The aggregate fair

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

value at of these RSU's as of the grant date was $4.5 million and the Company recognized $1.6 million and $2.2 million of related expense during the years ended December 31, 2021 and 2022, respectively.

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	771,660	$7.85
RSUs granted (including performance-based RSUs)	—	—
RSUs vested	(548,580)	7.92
RSUs forfeited	(25,500)	7.12
Outstanding, December 31, 2022	197,580	$7.80

The Company did not grant any RSU's in 2022. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2021 was $7.84.

As of December 31, 2022, there was approximately $1.1 million of unrecognized compensation cost related to unvested RSUs including performance-based RSUs that the Company expects to recognize over a remaining weighted-average period of approximately 0.7 years.

Summary of Plans

The Company has a 2014 Share Option Plan (the 2014 Plan), 2015 Stock Incentive Plan (the 2015 Plan), 2017 Stock Incentive Plan (the 2017 Plan), 2018 Stock Incentive Plan (the 2018 Plan), 2018 Employee Stock Purchase Plan (the 2018 ESPP), and 2022 Inducement Plan (the Inducement Plan, and, collectively with the 2014 Plan, the 2015 Plan, the 2017 Plan, the 2018 Plan and the 2018 ESPP, the Plans).

The Plans are administered by the Board of Directors or, at the discretion of the Board of Directors, by a committee of the Board of Directors or by the Chief Executive Officer. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Incentive stock options granted to employees and restricted stock awards granted to employees, officers, members of the Board of Directors, advisors, and consultants of the Company typically vest over four years. Non-statutory options granted to employees, officers, members of the Board of Directors, advisors, and consultants of the Company typically vest over three or four years. Shares that are expired, terminated, surrendered or canceled under the Plans without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

The 2014 Plan and 2015 Plan

As of December 31, 2022, the number of shares of common stock available for grant under the 2014 Plan and 2015 Plan is 118,172 shares. As of December 31, 2022, an aggregate of 979,195 shares of common stock were issuable upon the exercise of outstanding stock options under the 2015 Plan at a weighted average exercise price of $12.06 per share and an aggregate of 22,987 shares of common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan at a weighted average exercise price of $1.61 per share.

The 2017 Plan and 2018 Plan

As of December 31, 2022, the number of shares of common stock available for grant under the 2017 Plan and 2018 Plan is 2,656,933 shares. As of December 31, 2022, an aggregate of 3,798,935 shares of common stock were issuable upon the exercise of outstanding stock options under the 2017 Plan and 2018 Plan at a weighted average exercise price of $14.88 per share. Additionally, as of December 31, 2022, there were 194,375 restricted stock units and 3,205 performance stock units outstanding under the 2017 and 2018 Plan.

2018 Employee Stock Purchase Plan

On January 1, 2022, as a result of the foregoing evergreen provision, the number of shares of common stock available for issuance under the 2018 Employee Stock Purchase Plan (ESPP) automatically increased from 524,775 shares to 922,144

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

shares. For the years ended December 31, 2022 and 2021, 46,597 shares and 15,667 shares were issued under the 2018 ESPP, respectively. As of December 31, 2022, 859,880 shares of common stock were available for issuance under the 2018 ESPP.

Inducement Grants

As of December 31, 2022, the number of shares of common stock available for grant under the Inducement Plan is 96,600 shares and an aggregate of 903,400 shares of common stock were issuable upon the exercise of inducement grants of stock options, approved by the Company in accordance with Nasdaq listing Rule 5635(c)(4) and granted under the Inducement Plan, at a weighted average exercise price of $15.00 per share. In addition, as of December 31, 2022, an aggregate of 498,503 shares of common stock were issuable upon the exercise of inducement grants of stock options, approved by the Company in accordance with Nasdaq listing Rule 5635(c)(4) prior to establishing the Inducement Plan, at a weighted average exercise price of $15.38 per share.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Net loss - basic and diluted	$(69,790)	$(61,999)
Weighted-average shares used in computing net loss per share, basic and diluted	41,080,286	30,952,152
Net loss per share, basic and diluted	$(1.70)	$(2.00)

The Company's potentially dilutive shares as of December 31, 2022 and 2021, which include outstanding stock options and unvested RSUs, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of December 31,
	2022	2021
Options to purchase common stock	6,203,020	3,875,317
Unvested restricted stock awards	197,580	771,660
Common stock warrants	—	220,890
Total	6,400,600	4,867,867

14. Income Taxes

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—
Deferred:
Federal	—	(125)
State	—	—
Foreign	—	—
Total deferred	—	(125)
Provision for (benefit from) income taxes	$—	$(125)

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

There was no income tax expense nor benefit for the year ended December 31, 2022. Income tax benefit of $0.1 million for the year ended December 31, 2021 is primarily due to the adjustment in deferred tax liability arising from the impairment charge of $1.2 million of acquired IPR&D

For the rate table below the (provision for) benefit from income taxes differ from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Other permanent differences	(2.5)%	(1.9)%
State income taxes	8.5%	6.9%
Change in valuation allowance	(23.2)%	(24.8)%
162m limitation	(1.5)%	—
Stock-based compensation	(2.3)%	(1.0)%
Provision for income taxes	(0.0)%	0.2%

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$68,499	$67,675
Operating lease right-of-use asset liability	5,641	5,504
Deferred revenue	—	1,263
Stock-based compensation	1,846	1,726
Intangible assets	1,060	1,081
Fixed assets	574	196
Accruals and reserves	1,480	1,042
Sec 174 Capitalized R&D	15,803	0
Research and development credit carryforwards	26	26
Gross deferred tax assets	94,928	78,513
Less: Valuation allowance	(89,490)	(73,163)
Deferred tax assets, net of valuation allowance	5,439	5,350
Deferred tax liabilities:
Fixed assets	—	—
Basis Difference IPR&D	—	—
Operating lease right-of-use asset	(5,439)	(5,350)
Net deferred tax assets	$—	$—

On September 15, 2020 Adicet Bio and resTORbio completed the Merger upon which Adicet Bio became the parent company of the consolidated group. The Merger did not create a step up in basis for tax basis of the asset as it was considered a tax-free merger. The above deferred tax table includes deferred related to resTORbio.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017, no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. As a result the Company capitalized such costs in its 2022 income tax provision, resulting in an increase in deferred tax assets.

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

The valuation allowance increased by $16.3 million and $15.5 million during the years ended December 31, 2022 and 2021, respectively.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022, the Company had net operating loss carryforwards of $271.2 million, $143.2 million, and $17.8 million to reduce future taxable income, if any, for federal, state and foreign income tax purposes, respectively. Of the federal net operating loss carryforwards, $7.6 million will begin to expire in 2036 if not utilized, and $263.6 million can be carried forward indefinitely. The state carryforwards will begin to expire in 2035.

The Company also had approximately $5.5 million of federal and $3.4 million of California research and development tax credit carryforwards available to offset future taxable income as of December 31, 2022. The federal credits begin to expire in 2041 and the California research credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company has experienced an ownership change, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation. As of December 31, 2022, the ownership change analysis has not been completed, however no material tax attributes are expected to be limited for full use before their respective carryforward periods expires.

The Company files income tax returns in the United States federal jurisdiction, California, Massachusetts, New York and Israel. The tax years 2016 to 2022 remains open to United States federal and state examination to the extent of the utilization of net operating loss and credit carryovers.

As of December 31, 2022, the Company had unrecognized tax benefits of $0.8 million related to the transfer of certain intellectual property from its Israeli subsidiary. In addition, as of December 31, 2022, the Company had unrecognized tax benefits of $9.0 million related to the federal and state research and development credits as a result of no formal research credit study performed.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at the beginning of the year	$4,040	$797
Adjustment based on tax positions related to prior year	$(2)	$0
Adjustment based on tax positions related to current year	5,721	3,243
Balance at the end of the year	$9,759	$4,040

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense (benefit). Management determined that no accrual for interest and penalties was required as of December 31, 2022.

15. Related Party Transactions

As of December 31, 2022, Regeneron owned 883,568 shares of the Company's common stock. Regeneron became a related party in July 2019 as a result of a Series B redeemable convertible preferred stock financing. For the years ended December 31, 2022 and 2021, the Company recorded revenue related to the Regeneron Agreement of $25.0 million and $9.7 million, respectively.

16. At-the-Market (ATM) Offering

On March 12, 2021, the Company entered into a Sales Agreement (Initial Sales Agreement) with JonesTrading Institutional Services LLC, as sales agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in ATM offerings under a registration statement on Form S-3 (File No. 333-254193) filed with the SEC, which was declared effective on March 30, 2021. On November 8, 2022, the Initial Sales Agreement was amended (Amended Sales Agreement) to cover the offer and sales of up to $100.0 million of shares of the Company’s common stock. The Amended Sales Agreement includes $30.0 million of shares of the Company’s common stock not sold pursuant to the Initial Sales Agreement and up to an additional $70.0 million of shares of the Company’s common stock.

In August 2022, pursuant to the Initial Sales Agreement and subject to the limitations thereof, the Company sold an aggregate of 2,611,723 shares of common stock at $17.23 per share resulting in net proceeds to the Company of $43.4 million after deducting sales agent commissions and expenses.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

17. Defined Contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time United States employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2022 and December 31, 2021, the Company made aggregate matching contributions of $0.8 million and $0.3 million, respectively.

18. Subsequent Events

On March 13, 2023, the Company and PacWest executed a letter agreeing that, notwithstanding the covenants included in the 2022 Loan Amendment, until June 30, 2023 (i) the Company and its subsidiaries will not be required to maintain the lesser of $200 million or seventy percent (70%) of its combined balances in demand deposit accounts, money market funds and/or insured cash sweep (ICS) accounts with PacWest and (ii) the Company must maintain its combined balances at PacWest or its affiliates, including Pacific Western Asset Management (the “Letter”). At all times following June 30, 2023, the Company will again be required to comply with the terms of the 2022 Loan Amendment.

Upon executing the Letter, the Company wired $187.2 million from its ICS accounts at PacWest to Pacific Western Asset Management who subsequently invested the funds into money market funds held in custody with U.S. Bank National Association. The Company’s remaining balance of approximately $10.0 million of funds held in demand deposit accounts and ICS accounts with PacWest represents approximately 4% of its cash and cash equivalents as of the issuance date of these consolidated financial statements.

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

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

10.1

Stock Purchase Agreement, dated February 12, 2021, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K, as amended (File No. 001-38359) filed with the SEC on February 16, 2021).

10.2

Loan and Security Agreement, dated as of April 28, 2020, by and between Pacific Western Bank and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.3

First Amendment to Loan and Security Agreement, dated as of July 8, 2020, by and between Pacific Western Bank and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.4

Second Amendment to Loan and Security Agreement, dated as of September 14, 2020, by and between Pacific Western Bank and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.5

Third Amendment to Loan and Security Agreement, dated as of September 15, 2020, by and between Pacific Western Bank and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.6

Change Order No. 1, dated September 23, 2021, by and between Adicet Therapeutics, Inc. and CP Enterprises, Inc. d/b/a CP Construction (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on March 24, 2022).

10.7

Change Order No. 2, dated March 18, 2022, by and between Adicet Therapeutics, Inc. and CP Enterprises, Inc. d/b/a CP Construction (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on March 24, 2022).

10.8

Change Order No. 3, dated March 18, 2022, by and between Adicet Therapeutics, Inc. and CP Enterprises, Inc. d/b/a CP Construction (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on March 24, 2022).

10.9

Second Amendment to Lease, dated as of June 16, 2022, between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC, as Landlord (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 21, 2022).

10.10+

Antibody Discovery Agreement, dated as of March 23, 2021, by and between the Registrant and Twist Bioscience Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on November 8, 2022).

10.11*+	First Amendment to Antibody Discovery Agreement, dated as of November 8, 2022, by and between the Registrant and Twist Bioscience Corporation.

10.12+

Fourth Amendment to Loan and Security Agreement, dated as of October 21, 2021, between Adicet Therapeutics, Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 25, 2021).

10.13

Fifth Amendment to Loan and Security Agreement, dated as of December 2, 2022, between Adicet Therapeutics, Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on December 8, 2022).

10.14

Form of Warrant to Purchase Common Stock issued to Beech Hill Securities, dated September 15, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.15

Warrant to Purchase Common Stock issued to PacWest Bancorp, dated September 15, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.16

Unconditional Secured Guaranty, dated September 15, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.17+

Affirmation and Amendment of Guaranty, dated as of October 21, 2021, between the Registrant and Pacific Western Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 25, 2021).

10.18#

Amended and Restated 2018 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

10.19#

2017 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018).

10.20#

2015 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.21#

Amended and Restated 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

10.22#

2022 Inducement Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

10.23*#	First Amendment to the 2022 Inducement Plan.

10.24#	Form of Employment Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

10.25

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2022).

10.26#

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

10.27#

Amended and Restated Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

10.28

Lease Agreement, dated as of October 31, 2018, by and between Adicet Bio, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.29

First Amendment to Lease, dated as of December 30, 2020, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 5, 2021).

10.30*	Third Amendment to Lease, dated as of January 9, 2023, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord.

10.31

Office Lease Agreement, dated as of January 8, 2018, by and between resTORbio, Inc. and 500 Boylston and 222 Berkeley Owner (DE) LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018).

10.32

First Amendment to Office Lease, dated as of April 1, 2019, by and between resTORbio, Inc. and 500 Boylston and 222 Berkeley Owner (DE) LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on May 15, 2019).

10.33

Sublease Agreement, dated as of July 19, 2021, by and between Adicet Bio, Inc. and RFS Opco LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on July 23, 2021).

10.34

Third Amendment to Business Park Lease, dated as of June 25, 2021, by and between Adicet Bio, Inc. and Facebook, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on July 1, 2021).

10.35

Second Amendment to Business Park Lease, dated as of October 19, 2020, by and between Adicet Bio, Inc. and Facebook, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on July 1, 2021).

10.36

Amendment to Business Park Lease, dated as of September 2019, by and between Adicet Bio, Inc. and David D. Bohannon Organization (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.37

Business Park Lease, dated as of September 30, 2015, by and between Adicet Bio, Inc. and David D. Bohannon Organization (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.38

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

10.39+

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

10.40+

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

10.41+

Amendment No. 2 to Amended and Restated License Agreement, dated as of January 13, 2016, by and between Technion Research and Development Foundation Ltd., Applied Immune Technology, Ltd., and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.42+

License and Collaboration Agreement, dated as of July 29, 2016, by and between Adicet Bio, Inc. and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.43+

Amendment No. 1 to License and Collaboration Agreement, dated as of April 24, 2019, by and between Adicet Bio, Inc. and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

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

Item 16. 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adicet Bio, Inc.

Date: March 15, 2023	By:	/s/ Chen Schor
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

Signature	Title	Date

/s/ Chen Schor
Chen Schor	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2023
/s/ Nick Harvey
Nick Harvey	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2023
/s/ Jeffrey Chodakewitz
Jeffrey Chodakewitz, M.D.	Director	March 15, 2023
/s/ Steve Dubin
Steve Dubin	Director	March 15, 2023
/s/ Carl L. Gordon
Carl L. Gordon, Ph.D.	Director	March 15, 2023
/s/ Aya Jakobovits
Aya Jakobovits, Ph.D.	Director	March 15, 2023
/s/ Michael Kauffman
Michael Kauffman, M.D., Ph.D	Director	March 15, 2023
/s/ Bastiano Sanna
Bastiano Sanna, Ph.D.	Director	March 15, 2023
/s/ Andrew Sinclair
Andrew Sinclair, Ph.D.	Director	March 15, 2023