Form 10-Q
period 2023-03-31
Adicet Bio, Inc.
filed 2023-05-09
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38359

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

As of May 5, 2023, the registrant had 42,957,586 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We have not yet commenced manufacturing operations at our manufacturing facility and currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including ADI-001. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
•
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
•
Our business is affected by macroeconomic conditions, including any potential recession, rising inflation, interest rates and supply chain constraints.

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

These forward-looking statements include, among other things, statements about:

•
The timing of and our ability to execute our clinical trials for ADI-001 in non-Hodgkin’s lymphoma (NHL), including the ability to successfully complete our Phase 1 clinical trial and the period during which the results of the trial will become available;
•
our expectations regarding our additional internal gamma delta T cell therapy programs, including ADI-925, in preclinical development and our ability to develop other oncology product candidates in our research pipeline;
•
our expectations regarding the availability, timing and announcement of data from our Phase 1 clinical trial;
•
our expectations regarding discussions with the FDA and the European Medicines Agency (EMA) of a potential path to support Biologics License Application (BLA) and Marketing Authorization Application (MAA) for ADI-001;
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
•
our expectations regarding the impact of unstable market and economic conditions, including impacts of inflation and adverse developments affecting the financial services industry, on our business, results of operations or financial conditions;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$231,640	$257,656
Prepaid expenses and other current assets	3,168	3,382
Total current assets	234,808	261,038
Property and equipment, net	29,886	28,710
Operating lease right-of-use asset	19,708	20,269
Goodwill	19,462	19,462
Other non-current assets	1,110	1,211
Total assets	$304,974	$330,690
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,747	$4,404
Accrued and other current liabilities	12,399	12,811
Operating lease liability	2,949	2,492
Total current liabilities	18,095	19,707
Operating lease liability, net of current portion	20,548	18,531
Other non-current liabilities	116	114
Total liabilities	38,759	38,352
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 42,957,431 and 42,954,820 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	535,206	530,448
Accumulated deficit	(268,995)	(238,114)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	266,215	292,338
Total liabilities and stockholders’ equity	$304,974	$330,690

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue—related party	$—	$24,990
Operating expenses:
Research and development	26,756	13,483
General and administrative	6,566	6,801
Total operating expenses	33,322	20,284
Income (loss) from operations	(33,322)	4,706
Interest income	2,666	32
Interest expense	(19)	(18)
Other expense, net	(206)	(102)
Income (loss) before income tax provision	(30,881)	4,618
Income tax provision	—	—
Net income (loss)	$(30,881)	$4,618
Net income (loss) per share attributable to common stockholders, basic	$(0.72)	$0.12
Net income (loss) per share attributable to common stockholders, diluted	$(0.72)	$0.10
Weighted-average common shares used in computing net income (loss) per share attributable to common stockholders, basic	42,955,688	39,823,246
Weighted-average common shares used in computing net income (loss) per share attributable to common stockholders, diluted	42,955,688	45,958,941

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	42,954,820	$4	$530,448	$(238,114)	$292,338
Issuance of common stock upon exercise of stock options	713	—	3	—	3
Issuance of common stock upon vesting of restricted stock	3,205	—	—	—	—
Shares withheld for taxes	(1,307)	—	(10)	—	(10)
Stock-based compensation expense	—	—	4,765	—	4,765
Net loss	—	—	—	(30,881)	(30,881)
Balance at March 31, 2023	42,957,431	$4	$535,206	$(268,995)	$266,215

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	39,736,914	$4	$471,449	$(168,324)	$303,129
Issuance of common stock upon exercise of stock options	10,099	—	93	—	93
Issuance of common stock upon vesting of restricted stock	224,000	—	—	—	—
Shares withheld for taxes	(85,197)	—	(1,106)	—	(1,106)
Stock-based compensation expense	—	—	4,350	—	4,350
Net income	—	—	—	4,618	4,618
Balance at March 31, 2022	39,885,816	$4	$474,786	$(163,706)	$311,084

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(30,881)	$4,618
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,254	352
Noncash lease expense	561	645
Stock-based compensation expense	4,765	4,350
Loss on disposal of property, plant, and equipment	—	18
Amortization of deferred debt issuance costs	17	18
Changes in operating assets and liabilities:
Accounts receivable - related party	—	185
Prepaid expenses and other current assets	214	1,077
Other non-current assets	84	117
Accounts payable	(2,333)	(612)
Contract liabilities — related party	—	(4,805)
Operating lease liability	2,474	(361)
Accrued and other current and non-current liabilities	(249)	(1,497)
Net cash provided by (used in) operating activities	(24,094)	4,105
Cash flows from investing activities
Purchases of property and equipment	(1,915)	(2,632)
Net cash provided by (used in) investing activities	(1,915)	(2,632)
Cash flows from financing activities
Proceeds from exercise of stock options	3	94
Taxes withheld and paid related to net share settlement of equity awards	(10)	(1,106)
Deferred issuance costs	—	(122)
Net cash provided by (used in) financing activities	(7)	(1,134)
Net change in cash, cash equivalents and restricted cash	(26,016)	339
Cash, cash equivalents and restricted cash, at the beginning of period	257,656	277,694
Cash, cash equivalents and restricted cash, at the end of period	$231,640	$278,033
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$231,640	$277,883
Restricted cash	—	150
Cash, cash equivalents and restricted cash	$231,640	$278,033
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$1,081	$1,481

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Notes to Interim Consolidated Financial Statements (Unaudited)

1. Organization and Nature of the Business

Adicet Bio, Inc. (formerly resTORbio, Inc. (resTORbio), together with its subsidiaries, the Company) is a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. The Company is advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs) and adaptors (CAds), to enhance selective tumor targeting and facilitate innate and adaptive anti-tumor immune response for durable activity in patients. The Company's approach to activate, engineer, and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows it to generate new product candidates in a rapid and cost-efficient manner.

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $269.0 million as of March 31, 2023. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

On March 12, 2021, the Company entered into a Capital On Demand™ Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as sales agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of shares of common stock from time to time in “at-the-market” (ATM) offerings under a registration statement on Form S-3 (File No. 333-254193) (2021 Shelf Registration Statement) filed with the U.S. Securities and Exchange Commission (the SEC), which was declared effective on March 30, 2021. In August 2022, pursuant to the Sales Agreement and subject to the limitations thereof, the Company sold an aggregate of 2,611,723 shares of common stock at $17.23 per share resulting in net proceeds to the Company of $43.4 million after deducting sales agent commissions and expenses. In November 2022, the Company filed a new prospectus supplement to the 2021 Shelf Registration Statement for the offer and sale of up to $100.0 million of shares of common stock from time to time through the sales agent, which includes the $30.0 million of shares of common stock not sold under the original prospectus and up to an additional $70.0 million of shares of common stock.

The Company expects that its cash and cash equivalents, including the net proceeds it received from its ATM offering, will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these interim consolidated financial statements.

All of the Company’s revenue to date has been generated from a collaboration and license agreement with Regeneron Pharmaceuticals Inc, (Regeneron). The Company does not expect to generate any significant product revenue until it obtains regulatory approval of and commercializes any of the Company’s product candidates or enters into additional collaborative agreements with third parties, and it does not know when, or if, either will occur. The Company expects to continue to incur significant losses for the foreseeable future, and it expects the losses to increase as the Company continues the development of, and seeks regulatory approvals for, its product candidates and begins to commercialize any approved products. The Company is subject to all of the risks typically related to the development of new product candidates, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology and it may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect its business.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the significant accounting policies during the three months ended March 31, 2023.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2023 and consolidated results of operations for the three months ended March 31, 2023 and 2022 and consolidated cash flows for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For SEC filers that are eligible to be smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of ASU 2016-13 in the first quarter of 2023. There was no impact to the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. SEC filers that are eligible to be smaller reporting companies should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the provisions of ASU 2017-04 in the first quarter of 2023. The impact on its consolidated financial statements and related disclosures was not material.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (2)	$228,727	$—	$—	$228,727
Total fair value of assets	$228,727	$—	$—	$228,727

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (2)	$75,701	$—	$—	$75,701
Total fair value of assets	$75,701	$—	$—	$75,701

(1)
Included in cash and cash equivalents in the consolidated balance sheets.
(2)
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$974	$1,251
Prepaid software subscription and licensing fees	297	529
Interest receivable	567	435
Prepayments to CROs	273	427
Prepaid maintenance	445	295
Prepayments to CDMOs	101	65
Other prepaid expenses and current assets	511	380
Total prepaid expenses and other current assets	$3,168	$3,382

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	March 31, 2023	December 31, 2022
Laboratory equipment	3	$10,614	$7,503
Leasehold improvements	Lesser of useful life or lease term	25,965	19,959
Furniture and fixtures	3	951	184
Construction in progress	—	1,833	9,292
Computer equipment	3	177	172
Software	3	352	353
		39,892	37,463
Less: Accumulated depreciation and amortization		(10,006)	(8,753)
Property and equipment, net		$29,886	$28,710

Depreciation and amortization expense was $1.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. The increase in expense is primarily due to the completion of the Company's good manufacturing practice (GMP) cell processing and vector manufacturing suite at the Company's office in Redwood City, California (1000 Bridge Parkway) in February 2023.

Construction in progress has decreased by $7.5 million during the three months ended March 31, 2023, compared to the balance at December 31, 2022 due to the Company's completion of the Company's GMP cell processing and vector manufacturing suite in February 2023. The remaining $1.8 million in construction in progress as of March 31, 2023 is primarily related to lab and computer equipment not yet placed into service.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$3,755	$5,703
Accrued CDMO costs	5,136	4,390
Accrued professional services	1,197	1,356
Accrued other research and development expenses	519	674
Accrued CRO costs	1,720	657
Accrued other liabilities	72	31
Total accrued and other liabilities	$12,399	$12,811

7. Term Loan

On April 28, 2020, the Company entered into a Loan and Security Agreement (the Loan Agreement) as amended on July 8, 2020, September 14, 2020, September 15, 2020, October 21, 2022 and December 2, 2022 (the 2022 Amendment) with Pacific Western Bank (PacWest).

On March 13, 2023, the Company and PacWest executed a letter agreeing that, notwithstanding the covenants included in the 2022 Loan Amendment, until June 30, 2023 (i) the Company and its subsidiaries will not be required to maintain the lesser of $200 million or seventy percent (70%) of its combined balances in demand deposit accounts, money market funds and/or insured cash sweep (ICS) accounts with PacWest and (ii) the Company must maintain its combined balances at PacWest or its affiliates, including Pacific Western Asset Management (the Letter). At all times following June 30, 2023, the Company will again be required to comply with the terms of the 2022 Loan Amendment. Upon executing this letter, the Company wired $187.2 million from its insured cash sweep (ICS) accounts at PacWest to Pacific Western Asset Management who subsequently invested the funds into money market funds held in custody with U.S. Bank National Association. The Company’s remaining balance of funds held in demand deposit accounts and ICS accounts with PacWest is approximately $2.9 million as of March 31, 2023.

As of March 31, 2023, the Company has $10.6 million available under the Loan Agreement. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

8. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of March 31, 2023. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through March 31, 2023.

On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002, an allogeneic gamma delta chimeric antigen receptor (CAR) T cell therapy directed against Glypican-3, pursuant to the

Regeneron Agreement. In conjunction with the exercise of the option, Regeneron paid an exercise fee of $20.0 million to the Company on January 28, 2022, and the Company completed the transfer of the associated license rights to Regeneron during the first quarter of 2022. The $20.0 million option exercise fee, plus $5.0 million of revenue recognized relating to the combined performance obligation, resulted in an aggregate of $25.0 million recorded as revenue for the three months ended March 31, 2022. The Company's obligations under the combined performance obligation were completed during the year ended December 31, 2022.

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

As of March 31, 2023 and 2022, there were no contract assets related to the Regeneron Agreement. The following tables present changes in the Company’s contract liabilities for the three months ended March 31, 2023 and 2022 (in thousands):

Three Months Ended March 31, 2023	Balance at Beginning of Period	Deductions	Balance at End of Period
Contract liability	$—	$—	$—

Three Months Ended March 31, 2022	Balance at Beginning of Period	Deductions (1)	Balance at End of Period
Contract liability	$4,805	$(4,805)	$—

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

On a cumulative basis as of March 31, 2023, the Company has incurred and expensed $1.0 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. For the three months ended March 31, 2023, no qualifying expenses have been incurred and nothing has been funded by the NIH. On a cumulative basis as of March 31, 2023, $1.3 million has been incurred and $1.3 million has been funded by the NIH.

10. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Redwood City, California, and Boston, Massachusetts.

Redwood City

In 2018, Adicet Therapeutics executed a non-cancelable lease agreement, as amended in 2022, pursuant to which the Company leases office and laboratory facility at 1000 Bridge Parkway and a portion of 1200 Bridge Parkway in Redwood City, California (the Redwood City Lease).

On January 9, 2023, Adicet Therapeutics entered into a third lease amendment with Westport Office Park, LLC (the Third Amendment). The Third Amendment further amends the Redwood City Lease and increases the tenant improvement allowance as of January 1, 2023 by an additional $3.0 million. The Company expects to utilize the full allowance for the continued buildout of office and laboratory space at 1000 Bridge Parkway. Per the terms of this amendment, this additional allowance will be repaid through equal monthly payments of principal amortization and interest on a monthly basis over the term of the lease at an interest rate of eight percent (8%) per annum. The Company received the allowance on February 21, 2023.

Boston

In 2018, the Company entered into a lease agreement, as amended in 2019, for office space at 500 Boylston St, Boston, Massachusetts (500 Boylston Lease). Under the terms of the 500 Boylston Lease, the Company was permitted to assign, sublease or transfer this lease, with the consent of the landlord.

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of March 31, 2023 is as follows (in thousands):

March 31, 2023
2023	$531
2024	722
2025	736
2026	438
2027 and thereafter	—
Total	$2,427

Further, the Company remains liable for the remaining lease payments under the Master Lease, totaling $2.2 million, which is included in future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of March 31, 2023 were as follows (in thousands):

March 31, 2023
2023	$3,597
2024	5,005
2025	4,650
2026	3,999
2027 and thereafter	12,059
Total undiscounted lease payments	29,310
Less: imputed interest	(5,813)
Total operating lease liability	23,497
Less: current portion	2,949
Operating lease liability, net of current maturities	$20,548

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the quarter ended March 31, 2023 (in thousands):

March 31,
2023
Lease Cost
Operating lease cost	$1,141
Short-term lease cost	48
Sublease income	(179)
Total lease cost	$1,010
Other Information
Operating cash flows used for lease liabilities	2,474
Weighted-average remaining lease term - operating leases	6.3
Weighted-average discount rate - operating leases	7%

11. Stockholders' Equity

Common Stock

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share, as of March 31, 2023.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of March 31, 2023, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	March 31, 2023	December 31, 2022
Stock options and restricted stock units available for future grant	3,628,740	2,871,705
Stock options issued and outstanding	8,141,595	6,203,020
Unvested restricted stock units	647,100	197,580
Total common stock reserved	12,417,435	9,272,305

12. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,207	$1,687
General and administrative	2,558	2,663
Total stock-based compensation	$4,765	$4,350

Stock Options

A summary of stock option activity for the three months ended March 31, 2023 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	6,203,020	$14.44	8.4	$780
Options granted	2,117,400	$8.06
Options exercised	(713)	$4.76
Options forfeited or cancelled	(178,112)	$12.82
Outstanding, March 31, 2023	8,141,595	$12.82	8.6	$143
Options exercisable, March 31, 2023	2,671,676	$14.15	7.8	$143
Vested and expected to vest, March 31, 2023	8,141,595	$12.82	8.6	$143

The assumptions used in the Black Scholes Model to calculate stock-based compensation are as follows:

	Three Months Ended March 31,
	2023	2022
Fair value of common stock	$5.76 - $9.15	$11.93 - $19.97
Expected term (years)	6.0 - 6.1	5.8 - 6.1
Volatility	83.25% - 86.19%	77.4% - 77.7%
Risk free rates	3.55% - 4.22%	1.6% - 2.4%
Dividend rate	0.0%	0.0%

Restricted Stock Units

In October 2021, the Company granted 560,000 Restricted Stock Units (RSUs) with service and performance conditions to certain employees, none of which vested during the three months ended March 31, 2023. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfilment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The Company recognized $0.2 million of related expense during the three months ended March 31, 2023.

The summary of RSU activity and related information for the nine months ended March 31, 2023 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	197,580	$7.8
RSUs granted	472,400	$7.8
RSUs vested	(3,205)	$17.2
RSUs forfeited	(19,675)	$7.4
Outstanding, March 31, 2023	647,100	$7.8

13. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to common stockholders - basic and diluted	$(30,881)	$4,618
Weighted-average shares used in computing net income (loss) per share attributable to common shareholders, basic	42,955,688	39,823,246
Effect of dilutive securities:
Options to purchase common stock	—	5,376,145
Unvested restricted stock awards	—	538,660
Common stock warrants	—	220,890
Weighted-average shares used in computing net income (loss) per share attributable to common shareholders, diluted	42,955,688	45,958,941
Net income (loss) per share attributable to common stockholders, basic	$(0.72)	$0.12
Net income (loss) per share attributable to common stockholders, diluted	$(0.72)	$0.10

For the three months ended March 31, 2023, options to purchase 8,141,595 shares of common stock and 647,100 unvested restricted stock awards were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was antidilutive.

14. Income Taxes

The Company recognized no income tax expense during the three months ended March 31, 2023 and 2022. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of March 31, 2023.

15. Related Party

As of March 31, 2023, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing. For the three months ended March 31, 2023, the Company recorded no revenue from the Regeneron Agreement. See Note 8 for a discussion of the Regeneron Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, as supplemented by our subsequent filings with the SEC.

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

In March 2021, we initiated the first-in-human Phase 1 trial to assess safety and efficacy of ADI-001 in NHL patients. The Phase 1 study for ADI-001 may enroll up to 80 late-stage NHL patients at a number of cancer centers across the United States. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In April 2022, the U.S. Food and Drug Administration (FDA) granted Fast Track Designation for ADI-001 for NHL. In December 2022, interim results from the trial were presented at the American Society of Hematology (ASH) annual meeting. See “—ADI-001, an Anti-CD20 CAR Gamma Delta T Cell Product Candidate Targeting NHL—Results from Ongoing ADI-001 Phase 1 Trial” section of our Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding the results. Subject to further patient follow-up, we plan to discuss with the FDA during the second quarter of 2023, and later with the EMA, a path forward for a potential pivotal program for ADI-001. We intend to initiate a first potential pivotal study in post-CAR T large B-cell lymphoma (LBCL) patients in the fourth quarter of 2023. We also expect to provide an additional clinical update for the ADI-001 Phase 1 study in the second quarter of 2023.

Recent Developments

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Capital On Demand™ Sales Agreement (Sales Agreement) with JonesTrading Institutional Services LLC (Sales Agent), to provide for the offering, issuance and sale of our common stock from time to time in “at-the-market” offerings (ATM Program). In August 2022, pursuant to the Sales Agreement and subject to the limitations thereof, we sold an aggregate of 2,611,723 shares of common stock at $17.23 per share resulting in net proceeds to us of $43.4 million after deducting sales agent commissions and expenses. On November 8, 2022, we filed a prospectus supplement (the New Prospectus) to our registration statement on Form S-3 (File No. 333-254193), which updated and superseded the existing prospectus. The New Prospectus covered the offer and sale of up to $100.0 million of shares of our common stock from time to time through Sales Agent, acting as our sales agent, under the ATM Program, which includes the $30.0 million of shares of our common stock not sold pursuant to the existing prospectus and up to an additional $70.0 million of shares of our common stock.

Third Lease Amendment for Additional Tenant Improvement Allowance

On January 9, 2023, Adicet Therapeutics entered into a third lease amendment with Westport Office Park, LLC (the Third Amendment). The Third Amendment further amends the lease agreement, dated as of October 31, 2018, as amended on December 30, 2020, for the premises located at 1000 Bridge Parkway. The Third Amendment increases the tenant improvement allowance as of January 1, 2023 by an additional $3.0 million, and we expect to utilize the full allowance for the continued buildout of office and laboratory space at 1000 Bridge Parkway. Per the terms of this amendment, this additional allowance will be repaid through equal monthly payments of principal amortization and interest on a monthly basis over the term of the lease at an interest rate of eight percent (8%) per annum. We received the allowance on February 21, 2023.

Letter Agreement with Pacific Western Bank

On March 13, 2023, we and Pacific Western Bank (PacWest) executed a letter (2023 Letter) agreeing that, notwithstanding the covenants included in the 2022 Loan Amendment (as defined below), until June 30, 2023 (i) we and our subsidiaries will not be required to maintain the lesser of $200 million or seventy percent (70%) of our combined balances in demand deposit accounts, money market funds and/or insured cash sweep (ICS) accounts with PacWest and (ii) we must maintain our combined balances at PacWest or its affiliates, including Pacific Western Asset Management. At all times following June 30, 2023, we will again be required to comply with the terms of the 2022 Loan Amendment.

Upon executing the 2023 Letter, we wired $187.2 million from our ICS accounts at PacWest to Pacific Western Asset Management who subsequently invested the funds into money market funds held in custody with U.S. Bank National Association.

Impact of COVID-19 Pandemic

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

In addition, any resurgence of or spread of new variants of COVID-19 may materially affect us economically. COVID-19 has resulted in, and a similar widespread pandemic in the future could result in, significant disruption of global financial markets, including reduced ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of new COVID-19 variants could materially affect our business. Possible effects may also include absenteeism in our labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by us, including property and equipment.

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

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and have received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of March 31, 2023. Our obligations under the Regeneron Agreement were completed during the first quarter of 2022. Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees for a certain number of Interprofessional Collaboration Practices (ICPs). On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002 and Regeneron potentially has additional options to other Collaboration ICP targets under the Regeneron Agreement. We declined to exercise our option to co-fund the development of ADI-002 with Regeneron, and accordingly, Regeneron must also pay us high single digit royalties as a percentage of net sales for ADI-002 or any other optioned ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double digit royalties as a percentage of net sales of Collaboration ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

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

Interest Expense

Interest expense consists primarily of the non-cash amortization of costs incurred in connection with the Loan Agreement (the Loan Agreement) we entered into with PacWest in April 2020, subsequently amended in October 2021 and December 2022.

Other Expense, Net

Other expense, net primarily consists of state franchise and capital taxes not related to income.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenue – related party	$—	$24,990	$(24,990)	(100%)
Operating expenses
Research and development	26,756	13,483	13,273	98%
General and administrative	6,566	6,801	(235)	(3%)
Total operating expenses	33,322	20,284	13,038	64%
Income (loss) from operations	(33,322)	4,706	(38,028)	(808%)
Interest income	2,666	32	2,634	8,231%
Interest expense	(19)	(18)	(1)	(6%)
Other expense, net	(206)	(102)	(104)	(102%)
Income (loss) before income tax benefit	(30,881)	4,618	(35,499)	(769%)
Income tax provision (benefit)	—	—	—	0%
Net income (loss)	$(30,881)	$4,618	$(35,499)	(769%)

Revenue

Revenue decreased by $25.0 million, or 100%, for the three months ended March 31, 2023 compared to the same period in 2022 resulting from no revenue recognized under the Regeneron Agreement in the current period. Our obligations under the combined performance obligation with Regeneron were completed during the first quarter of 2022, resulting in revenue fully recognized under the agreement as of March 31, 2022. The decrease was also primarily due to the exercise of an option by Regeneron related to ADI-002 which resulted in a $20.0 million payment received, which was recognized as revenue during the three months ended March 31, 2022.

Research and development

	Three Months Ended March 31,
	2023	2022
Payroll and personnel expenses(1)	$10,662	$6,554
Costs incurred under agreements with consultants, CDMOs, and CROs	8,386	3,384
Lab materials, supplies, and maintenance of equipment used for research and development activities	2,453	1,459
Other research and development expenses(2)	5,255	2,086
Total research and development expenses	$26,756	$13,483

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $13.3 million, or 98%, during the three months ended March 31, 2023 compared to the same period in 2022. The increase in research and development expenses was primarily due to a $5.0 million increase in CDMO and other externally conducted research and development expense and a $4.1 million increase in payroll and personnel expenses resulting from an increase in overall headcount. There was also a $3.2 million increase in allocated facility expenses and a $1.0 million increase in lab supplies and consumable expenses. This was partially offset by a less than $0.1 million decrease in professional fees.

General and administrative

General and administrative expenses decreased by $0.2 million, or 3%, during the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in general and administrative expenses was primarily due to a $0.9 million decrease in allocated facility and other costs, a $0.1 million decrease in stock based compensation and a less than $0.1 million decrease in professional fees. The decrease was partially offset by a $0.7 million increase in payroll and personnel expenses, which includes an increase in salaries and benefits of $0.6 million, contractor fees of $0.1 million, and recruiting fees of $0.1 million. The overall increase in payroll and personnel expenses was the result of increased headcount for the period.

Interest income

Interest income increased by $2.6 million, or 8,231%, during the three months ended March 31, 2023 as compared to the same period in 2022, which was primarily due to higher interest rates for the period.

Other expense, net

Other expense, net increased by $0.1 million or 102%, during the three months ended March 31, 2023 as compared to the same period in 2022. This was due to an increase in franchise taxes and realized losses related to foreign exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the merger with resTORbio, Inc.

In March 2021, we entered into the Sales Agreement, pursuant to which we could sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Sales Agent. In August 2022, pursuant to this agreement, we sold an aggregate of 2,611,723 shares of common stock at a price per share of $17.23 to two healthcare-focused institutional investors for net proceeds of approximately $43.4 million. On November 8, 2022, we filed the New Prospectus, which updated and superseded the existing prospectus. The New Prospectus covers the offer and sale of up to $100.0 million of shares of our common stock from time to time through JonesTrading Institutional Services LLC, acting as our sales agent, under the ATM Program, which includes the $30.0 million of shares of our common stock not sold pursuant to the existing prospectus and up to an additional $70.0 million of shares of our common stock.

As of March 31, 2023, we had cash and cash equivalents of $231.6 million. We expect that the cash and cash equivalents will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

On March 13, 2023, we executed the 2023 Letter with PacWest, as defined above.

As of March 31, 2023, we have $10.6 million available under the Term Loan. Pursuant to the 2021 Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

As of the date of this Quarterly Report on Form 10-Q, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

Future Funding Requirements

We recorded net loss of $30.9 million for the three months ended March 31, 2023. Prior to this period, we have recorded net losses since inception. As of March 31, 2023, we had an accumulated deficit of $269.0 million.

As of March 31, 2023, we had cash and cash equivalents of $231.6 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least 12 months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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
•
the impact of the COVID-19 pandemic and other potential health emergencies on United States and global economic conditions that may impact our ability to access capital on terms anticipated, or at all; and
•
the post-merger costs associated with being a public company.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(24,094)	$4,105
Investing activities	(1,915)	(2,632)
Financing activities	(7)	(1,134)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(26,016)	$339

Cash Flows from Operating Activities

Net cash used in operating activities was $24.1 million for the three months ended March 31, 2023. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $6.6 million, and a net increase in assets and liabilities of $0.2 million. Non-cash items primarily included depreciation and amortization of $1.3 million, stock-based compensation expense of $4.8 million, and non-cash lease expense of $0.6 million. The net change in assets and liabilities was primarily due to a net increase in operating lease liability of $2.5 million related to the additional tenant improvement allowance as part of the Third Amendment to the lease at 1000 Bridge Parkway, offset by a decrease in accounts payable of $2.3 million and a decreased in accrued and other current liabilities of $0.2 million.

Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2022. Cash provided by operating activities consisted of net income and non-cash adjustments of $5.4 million, offset by a net decrease in assets and liabilities of $5.9 million. Non-cash items primarily included depreciation and amortization of $0.4 million, stock-based compensation expense of $4.4 million, and non-cash lease expense of $0.6 million. The net change in assets and liabilities was primarily due to a decrease in deferred revenue of $4.8 million related to the Regeneron Agreement, a decrease in accrued and other current liabilities of $1.5 million, and an increase of prepaid expenses and other current assets of $1.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2023, which consisted of purchases of property and equipment of $1.9 million, primarily related to the construction of our GMP cell processing suite at 1000 Bridge Parkway.

Net cash used in investing activities was $2.6 million for the three months ended March 31, 2022, which consisted of purchases of property and equipment of $2.6 million, primarily related to the construction of our new building at 1000 Bridge Parkway.

Cash Flows from Financing Activities

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2023, which was related to cash paid for taxes withheld on the net share settlement of equity awards, offset by net proceeds from the issuance of common stock in connection with the exercise of stock options under our equity plans.

Net cash used in financing activities was $1.1 million for the three months ended March 31, 2022, which was related to an increase in the cash paid for taxes withheld on the net share settlement of equity awards of $1.1 million and deferred offering costs paid of $0.1 million, offset by net proceeds from the issuance of common stock in connection with the exercise of stock options under our equity plans of approximately $0.1 million.

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

On October 28, 2018, Adicet Therapeutics executed a non-cancelable lease agreement for an office and laboratory facility at 1000 Bridge Parkway, Redwood City, California (the Redwood City Lease), with an expiration date of February 28, 2030. The initial annual base rent for the Redwood City Lease is an aggregate of $1.3 million, and such amount will increase 3% annually. On June 16, 2022, Adicet Therapeutics entered into the Second Amendment, which provides for the Expansion Space. Adicet Therapeutics will pay a monthly fee for the Expansion Space increasing annually from approximately $73,000 to $78,000 over the thirty-six (36) month term of the Second Amendment. The Second Amendment also provides Adicet Therapeutics with an allowance to construct improvements to the Expansion Space.

On July 21, 2022, we entered a short-term lease agreement with WeWork for a temporary office space located at 200 Berkeley Street, Boston, Massachusetts. The initial lease term commenced on August 1, 2022 and expires on July 31, 2023. The base rent is approximately $16,000 per month. In April 2023, we signed a new short-term lease agreement with WeWork, increasing the base to approximately $16,500 per month and extending the lease term until August 31, 2024.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, accruals related to CDMO, CRO and research and development expenses, and equity-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 15, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2023, we had cash and cash equivalents of $231.6 million, which consisted of cash and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including a follow-on public offering in December 2021 which raised net proceeds of approximately $94.2 million from the sale of our common stock as well as an at-the-market offering in August 2022 which raised net proceeds of $43.4 million. Although we recorded net income of $4.6 million for the three months ended March 31, 2022, this was primarily due to the exercise of an option by Regeneron under the Regeneron Agreement (as defined below) related to ADI-002 which resulted in a $20.0 million payment received and recognized as revenue in the three months ended March 31, 2022. For the three months ended March 31, 2023, we recorded net loss of $30.9 million. As of March 31, 2023, we had an accumulated deficit of $269.0 million.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $231.6 million in cash and cash equivalents, we are capitalized into the first half of 2025. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

In addition, the clinical study requirements of the FDA, the European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous chimeric antigen receptor (CAR) T-cell therapies, such as Kymriah® and Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our products candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates.

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

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA. Our pipeline also includes ADI-925, an engineered chimeric adaptor (CAd) T cell product candidate targeting tumor stress ligands. We have five additional internal gamma delta T cell therapy programs in preclinical development and previously announced our plan to file one new IND every 12-18 months, including one new IND in the second half of 2023. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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
•
failure to perform in accordance with the FDA’s Good Clinical Practices (GCPs) requirements or applicable regulatory guidelines in other countries;
•
transfer of manufacturing processes to any new contract development and manufacturing organizations (CDMOs) or our manufacturing facilities or any other development or commercialization partner for the manufacture of product candidates;

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

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. Our pipeline also includes ADI-925, an engineered CAd T-cell product candidate targeting tumor stress ligands in the preclinical development stage. In addition, we have five additional internal gamma delta T cell therapy programs in preclinical development and plan to submit one new IND to the FDA every 12-18 months, including one new IND in the second half of

2023. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that it will be able to successfully advance any of these additional product candidates through the development process.

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

Risks Related to Manufacturing

We have not yet commenced manufacturing operations at our manufacturing facility and currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including ADI-001. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The occurrence of any of such problems could adversely impact the availability of products for our clinical trials and commercial sale. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.

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

As of March 31, 2023, we believe that with $231.6 million in cash and cash equivalents, we are capitalized into the first half of 2025. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

We are subject to risks related to public health crises such as the COVID-19 pandemic. Our business, financial position, results of operations or cash flows may be affected by a pandemic or epidemic, such as the COVID-19 pandemic, and the resulting volatility and uncertainty it may cause, including as a result of prolonged economic downturn or recession. The COVID-19 pandemic and policies and regulations implemented by governments in response to the COVID-19 pandemic, most of which have been lifted, have had a significant impact, both directly and indirectly, on global businesses and commerce. Such measures have had, and would continue to have, adverse impacts on the United States economy of uncertain severity and duration and may negatively impact our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, a pandemic or epidemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. A pandemic or epidemic is also likely to directly or indirectly impact the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency, and clinical trial sites may be less willing to enroll patients in clinical trials that may compromise a person’s immune system. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of patients impacted by such pandemic or epidemic, and may not be available, in whole or in part, for clinical trial services related to ADI-001 or our other product candidates. Additionally, while the ultimate economic impact, and duration of a pandemic or epidemic are difficult to assess or predict, the impact of such pandemic or epidemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

To the extent the COVID-19 pandemic or another pandemic or epidemic may impact our business and financial results, it may also heighten many of the other risks described in this “Risk Factors” section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. For further discussion on U.S. healthcare regulations, see the section entitled “Business–Government Regulation and Product Approval—Other United States Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We are subject to federal and state data privacy and security laws and regulations and laws and expectations relating to privacy continue to evolve. Changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, the California Consumer Privacy Act requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. In addition, the California Privacy Rights Act (CPRA) which amended the California Consumer Privacy Act(CCPA), and the Virginia Consumer Data Protection Act became effective on January 1, 2023 and comprehensive privacy laws will become effective in Colorado, Connecticut and Utah in 2023 as well as in Iowa in 2025. Further, numerous other states have proposed similar privacy laws. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Any of the foregoing may have a material adverse effect on our ability to provide services to patients and, in turn, our results of operations.

The collection and use of personal health data in the European Economic Area (EEA) is governed by the General Data Protection Regulation, or GDPR. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States.

In addition, further to the United Kingdom’s (UK's) exit from the European Union (EU) on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Although the GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Reform Bill but those have been put on hold. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published the UK International Data Transfer Agreement and International Data Transfer Addendum to the new standard contractual clauses (the IDTA), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 ("Schrems II"), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

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

On March 13, 2023, we executed a letter agreeing that, notwithstanding the covenants included in the Fifth Amendment to the Loan Agreement, dated as of December 2, 2022 (the 2022 Loan Amendment), until June 30, 2023 (i) we and our subsidiaries will not be required to maintain the lesser of $200 million or seventy percent (70%) of our combined balances in demand deposit accounts, money market funds and/or insured cash sweep (ICS) accounts with PacWest and (ii) we must maintain our combined balances at PacWest or its affiliates, including Pacific Western Asset Management (the Letter). At all times following June 30, 2023, we will again be required to comply with the terms of the 2022 Loan Amendment. Upon executing the Letter, we wired $187.2 million from our ICS accounts at PacWest to Pacific Western Asset Management who subsequently invested the funds into money market funds held in custody with U.S. Bank National Association.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments, including PacWest or its affiliates, were to be placed into receivership, we may be unable to access such funds. In addition, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to us and may material adverse impacts on our business.

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

We may seek orphan drug designation for some or all of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations. Further, the FDA may further reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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
•
the FDA placing a product on a list of discontinued products, which would revoke the product’s ability to be marketed, if the sponsor of the approved biologic fails to provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a biologic; and
•
injunctions or the imposition of civil or criminal penalties.

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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates. For further discussion on coverage and reimbursement matters, see the section entitled “Business–Government Regulation and Product Approval–Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. For further discussion on healthcare reform matters, see the section entitled “Business – Government Regulation and Product Approval – Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2022.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, in August 2022, the Inflation Reduction Act of 2022(the IRA) was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Our amended and restated bylaws specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the restated certificate of incorporation or amended and restated bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (Delaware Forum Provision); provided, however, that the Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. This choice of forum provision contained in our amended and restated bylaws will not apply to any causes of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated bylaws described above; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

10.1

Third Amendment to Lease, dated as of January 9, 2023, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2023).

10.2*	Amended and Restated Non-Employee Director Compensation Policy

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

ADICET BIO, INC.

Date: May 9, 2023	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: May 9, 2023	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)