Form 10-Q
period 2023-06-30
Adicet Bio, Inc.
filed 2023-08-09
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 43,066,158 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations regarding our additional internal gamma delta T cell therapy programs, including ADI-925 and ADI-270, in preclinical development and our ability to develop other oncology product candidates in our research pipeline;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$205,460	$257,656
Prepaid expenses and other current assets	3,196	3,382
Total current assets	208,656	261,038
Property and equipment, net	29,577	28,710
Operating lease right-of-use asset	18,933	20,269
Goodwill	19,462	19,462
Other non-current assets	1,005	1,211
Total assets	$277,633	$330,690
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,121	$4,404
Accrued and other current liabilities	12,679	12,811
Operating lease liability	3,039	2,492
Total current liabilities	18,839	19,707
Operating lease liability, net of current portion	19,603	18,531
Other non-current liabilities	130	114
Total liabilities	38,572	38,352
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 43,066,158 and 42,954,820 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	540,455	530,448
Accumulated deficit	(301,398)	(238,114)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	239,061	292,338
Total liabilities and stockholders’ equity	$277,633	$330,690

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue—related party	$—	$—	$—	$24,990
Operating expenses:
Research and development	28,362	16,178	55,118	29,661
General and administrative	6,528	6,529	13,093	13,330
Total operating expenses	34,890	22,707	68,211	42,991
Loss from operations	(34,890)	(22,707)	(68,211)	(18,001)
Interest income	2,615	325	5,279	357
Interest expense	(4)	(18)	(23)	(36)
Other expense, net	(124)	(138)	(329)	(240)
Loss before income tax provision	(32,403)	(22,538)	(63,284)	(17,920)
Income tax provision	—	—	—	—
Net loss	$(32,403)	$(22,538)	$(63,284)	$(17,920)
Net loss per share, basic and diluted	$(0.75)	$(0.56)	$(1.47)	$(0.45)
Weighted-average common shares used in computing net loss per share, basic and diluted	42,957,035	40,075,060	42,957,242	39,975,503

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	42,954,820	$4	$530,448	$(238,114)	$292,338
Issuance of common stock upon exercise of stock options	713	—	3	—	$3
Issuance of common stock upon vesting of restricted stock	3,205	—	—	—	$-
Shares withheld for taxes	(1,307)	—	(10)	—	$(10)
Stock-based compensation expense	—	—	4,765	—	$4,765
Net loss	—	—	—	(30,881)	$(30,881)
Balance at March 31, 2023	42,957,431	$4	$535,206	$(268,995)	$266,215
Issuance of common stock upon exercise of stock options	233	—	1	—	$1
Purchase of common stock under Employee Stock Purchase Plan	108,494	—	225	—	$225
Stock-based compensation expense	—	—	5,023	—	$5,023
Net loss	—	—	—	(32,403)	$(32,403)
Balance at June 30, 2023	43,066,158	$4	$540,455	$(301,398)	$239,061

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	39,736,914	$4	$471,449	$(168,324)	$303,129
Issuance of common stock upon exercise of stock options	10,099	—	93	—	93
Issuance of common stock upon vesting of restricted stock	224,000	—	—	—	—
Shares withheld for taxes	(85,197)	—	(1,106)	—	(1,106)
Stock-based compensation expense	—	—	4,350	—	4,350
Net income	—	—	—	4,618	4,618
Balance at March 31, 2022	39,885,816	$4	$474,786	$(163,706)	$311,084
Issuance of common stock upon exercise of stock options	17,854	—	183	—	183
Issuance of common stock upon exercise of warrants	100,731	—	—	—	—
Purchase of common stock under Employee Stock Purchase Plan	16,354	—	203	—	203
Stock-based compensation expense	—	—	4,335	—	4,335
Net loss	—	—	—	(22,538)	(22,538)
Balance at June 30, 2022	40,020,755	$4	$479,507	$(186,244)	$293,267

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(63,284)	$(17,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,764	757
Noncash lease expense	1,335	1,304
Stock-based compensation expense	9,788	8,685
Loss on disposal of property, plant, and equipment	—	18
Amortization of deferred debt issuance costs	28	18
Changes in operating assets and liabilities:
Accounts receivable — related party	—	185
Prepaid expenses and other current assets	186	1,280
Other non-current assets	177	408
Accounts payable	(1,624)	(1,186)
Contract liabilities — related party	—	(4,805)
Operating lease liability	1,618	(902)
Accrued and other current and non-current liabilities	19	1,558
Net cash used in operating activities	(48,993)	(10,600)
Cash flows from investing activities
Purchases of property and equipment	(3,422)	(5,481)
Net cash used in investing activities	(3,422)	(5,481)
Cash flows from financing activities
Proceeds from exercise of stock options	4	277
Proceeds from Employee Stock Purchase Plan	225	203
Taxes withheld and paid related to net share settlement of equity awards	(10)	(1,106)
Deferred issuance costs	—	(345)
Net cash provided by (used in) financing activities	219	(971)
Net change in cash and cash equivalents	(52,196)	(17,052)
Cash and cash equivalents at the beginning of period	257,656	277,694
Cash and cash equivalents, at the end of period	$205,460	$260,642
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$670	$4,469
Operating right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,343

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $301.4 million as of June 30, 2023. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the significant accounting policies during the six months ended June 30, 2023.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2023 and consolidated results of operations for the three and six months ended June 30, 2023 and 2022 and consolidated cash flows for the six months ended June 30, 2023 and 2022 have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are held at two financial institutions in the U.S. and one financial institution in Israel and such amounts may, at times, exceed insured limits. The Company invests its cash equivalents in treasury securities and money market funds. The Company limits its credit risk associated with cash equivalents by placing them with banks and institutions it believes are highly creditworthy and in highly rated investments. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

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

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (2)	$155,249	$—	$—	$155,249
Money market funds (1) (3)	$1,938	$—	$—	$1,938
Total fair value of assets	$157,187	$—	$—	$157,187

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (2)	$75,701	$—	$—	$75,701
Total fair value of assets	$75,701	$—	$—	$75,701

(1)
Included in cash and cash equivalents in the consolidated balance sheets.
(2)
Treasury securities are included within Level 1 of the fair value hierarchy because they are actively traded and valued using quoted market prices.
(3)
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$697	$1,251
Interest receivable	639	435
Prepaid software subscription and licensing fees	521	529
Prepaid maintenance	389	295
Prepayments to CROs and CDMOs	282	492
Prepaid lab supplies	179	—
Other prepaid expenses and current assets	489	380
Total prepaid expenses and other current assets	$3,196	$3,382

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	June 30, 2023	December 31, 2022
Laboratory equipment	3	$11,743	$7,503
Leasehold improvements	Lesser of useful life or lease term	26,299	19,959
Furniture and fixtures	3	951	184
Construction in progress	—	1,570	9,292
Computer equipment	3	178	172
Software	3	353	353
		41,094	37,463
Less: Accumulated depreciation and amortization		(11,517)	(8,753)
Property and equipment, net		$29,577	$28,710

Depreciation and amortization expense was $1.5 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense was $2.8 million and $0.8 million for the six months ended June

30, 2023 and 2022, respectively. The increase in expense is primarily due to the completion of the Company's good manufacturing practice (GMP) cell processing and vector manufacturing suite at the Company's office in Redwood City, California (1000 Bridge Parkway) in February 2023.

Construction in progress has decreased by $7.7 million during the six months ended June 30, 2023, compared to the balance at December 31, 2022, due to the Company's completion of the Company's GMP cell processing and vector manufacturing suite in February 2023. The remaining $1.6 million in construction in progress as of June 30, 2023 is primarily related to lab and computer equipment not yet placed into service.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued CDMO costs	6,359	4,390
Accrued compensation	$4,007	$5,703
Accrued CRO costs	1,082	657
Accrued professional services	802	1,356
Accrued other research and development expenses	402	674
Accrued other liabilities	27	31
Total accrued and other liabilities	$12,679	$12,811

7. Term Loan

On April 28, 2020, the Company entered into a Loan and Security Agreement (the Loan Agreement) as amended on July 8, 2020, September 14, 2020, September 15, 2020, October 21, 2022, December 2, 2022 (the 2022 Loan Amendment) and May 30, 2023 with Pacific Western Bank (PacWest).

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

On May 30, 2023, the Company further amended its Loan Agreement with PacWest (the 2023 Loan Amendment). Pursuant to the 2023 Loan Amendment, the Company must maintain the lesser of (i) $35.0 million or (ii) all of the Company’s combined balances in demand deposit accounts, money market accounts, and/or insured cash sweep accounts with PacWest. If the Company’s total cash and investments drop to less than $35.0 million, the 2023 Loan Amendment permits the Company to maintain cash and/or investments in one or more accounts outside of PacWest up to a total of $2.5 million.

As of June 30, 2023, the Company has $10.6 million available under the Loan Agreement. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with such covenants as stated in the 2023 Loan Amendment and had no indebtedness outstanding under the Loan Agreement.

8. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of June 30, 2023. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through June 30, 2023.

On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002, an allogeneic gamma delta CAR T cell therapy directed against Glypican-3, pursuant to the Regeneron Agreement. In conjunction with the exercise of the option, Regeneron paid an exercise fee of $20.0 million to the Company on January 28, 2022, and the Company completed the transfer of the associated license rights to Regeneron during the first quarter of 2022. The $20.0 million option exercise fee, plus $5.0 million of revenue recognized relating to the combined performance obligation, resulted in an aggregate of $25.0 million recorded as revenue for the six months ended June 30, 2022. The Company's obligations under the combined performance obligation were completed during the year ended December 31, 2022.

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

As of June 30, 2023 and 2022, there were no contract assets related to the Regeneron Agreement. The following tables present changes in the Company’s contract liabilities for the six months ended June 30, 2023 and 2022 (in thousands):

Six Months Ended June 30, 2023	Balance at Beginning of Period	Deductions	Balance at End of Period
Contract liability	$—	$—	$—

Six Months Ended June 30, 2022	Balance at Beginning of Period	Deductions (1)	Balance at End of Period
Contract liability	$4,805	$(4,805)	$—

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

On a cumulative basis as of June 30, 2023, the Company has incurred and expensed $1.0 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount funded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded in the consolidated balance sheets as other current assets. For the three months ended June 30, 2023, no qualifying expenses have been incurred and no amounts have been funded by the NIH. On a cumulative basis as of June 30, 2023, $1.3 million has been incurred and $1.3 million has been funded by the NIH.

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

On August 7, 2023, Adicet Therapeutics entered into a fourth lease amendment with Westport Office Park, LLC (the Fourth Amendment). The Fourth Amendment amends the period over which the tenant improvement allowance received in the Third Amendment will be amortized and identifies the monthly amortization payable by the Company.

Boston

In 2018, the Company entered into a lease agreement, as amended in 2019, for office space at 500 Boylston St, Boston, Massachusetts (500 Boylston Lease). Under the terms of the 500 Boylston Lease, the Company was permitted to assign, sublease or transfer this lease, with the consent of the landlord.

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of June 30, 2023 is as follows (in thousands):

June 30, 2023
2023	$354
2024	722
2025	736
2026	438
2027 and thereafter	—
Total	$2,250

Further, the Company remains liable for the remaining lease payments under the Master Lease, totaling $2.0 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of June 30, 2023 were as follows (in thousands):

June 30, 2023
2023	$2,392
2024	5,015
2025	4,662
2026	4,009
2027 and thereafter	12,090
Total undiscounted lease payments	28,168
Less: imputed interest	(5,526)
Total operating lease liability	22,642
Less: current portion	(3,039)
Operating lease liability, net of current maturities	$19,603

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the quarter ended June 30, 2023 (in thousands):

Three Months Ended
June 30, 2023
Lease Cost
Operating lease cost	$1,090
Short-term lease cost	48
Sublease income	(179)
Total lease cost	$959
Other Information
Operating cash flows used for lease liabilities	1,618
Weighted-average remaining lease term - operating leases	6.1
Weighted-average discount rate - operating leases	7%

For the six months ended June 30, 2023, the Company recognized $2.2 million and $0.1 million in operating lease and short-term lease costs, respectively. Additionally, for the six months ended June 30, 2023, the Company recognized $0.4 million in sublease income.

11. Stockholders' Equity

Common Stock

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share, as of June 30, 2023.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of June 30, 2023, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	June 30, 2023	December 31, 2022
Stock options and restricted stock units available for future grant	3,408,320	2,871,705
Stock options issued and outstanding	8,339,032	6,203,020
Unvested restricted stock units	669,850	197,580
Total common stock reserved	12,417,202	9,272,305

12. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,381	$1,888	$4,587	$3,574
General and administrative	2,642	2,447	5,201	5,111
Total stock-based compensation	$5,023	$4,335	$9,788	$8,685

Stock Options

A summary of stock option activity for the six months ended June 30, 2023 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	6,203,020	$14.44	8.4	$780
Options granted	2,561,200	$7.53
Options exercised	(946)	$4.76
Options forfeited or cancelled	(424,242)	$12.68
Outstanding, June 30, 2023	8,339,032	$12.41	8.4	$20
Options exercisable, June 30, 2023	3,181,499	$13.92	7.7	$20
Vested and expected to vest, June 30, 2023	8,339,032	$12.41	8.4	$20

The assumptions used in the Black Scholes Model to calculate stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value of common stock	$2.43 - $5.84	$11.49 - $14.74	$2.43 - $9.15	$11.49 - $19.97
Expected term (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Volatility	84.6% - 86.5%	77.4% - 79.8%	83.3% - 86.5%	77.4% - 79.8%
Risk free rates	3.5% - 4.1%	2.8% - 3.0%	3.5% - 4.2%	1.6% - 3.0%
Dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units

In October 2021, the Company granted 560,000 Restricted Stock Units (RSUs) with service and performance conditions to certain employees, none of which vested during the three months ended June 30, 2023. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfilment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of units granted. The Company recognized $0.2 million of related expense during the three months ended June 30, 2023.

The summary of RSU activity and related information for the six months ended June 30, 2023 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	197,580	$7.8
RSUs granted	513,700	$7.6
RSUs vested	(3,205)	$17.2
RSUs forfeited	(38,225)	$7.4
Outstanding, June 30, 2023	669,850	$7.6

13. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss - basic and diluted	$(32,403)	$(22,538)	$(63,284)	$(17,920)
Weighted-average shares used in computing net loss per share, basic and diluted	42,957,035	40,075,060	42,957,242	39,975,503
Net loss per share, basic and diluted	(0.75)	(0.56)	(1.47)	(0.45)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of June 30,
	2023	2022
Options to purchase common stock	8,339,032	5,747,844
Unvested restricted stock units	669,850	537,160
Total	9,008,882	6,285,004

14. Income Taxes

The Company recognized no income tax expense during the three and six months ended June 30, 2023 and 2022. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of June 30, 2023.

15. Related Party

As of June 30, 2023, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the three and six months ended June 30, 2023, the Company recorded no revenue from the Regeneron Agreement. See Note 8 for a discussion of the Regeneron Agreement.

16. Subsequent Event

On August 8, 2023, the board of directors approved a stock option repricing (the Option Repricing) to be effective on August 14, 2023 (the Effective Date) in accordance with the terms of the Company’s 2015 Stock Incentive Plan and 2018 Plan (together, the Plans). Pursuant to the Option Repricing, the exercise price of each stock option previously granted under the Plans, totaling 6,431,077 options, will be amended to reduce the exercise price of such options to the closing price of the Company’s common stock on the Nasdaq Global Market on the Effective Date. Under the terms of the Option Repricing, a repriced option will revert to its original exercise price if, prior to the one year anniversary of the Effective Date, (a) the option holder’s employment is terminated by the Company with cause or by the option holder or (b) the option is exercised. The repriced options will retain their existing terms and conditions as set forth in the Plans and applicable award agreements.

In addition, as of the Effective Date, the Company will issue 1,418,043 options to purchase shares of common stock under the 2018 Plan to eligible employees who held inducement awards as of August 8, 2023. These new options will be issued to eligible employees because their inducement awards granted under Nasdaq Listing Rule 5635(c)(4) are not eligible for repricing. The prior inducement awards will remain outstanding under their original terms.

The Company expects to record the impact of the Option Repricing in the quarter ending September 30, 2023.

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

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is in an ongoing Phase 1 study for the treatment of relapsed or refractory aggressive B-cell non-Hodgkin’s lymphoma (NHL). Our pipeline also includes ADI-925, a novel engineered CAd gamma delta T cell product candidate targeting tumor stress ligands, and ADI-270, an armored gamma delta CAR T cell product candidate targeting CD70+ cancers. Our pipeline has several additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors. We expect to continue to develop product candidates in oncology based on the gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR, CAd and other technology.

In March 2021, we initiated the first-in-human Phase 1 trial to assess safety and efficacy of ADI-001 in patients with relapsed or refractory aggressive B-cell NHL. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In April 2022, the U.S. Food and Drug Administration (FDA) granted Fast Track Designation for ADI-001 for NHL. In May 2023, we met with the FDA and discussed the design of our first potentially pivotal Phase 2 study with an accelerated approval pathway. In June 2023, we announced data from our ongoing ADI-001 Phase 1 trial in patients with relapsed or refractory aggressive B-cell NHL and our plans to transition the ADI-001 program into a potentially pivotal single arm Phase 2 study in post-CAR T large B-cell lymphoma (LBCL) patients in 2024, subject to further patient follow up. In addition, we are initiating an expansion cohort, EXPAND, in post CAR T LBCL patients as part of our Phase 1 study, and will continue to enroll mantle cell lymphoma patients, as we progress towards initiating our pivotal program. We expect to provide a clinical update which will include efficacy, 6-month complete response rate, and safety data from additional post-CAR T LBCL patients in the second half of 2024.

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

Fourth Lease Amendment for Additional Tenant Improvement Allowance

On August 7, 2023 we entered into a fourth lease amendment with Westport Office Park, LLC (the Fourth Amendment). The Fourth Amendment amends the period over which the tenant improvement allowance received in the Third Amendment will be amortized and identifies our monthly amortization payable.

Sixth Amendment to Loan Agreement with Pacific Western Bank

On May 30, 2023, we entered into the 2023 Loan Amendment. Pursuant to the 2023 Loan Amendment, we must maintain the lesser of (i) $35.0 million or (ii) all of the Company’s combined balances in demand deposit accounts, money market accounts, and/or insured cash sweep accounts with PacWest. If our total cash and investments drop to less than $35.0 million, the 2023 Loan Amendment permits us to maintain cash and/or investments in one or more accounts outside of PacWest up to a total of $2.5 million. As of June 30, 2023, we were in compliance with such covenants.

Second Amended & Restated 2018 Stock Option and Incentive Plan

On June 1, 2023, at our 2023 Annual Meeting of Stockholders (the Annual Meeting), our stockholders approved an amendment and restatement of our Amended and Restated 2018 Stock Option and Incentive Plan (as amended and restated, the 2018 Plan). Under the 2018 Plan, the remaining shares under our 2015 Stock Incentive Plan will become available for issuance under the 2018 Plan. The 2018 Plan is described in Proposal 2 in our definitive proxy statement on Schedule 14A for the Annual Meeting, which was filed with the U.S. Securities and Exchange Commission on April 18, 2023.

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

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and have received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of June 30, 2023. Our obligations under the Regeneron Agreement were completed during the first quarter of 2022. Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees for a certain number of Interprofessional Collaboration Practices (ICPs). On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002 and Regeneron potentially has additional options to other Collaboration ICP targets under the Regeneron Agreement. We declined to exercise our option to co-fund the development of ADI-002 with Regeneron, and accordingly, Regeneron must also pay us high single digit royalties as a percentage of net sales for ADI-002 or any other optioned ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double digit royalties as a percentage of net sales of Collaboration ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

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
•
costs incurred under agreements with consultants, contract drug manufacturing organizations (CDMOs) and contract research organizations (CROs);
•
lab materials, supplies and maintenance of equipment used for research and development activities; and
•
allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

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

Interest Expense

Interest expense consists primarily of the non-cash amortization of costs incurred in connection with the Loan Agreement (the Loan Agreement) we entered into with PacWest in April 2020, subsequently amended in October 2021, December 2022, and May 2023.

Other Expense, Net

Other expense, net primarily consists of state franchise and capital taxes not related to income.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three months ended June 30,
	2023	2022	Change	% Change
Revenue – related party	$—	$—	$—	0%
Operating expenses
Research and development	28,362	16,178	12,184	75%
General and administrative	6,528	6,529	(1)	(0%)
Total operating expenses	34,890	22,707	12,183	54%
Loss from operations	(34,890)	(22,707)	(12,183)	54%
Interest income	2,615	325	2,290	705%
Interest expense	(4)	(18)	14	78%
Other expense, net	(124)	(138)	14	10%
Loss before income tax benefit	(32,403)	(22,538)	(9,865)	44%
Income tax provision	—	—	—	0%
Net loss	(32,403)	(22,538)	$(9,865)	44%

Research and development

	Three months ended June 30,
	2023	2022
Payroll and personnel expenses(1)	$11,047	$7,319
Costs incurred under agreements with consultants, CDMOs, and CROs	8,475	5,036
Lab materials, supplies and maintenance of equipment used for research and development activities	3,272	1,153
Other research and development expenses(2)	5,568	2,670
Total research and development expenses	$28,362	$16,178

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $12.2 million, or 75%, during the three months ended June 30, 2023 compared to the same period in 2022. The increase in research and development expenses was primarily due to a $3.7 million increase in payroll and personnel expenses resulting from an increase in overall headcount and a $3.4 million increase in expenses related to CDMOs and other externally conducted research and development. There was also a $2.7 million increase in allocated facility expenses and a $2.1 million increase in lab expenses.

General and administrative

General and administrative expenses increased by less than $0.1 million during the three months ended June 30, 2023 as compared to the same period in 2022. The increase in general and administrative expenses was primarily due to a $1.1 million increase in payroll and personnel expenses, which includes an increase in salaries and benefits of $0.4 million, an increase in contractor fees of $0.4 million and an increase in stock-based compensation of $0.2 million. The increase in payroll and personnel expenses was the result of increased headcount for the period. The increase was partially offset by a $1.1 million decrease in allocated facility and other costs.

Interest income

Interest income increased by $2.3 million, or 705%, during the three months ended June 30, 2023 as compared to the same period in 2022, which was primarily due to higher interest rates as well as our investments in treasury securities and money market funds.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change	% Change
Revenue – related party	$—	$24,990	$(24,990)	(100%)
Operating expenses
Research and development	55,118	29,661	25,457	86%
General and administrative	13,093	13,330	(237)	(2%)
Total operating expenses	68,211	42,991	25,220	59%
Loss from operations	(68,211)	(18,001)	(50,210)	279%
Interest income	5,279	357	4,922	1,379%
Interest expense	(23)	(36)	13	36%
Other expense, net	(329)	(240)	(89)	(37%)
Loss before income tax benefit	(63,284)	(17,920)	(45,364)	253%
Income tax provision	—	—	—	0%
Net loss	$(63,284)	$(17,920)	$(45,364)	253%

Revenue

Revenue decreased by $25.0 million, or 100%, for the six months ended June 30, 2023 compared to the same period in 2022 due to no revenue recognized under the Regeneron Agreement in the current period. Our obligations under the combined performance obligation with Regeneron were completed during the first quarter of 2022, resulting in revenue fully recognized under the agreement as of March 31, 2022.

	Six Months Ended June 30,
	2023	2022
Payroll and personnel expenses(1)	$21,709	$13,873
Costs incurred under agreements with consultants, CDMOs, and CROs	16,992	8,421
Lab materials, supplies and maintenance of equipment used for research and development activities	5,724	2,612
Other research and development expenses(2)	10,693	4,755
Total research and development expenses	$55,118	$29,661

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $25.5 million, or 86%, during the six months ended June 30, 2023 compared to the same period in 2022. The increase in research and development expenses was primarily due to a $8.6 million increase in expenses related to CDMOs and other externally conducted research and development and a $7.8 million increase in payroll and personnel expenses resulting from an increase in overall headcount. In addition, there was a $5.4 million increase in allocated facility expenses and a $3.1 million increase in laboratory expenses for the period. This increase was partially offset by a $0.1 million decrease in professional fees.

General and administrative

General and administrative expenses decreased by $0.2 million, or 2%, during the six months ended June 30, 2023 as compared to the same period in 2022. The decrease in general and administrative expenses was primarily due to a $1.9 million decrease in allocated facility expenses. The decrease was partially offset by a $1.8 million increase in payroll and personnel expenses, which includes an increase salaries and benefits of $0.9 million and contractor fees of $0.5 million. These increases were the result of increased headcount for the period.

Interest income

Interest income increased by $4.9 million, or 1,379%, during the six months ended June 30, 2023 as compared to the same period in 2022, which was primarily due to higher interest rates as well as our investments in treasury securities and money market funds.

Other expense, net

Other expense, net increased by $0.1 million, or 37%, during the six months ended June 30, 2023 as compared to the same period in 2022. This was due to an increase in realized losses related to foreign exchange.

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

As of June 30, 2023, we had cash and cash equivalents of $205.5 million. We expect that the cash and cash equivalents will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

On December 2, 2022, we further amended our Loan Agreement with PacWest (the 2022 Loan Amendment). The 2022 Loan Amendment extends the drawdown period for any Term Loan by one year from April 19, 2023 to April 19, 2024. In addition, pursuant to the 2022 Loan Amendment, if we receive at least $60.0 million from the sale or issuance of our equity securities and/or up-front cash payments from strategic partnerships other than payments from Regeneron on or before September 30, 2023, then the Interest Only End Date (as defined in the 2022 Loan Amendment) will be extended another six months from April 19, 2024 to October 19, 2024. Furthermore, the 2022 Loan Amendment extends the final maturity date of any Term Loan by one year from October 19, 2025 to October 19, 2026, and the maturity date of non-formula ancillary services to November 30, 2023.

On May 30, 2023, we entered into the 2023 Loan Amendment, as described in the Recent Developments section above.

As of June 30, 2023, we have $10.6 million available under the Term Loan. As of the date of this Quarterly Report on Form 10-Q, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

Future Funding Requirements

We recorded net loss of $32.4 million for the three months ended June 30, 2023. Prior to this period, we have recorded net losses since inception. As of June 30, 2023, we had an accumulated deficit of $301.4 million.

As of June 30, 2023, we had cash and cash equivalents of $205.5 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least twelve months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

All of our revenue to date has been generated from the Regeneron Agreement, which is a collaboration and license agreement. We do not expect to generate any significant product revenue until we obtain regulatory approval of and commercialize any of our product candidates or enter into additional collaborative agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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
•
the impact of potential health emergencies, like the COVID-19 pandemic, on United States and global economic conditions that may impact our ability to access capital on terms anticipated, or at all; and
•
the post-merger costs associated with being a public company.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(48,993)	$(10,600)
Investing activities	(3,422)	(5,481)
Financing activities	219	(971)
Net decrease in cash and cash equivalents	$(52,196)	$(17,052)

Cash Flows from Operating Activities

Net cash used in operating activities was $49.0 million for the six months ended June 30, 2023. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $13.9 million, and a net increase in operating assets and liabilities of $0.4 million. Non-cash items primarily included depreciation and amortization of $2.8 million, stock-based compensation expense of $9.8 million, and non-cash lease expense of $1.3 million. The net change in assets and liabilities was primarily due to a net increase in operating lease liability of $1.6 million related to the additional tenant improvement allowance as part of the Third Amendment to the lease at 1000 Bridge Parkway as well as an increase of $0.2 million in prepaid expenses and other current assets and an increase of $0.2 million in other non-current assets. This increase was offset by a decrease in accounts payable of $1.6 million.

Net cash used in operating activities was $10.6 million for the six months ended June 30, 2022. Cash used in operating activities consisted of net loss and non-cash adjustments of $10.8 million, offset by a net decrease in assets and liabilities of $3.5 million. Non-cash items primarily included stock-based compensation expense of $8.7 million, non-cash lease expense of $1.3 million and depreciation and amortization of $0.8 million. The net change in assets and liabilities was primarily due to a decrease in deferred revenue of $4.8 million related to the Regeneron Agreement, a decrease in accounts payable of $1.2 million and an increase of prepaid expenses and other current assets of $1.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.4 million for the six months ended June 30, 2023, which consisted of purchases of lab equipment of $3.4 million, primarily related to our GMP cell processing suite at 1000 Bridge Parkway.

Net cash used in investing activities was $5.5 million for the six months ended June 30, 2022, which was primarily related to the construction of our office and laboratory space at 1000 Bridge Parkway.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2023, which was primarily related to net proceeds from the issuance of common stock in connection with our employee stock purchase plan. This was partially offset by cash paid for taxes withheld on the net share settlement of equity awards.

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

On October 28, 2018, Adicet Therapeutics executed a non-cancelable lease agreement for an office and laboratory facility at 1000 Bridge Parkway, Redwood City, California (the Redwood City Lease), with an expiration date of February 28, 2030. The initial annual base rent for the Redwood City Lease is an aggregate of $1.3 million, and such amount will increase 3% annually. On June 16, 2022, Adicet Therapeutics entered into a second amendment to the Redwood City Lease (the Second Amendment), which expands the space lease by 12,204 square feet (the Expansion Space). Adicet Therapeutics will pay a monthly fee for the Expansion Space increasing annually from approximately $73,000 to $78,000 over the thirty-six (36) month term of the Second Amendment. The Second Amendment also provides Adicet Therapeutics with an allowance to construct improvements to the Expansion Space. On January 9, 2023, Adicet Therapeutics entered into a third amendment of the Redwood City Lease (the Third Amendment). The Third Amendment increases the tenant improvement allowance as of January 1, 2023 by an additional $3.0 million. The additional allowance will be repaid through equal monthly payments of principal amortization and interest on a monthly basis over the term of the lease at an interest rate of eight percent (8%) per annum. On August 7, 2023, Adicet Therapeutics entered into the Fourth Amendment, which amends the period over which the tenant improvement allowance received in the Third Amendment will be amortized and identifies the monthly amortization payable by us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2023, we had cash and cash equivalents of $205.5 million, which consisted of cash, money market funds, and funds invested in treasury securities. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including a follow-on public offering in December 2021 which raised net proceeds of approximately $94.2 million from the sale of our common stock as well as an at-the-market offering in August 2022 which raised net proceeds of $43.4 million. Although we recorded net income of $4.6 million for the three months ended March 31, 2022, this was primarily due to the exercise of an option by Regeneron under the Regeneron Agreement (as defined below) related to ADI-002 which resulted in a $20.0 million payment received and recognized as revenue in the three months ended March 31, 2022. For the three months ended June 30, 2023, we recorded net loss of $32.4 million. As of June 30, 2023, we had an accumulated deficit of $301.4 million.

We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our gamma delta T cell platform, including ADI-001, ADI-925 and AD-270. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects and cause investors to lose all or part of their investments.

Our history of recurring losses and anticipated expenditures could raise substantial doubts about our ability to continue as a going concern.

As of the date of this Quarterly Report on Form 10-Q, we believe that with $205.5 million in cash and cash equivalents, we are capitalized into the first half of 2025. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Risks Related to Our Product Candidates

*Our business is highly dependent on the success of ADI-001. If we are unable to obtain regulatory approval for ADI-001 and effectively commercialize ADI-001 for the treatment of patients in our approved indications, our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidate, ADI-001. ADI-001 is in the early stages of development with an ongoing Phase 1 study to assess the safety and efficacy of ADI-001 in patients with relapsed or refractory aggressive non-Hodgkin's lymphoma (NHL) that commenced in March 2021. In June 2023, we announced data from this Phase 1 trial and our plans to transition the ADI-001 program into a potentially pivotal Phase 2 study in post-chimeric antigen receptors (CAR) T large B-cell lymphoma patients in 2024.

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

In addition, the clinical study requirements of the FDA, the European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous chimeric antigen receptor (CAR) T cell therapies, such as Kymriah® and Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our products candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates.

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

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA. Our pipeline also includes ADI-925, a novel engineered chimeric adaptor (CAd) gamma delta T cell product candidate targeting tumor stress ligands, and ADI-270, an armored gamma delta CAR T cell product candidate targeting CD70+ cancers. We have four additional internal gamma delta T cell therapy programs in preclinical development and previously announced our plan to file one new IND every 12-18 months, including an IND for ADI-925 in the second half of 2023 and an IND for ADI-270 in the first half of 2024. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

•
transfer of manufacturing processes to any new contract drug manufacturing organizations (CDMOs) or our manufacturing facilities or any other development or commercialization partner for the manufacture of product candidates;
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

*If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including, without limitation, any lasting impact of the COVID-19 pandemic. The timely completion of clinical trials in accordance with the protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until the conclusion. The enrollment of patients depends on many factors, including:

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

We intend to conduct a number of clinical trials for product candidates in the fields of cancer in different geographies, all of which have been affected to varying extents by the COVID-19 pandemic. There may still be lasting impacts of the COVID-19 pandemic that will affect various aspects of our future clinical trials. For example, investigators may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting.

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
•
differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

If we fail to develop additional product candidates, our commercial opportunity will be limited.

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. Our pipeline also includes ADI-925, a novel engineered CAd gamma delta T cell product candidate targeting tumor stress ligands, and ADI-270, an armored gamma delta CAR T cell product candidate targeting CD70+ cancers, both in the preclinical development stage. In addition, we have four additional internal gamma delta T cell therapy programs in preclinical development and plan to submit one new IND to the FDA every 12-18 months, including an IND for ADI-925 in the second half of 2023 and an IND for ADI-270 in the first half of 2024. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that it will be able to successfully advance any of these additional product candidates through the development process.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct substantially all of our operations at our facilities in the San Francisco Bay Area. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in this market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options that vest over time may be significantly affected by fluctuations in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. To provide added incentives to retain and motivate key contributors, our board of directors recently approved a stock option repricing in August 2023. See Part II, Item 5 of this Quarterly Report on Form 10-Q for information about the stock option repricing.

We will need substantial additional financing to develop our products and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

We expect to spend a substantial amount of capital in the clinical development of our product candidates, including the ongoing Phase 1 clinical trial for ADI-001, the potential pivotal Phase 2 study for ADI-001 and the preclinical development of additional internal gamma delta T cell therapy programs, including ADI-925 and ADI-270. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of June 30, 2023, we believe that with $205.5 million in cash and cash equivalents, we are capitalized into the first half of 2025. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Other than the funding agreement and our Loan Agreement (as defined below) with Pacific Western Bank (PacWest), we have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization themselves. Additionally, United States and global economic uncertainty, higher interest rates and diminished credit availability may limit our ability to incur indebtedness on favorable terms. Furthermore, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our ability to obtain additional funding.

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

Our operations, and those of our CDMO, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, such as the COVID-19 pandemic and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

We are subject to risks related to public health crises such as the COVID-19 pandemic. Our business, financial position, results of operations or cash flows may be affected by a pandemic or epidemic, such as the COVID-19 pandemic, and the resulting volatility and uncertainty it may cause, including as a result of prolonged economic downturn or recession. The COVID-19 pandemic and policies and regulations implemented by governments in response to the COVID-19 pandemic had a significant impact, both directly and indirectly, on global businesses and commerce. Such measures have had, and may continue to have, adverse impacts on the United States economy of uncertain severity and duration and may negatively impact our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, a pandemic or epidemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. A pandemic or epidemic is also likely to directly or indirectly impact the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency, and clinical trial sites may be less willing to enroll patients in clinical trials that may compromise a person’s immune system. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of patients impacted by such pandemic or epidemic, and may not be available, in whole or in part, for clinical trial services related to ADI-001 or our other product candidates. Additionally, while the ultimate economic impact, and duration of a pandemic or epidemic are difficult to assess or predict, the impact of such pandemic or epidemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

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

*Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the approval of our product candidates rely, which would negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, adequate staffing, furloughs, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending themselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

*Data protection, privacy and similar laws restrict access, use, and disclosure of information, and failure to comply with or adapt to changes in these laws could materially and adversely harm our business.

We are subject to federal and state data privacy and security laws and regulations and laws and expectations relating to privacy continue to evolve. Changes in these laws may limit our data access, use and disclosure, and may require increased expenditures. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, the California Consumer Privacy Act requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. In addition, the California Privacy Rights Act (CPRA) which amended the California Consumer Privacy Act (CCPA), became effective on January 1, 2023. In addition, broad consumer privacy laws recently went into effect in Virginia on January 1, 2023 and in Colorado and Connecticut on July 1, 2023 and new privacy laws will become effective in Utah on December 31, 2023, in Florida, Montana and Texas in 2024, in Tennessee and Iowa in 2025 and in Indiana in 2026 and numerous other states are considering new privacy laws. Furthermore, other U.S. states, such as New York, Massachusetts and Utah have enacted stringent data security laws;

We believe that increased regulation in additional jurisdictions is likely in the area of data privacy. Any of the foregoing may have a material adverse effect on our ability to provide services to patients and, in turn, our results of operations.

The collection and use of personal health data in the European Economic Area (EEA) is governed by the General Data Protection Regulation (GDPR). The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for controllers of personal data, including stringent requirements relating to the consent of data subjects, stricter requirements around the collection of sensitive data (such as health data), expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, implementing safeguards to protect the security and confidentiality of personal data and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States.

In addition, further to the United Kingdom’s (UK’s) exit from the European Union (EU) on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Although the GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. The UK Government has also now introduced a Data Protection and Digital Information Bill (or the UK Bill) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published the UK International Data Transfer Agreement and International Data Transfer Addendum to the new standard contractual clauses (the IDTA), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 (Schrems II), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

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

Risks Related to Our Financial Position

*Raising funds through lending arrangements may restrict our operations or produce other adverse results.

Our current Loan and Security Agreement with PacWest, as further amended on July 8, 2020, September 14, 2020, September 15, 2020, October 21, 2022, December 2, 2022 and May 30, 2023 (the Loan Agreement), sets the interest rate of the term loans under the Loan Agreement at the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%. The Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, requirements to maintain certain balances at PacWest, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, we granted a security interest in substantially all of our assets, other than certain intellectual property assets, to PacWest and issued a warrant to purchase our capital stock.

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

On May 30, 2023, we entered into the 2023 Loan Amendment. Pursuant to the 2023 Loan Amendment, we must maintain the lesser of (i) $35.0 million or (ii) all of the Company’s combined balances in demand deposit accounts, money market accounts, and/or insured cash sweep accounts with PacWest. If our total cash and investments drop to less than $35.0 million, the 2023 Loan Amendment permits us to maintain cash and/or investments in one or more accounts outside of PacWest up to a total of $2.5 million. As of June 30, 2023, we were in compliance with such covenants.

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

*The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for our product candidates to be designed to evaluate the efficacy of the product candidate in an open-label, non-comparative, two-stage, pivotal, multicenter, single-arm clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients. In May 2023, we met with the FDA and discussed the design of our first potentially pivotal Phase 2 study with an accelerated approval pathway. However, the process of clinical development is inherently uncertain and we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA.

The FDA may grant accelerated approval for our product candidates and, as a condition for accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA, EMA or other regulatory agencies requesting additional studies to show that our product candidate is superior to the new products.

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

*Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require post-market surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy (REMS), in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers are required to register establishments with the FDA and certain state agencies, and will be subject to continual review and unannounced inspections by the FDA and state agencies to assess compliance with cGMPs and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information.

Further, even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. We will also be required to comply with FDA's promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturers' communications on the subject of off-label use of their products. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

*The advancement of healthcare reform may negatively impact our ability to sell our product candidates, if approved, profitably.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, in August 2022, the Inflation Reduction Act of 2022(the IRA) was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

We are aware of United States and foreign patents held by a third parties relating to gamma delta T cell expansion protocols and related compositions which, on information and belief, are invalid and/or not infringed. In the event that these patents are successfully asserted against our product candidates, such as ADI-001, ADI-925, ADI-270 and ADI-002, or the use of our precursor cells in manufacture of these product candidates, such litigation may negatively impact our ability to commercialize these product candidates in such jurisdictions. We are also aware of several United States and foreign patents held by third parties relating to certain CAR compositions of matter, methods of making and methods of use which, on information and belief, are invalid and/or not infringed. Nevertheless, third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when ADI-001, ADI-925, ADI-270, ADI-002 or another CAR-based product candidate is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid and/or not infringed.

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
•
the timing and results of preclinical studies of ADI-925 and ADI-270;
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

We believe that the state of global economic conditions are particularly volatile and uncertain, not only as a result of the COVID-19 pandemic and the potential global recession resulting therefrom, but also due to recent global tensions and unexpected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may negatively impact our ability to conduct clinical trials on the scale and timelines anticipated. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make obtaining any necessary debt or equity financing more difficult, more costly and more dilutive. For example, as a result of political, social, and economic instability abroad, including as a result of armed conflict, war or threat of war, in particular, the current conflict between Russia and Ukraine, including resulting sanctions, terrorist activity and other security concerns in general, there could be a significant disruption of global financial markets, impairing our ability to raise capital when needed on acceptable terms, if at all. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 8, 2023, our board of directors approved a stock option repricing (the Option Repricing) to be effective on August 14, 2023 (the Effective Date) in accordance with the terms of our 2015 Stock Incentive Plan and 2018 Plan (together, the Plans). Pursuant to the Option Repricing, the exercise price of each stock option previously granted under the Plans, totaling 6,431,077 options, will be amended to reduce the exercise price of such options to the closing price of our common stock on the Nasdaq Global Market on the Effective Date. Under the terms of the Option Repricing, a repriced option will revert to its original exercise price if, prior to the one year anniversary of the Effective Date, (a) the option holder’s employment is terminated by us with cause or by the option holder or (b) the option is exercised. The repriced options will retain their existing terms and conditions as set forth in the Plans and applicable award agreements.

In addition, as of the Effective Date, we will issue 1,418,043 options to purchase shares of common stock under the 2018 Plan to eligible employees who held inducement awards as of August 8, 2023. These new options will be issued to eligible employees because their inducement awards granted under Nasdaq Listing Rule 5635(c)(4) are not eligible for repricing. The prior inducement awards will remain outstanding under their original terms.

Our board of directors believes that the Option Repricing, including the one year retention period, is in the best interests of the Company, as the amended stock options will provide added incentives to retain and motivate our key contributors without incurring the stock dilution resulting from significant additional equity grants to the eligible participants or significant additional cash expenditures resulting from additional cash compensation.

The foregoing description of the Option Repricing and issuance of the additional options is qualified in its entirety by reference to the Form of Notice of Stock Option Repricing which will be filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

10.1

Sixth Amendment to Loan and Security Agreement, dated as of May 30, 2023, by and between Pacific Western Bank and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 5, 2023).

10.2*	Fourth Amendment to Lease, dated as of August 7, 2023, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord.

10.3#

Adicet Bio, Inc. Second Amended and Restated 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 5, 2023).

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

ADICET BIO, INC.

Date: August 9, 2023	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: August 9, 2023	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)