Form 10-Q
period 2023-09-30
Adicet Bio, Inc.
filed 2023-11-08
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 43,164,522 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Ongoing global conflicts, such as the conflict between Russia and Ukraine and in Israel and the Gaza strip, may increase the likelihood of supply interruptions which could impact our ability to find the materials we need to make our product candidates.
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
•
our expectations regarding our additional internal gamma delta T cell therapy programs, including ADI-270, in preclinical development and our ability to develop other oncology product candidates in our research pipeline;
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
•
our expectations regarding the manufacturing of our product candidates and products by us or by our third-party suppliers;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$183,257	$257,656
Prepaid expenses and other current assets	2,626	3,382
Total current assets	185,883	261,038
Property and equipment, net	28,273	28,710
Operating lease right-of-use asset	18,185	20,269
Goodwill	—	19,462
Other non-current assets	916	1,211
Total assets	$233,257	$330,690
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,066	$4,404
Accrued and other current liabilities	12,574	12,811
Operating lease liability	3,128	2,492
Total current liabilities	19,768	19,707
Operating lease liability, net of current portion	18,669	18,531
Other non-current liabilities	143	114
Total liabilities	38,580	38,352
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; none issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 43,107,921 and 42,954,820 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	545,956	530,448
Accumulated deficit	(351,283)	(238,114)
Total stockholders’ equity	194,677	292,338
Total liabilities and stockholders’ equity	$233,257	$330,690

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue—related party	$—	$—	$—	$24,990
Operating expenses:
Research and development	26,167	16,570	81,284	46,231
General and administrative	6,633	6,415	19,726	19,745
Goodwill impairment	19,462	—	19,462	—
Total operating expenses	52,262	22,985	120,472	65,976
Loss from operations	(52,262)	(22,985)	(120,472)	(40,986)
Interest income	2,520	1,224	7,800	1,581
Interest expense	(1)	(18)	(25)	(54)
Other expense, net	(142)	(217)	(472)	(456)
Loss before income tax provision	(49,885)	(21,996)	(113,169)	(39,915)
Income tax provision	—	—	—	—
Net loss	$(49,885)	$(21,996)	$(113,169)	$(39,915)
Net loss per share, basic and diluted	$(1.16)	$(0.53)	$(2.63)	$(0.98)
Weighted-average common shares used in computing net loss per share, basic and diluted	42,980,641	41,642,815	43,001,901	40,547,792

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	42,954,820	$4	$530,448	$(238,114)	$292,338
Issuance of common stock upon exercise of stock options	713	—	3	—	3
Issuance of common stock upon vesting of restricted stock	3,205	—	—	—	—
Shares withheld for taxes	(1,307)	—	(10)	—	(10)
Stock-based compensation expense	—	—	4,765	—	4,765
Net loss	—	—	—	(30,881)	(30,881)
Balance at March 31, 2023	42,957,431	$4	$535,206	$(268,995)	$266,215
Issuance of common stock upon exercise of stock options	233	—	1	—	1
Purchase of common stock under Employee Stock Purchase Plan	108,494	—	225	—	225
Stock-based compensation expense	—	—	5,023	—	5,023
Net loss	—	—	—	(32,403)	(32,403)
Balance at June 30, 2023	43,066,158	$4	$540,455	$(301,398)	$239,061
Issuance of common stock upon vesting of restricted stock	66,750	—	—	—	—
Shares withheld for taxes	(24,987)	—	(59)	—	(59)
Stock-based compensation expense	—	—	5,560	—	5,560
Net loss	—	—	—	(49,885)	(49,885)
Balance at September 30, 2023	43,107,921	$4	$545,956	$(351,283)	$194,677

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	39,736,914	$4	$471,449	$(168,324)	$303,129
Issuance of common stock upon exercise of stock options	10,099	—	93	—	93
Issuance of common stock upon vesting of restricted stock	224,000	—	—	—	—
Shares withheld for taxes	(85,197)	—	(1,106)	—	(1,106)
Stock-based compensation expense	—	—	4,350	—	4,350
Net income	—	—	—	4,618	4,618
Balance at March 31, 2022	39,885,816	$4	$474,786	$(163,706)	$311,084
Issuance of common stock upon exercise of stock options	17,854	—	183	—	183
Issuance of common stock upon exercise of warrants	100,731	—	—	—	—
Purchase of common stock under Employee Stock Purchase Plan	16,354	—	203	—	203
Stock-based compensation expense	—	—	4,335	—	4,335
Net loss	—	—	—	(22,538)	(22,538)
Balance at June 30, 2022	40,020,755	$4	$479,507	$(186,244)	$293,267
Issuance of common stock upon exercise of stock options	23,216	—	191	—	191
Issuance of common stock upon vesting of restricted stock	209,375	—	—	—	—
Shares withheld for taxes	(77,412)	—	(1,355)	—	(1,355)
Issuance of common stock pursuant to at-the-market offering, net of issuance costs of $1.6 million	2,611,723	—	43,360	—	43,360
Stock-based compensation expense	—	—	4,191	—	4,191
Net loss	—	—	—	(21,996)	(21,996)
Balance at September 30, 2022	42,787,657	$4	$525,894	$(208,240)	$317,658

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(113,169)	$(39,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,409	1,516
Noncash lease expense	2,083	1,712
Stock-based compensation expense	15,348	12,876
Loss on disposal of property, plant, and equipment	—	55
Goodwill impairment	19,462	—
Loss on disposal of lease assets	—	(1)
Amortization of deferred debt issuance costs	29	18
Changes in operating assets and liabilities:
Accounts receivable — related party	—	156
Prepaid expenses and other current assets	756	1,696
Other non-current assets	265	933
Accounts payable	(223)	556
Contract liabilities — related party	—	(4,805)
Operating lease liability	773	(1,571)
Accrued and other current and non-current liabilities	36	846
Net cash used in operating activities	(70,231)	(25,928)
Cash flows from investing activities
Purchases of property and equipment	(4,328)	(10,292)
Net cash used in investing activities	(4,328)	(10,292)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	—	43,360
Proceeds from exercise of stock options	4	468
Proceeds from Employee Stock Purchase Plan	225	203
Taxes withheld and paid related to net share settlement of equity awards	(69)	(2,461)
Deferred issuance costs	—	(365)
Net cash provided by (used in) financing activities	160	41,205
Net change in cash and cash equivalents	(74,399)	4,985
Cash and cash equivalents at the beginning of period	257,656	277,694
Cash and cash equivalents, at the end of period	$183,257	$282,679
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$105	$7,111
Operating right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,343

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Notes to Interim Consolidated Financial Statements (Unaudited)

1. Organization and Nature of the Business

Adicet Bio, Inc. (formerly resTORbio, Inc. (resTORbio), together with its subsidiaries, the Company) is a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. The Company is advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs) to enhance selective tumor targeting and facilitate innate and adaptive anti-tumor immune response for durable activity in patients. The Company's approach to activate, engineer, and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows it to generate new product candidates in a rapid and cost-efficient manner.

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $351.3 million as of September 30, 2023. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

On March 12, 2021, the Company entered into a Capital On Demand™ Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as sales agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of shares of common stock from time to time in “at-the-market” (ATM) offerings under a registration statement on Form S-3 (File No. 333-254193) (2021 Shelf Registration Statement) filed with the U.S. Securities and Exchange Commission (the SEC), which was declared effective on March 30, 2021. In August 2022, pursuant to the Sales Agreement and subject to the limitations thereof, the Company sold an aggregate of 2,611,723 shares of common stock at $17.23 per share resulting in net proceeds to the Company of $43.4 million after deducting sales agent commissions and expenses. In November 2022, the Company filed a new prospectus supplement to the 2021 Shelf Registration Statement for the offer and sale of up to $100.0 million of shares of common stock from time to time through the sales agent, which includes the $30.0 million of shares of common stock not sold under the original prospectus and up to an additional $70.0 million of shares of common stock (the ATM Program). No shares of common stock have been sold to date under the ATM Program.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report). There have been no material changes to the significant accounting policies during the nine months ended September 30, 2023.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2023 and consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 and consolidated cash flows for the nine months ended September 30, 2023 and 2022 have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are held at two financial institutions in the U.S. and one financial institution in Israel and such amounts may, at times, exceed insured limits. The Company invests its cash equivalents in treasury securities. The Company limits its credit risk associated with cash equivalents by placing them with banks and institutions it believes are highly creditworthy and in highly rated investments. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (2)	$134,349	$—	$—	$134,349
Total fair value of assets	$134,349	$—	$—	$134,349

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (3)	$75,701	$—	$—	$75,701
Total fair value of assets	$75,701	$—	$—	$75,701

(1)
Included in cash and cash equivalents in the consolidated balance sheets.
(2)
Treasury securities are included within Level 1 of the fair value hierarchy because they are actively traded and valued using quoted market prices.
(3)
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid software subscription and licensing fees	$618	$529
Prepaid maintenance	555	295
Prepaid insurance	463	1,251
Prepayments to CROs and CDMOs	295	492
Prepaid lab supplies	221	—
Prepaid property taxes	76	61
Interest receivable	20	435
Other prepaid expenses and current assets	378	319
Total prepaid expenses and other current assets	$2,626	$3,382

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	September 30, 2023	December 31, 2022
Laboratory equipment	3	$12,863	$7,503
Leasehold improvements	Lesser of useful life or lease term	26,617	19,959
Furniture and fixtures	3	951	184
Construction in progress	—	473	9,292
Computer equipment	3	178	172
Software	3	353	353
		41,435	37,463
Less: Accumulated depreciation and amortization		(13,162)	(8,753)
Property and equipment, net		$28,273	$28,710

Depreciation and amortization expense was $1.6 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense was $4.4 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in expense is primarily due to the completion and subsequent depreciation of the Company's good manufacturing practice (GMP) cell processing and vector manufacturing suite at the Company's office in Redwood City, California (1000 Bridge Parkway) which was completed in February 2023.

Construction in progress has decreased by $8.8 million during the nine months ended September 30, 2023, compared to the balance at December 31, 2022, due to the Company's completion of the Company's GMP cell processing and vector manufacturing suite in February 2023. The remaining $0.5 million in construction in progress as of September 30, 2023 is primarily related to lab and computer equipment not yet placed into service.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$5,713	$5,703
Accrued CDMO costs	5,471	4,390
Accrued CRO costs	134	657
Accrued professional services	626	1,356
Accrued other research and development expenses	599	674
Accrued other liabilities	31	31
Total accrued and other liabilities	$12,574	$12,811

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

As of September 30, 2023, the Company has $12.7 million available under the Loan Agreement. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with such covenants as stated in the 2023 Loan Amendment and had no indebtedness outstanding under the Loan Agreement.

8. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of September 30, 2023. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through September 30, 2023.

On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002, an allogeneic gamma delta CAR T cell therapy directed against Glypican-3, pursuant to the Regeneron Agreement. In conjunction with the exercise of the option, Regeneron paid an exercise fee of $20.0 million to the Company on January 28, 2022, and the Company completed the transfer of the associated license rights to Regeneron during the first quarter of 2022. The $20.0 million option exercise fee, plus $5.0 million of revenue recognized relating to the combined performance obligation, resulted in an aggregate of $25.0 million recorded as revenue for the nine months ended September 30, 2022. The Company's obligations under the combined performance obligation were completed during the year ended December 31, 2022.

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

As of September 30, 2023 and 2022, there were no contract assets related to the Regeneron Agreement. The following tables present changes in the Company’s contract liabilities for the nine months ended September 30, 2023 and 2022 (in thousands):

Nine Months Ended September 30, 2023	Balance at Beginning of Period	Deductions	Balance at End of Period
Contract liability	$—	$—	$—

Nine Months Ended September 30, 2022	Balance at Beginning of Period	Deductions (1)	Balance at End of Period
Contract liability	$4,805	$(4,805)	$—

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

On a cumulative basis as of September 30, 2023, the Company has incurred and expensed $1.0 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

On September 1, 2023, Adicet Therapeutics amended its letter of credit with Westport Office Park, LLC. The amendment reduced the amount of the letter of credit associated with 1000 Bridge Parkway by $2.1 million resulting in an updated letter of credit amount of $2.1 million.

Boston

In 2018, the Company entered into a lease agreement, as amended in 2019, for office space at 500 Boylston St, Boston, Massachusetts (500 Boylston Lease). Under the terms of the 500 Boylston Lease, the Company was permitted to assign, sublease or transfer this lease, with the consent of the landlord.

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of September 30, 2023 is as follows (in thousands):

September 30, 2023
2023	$177
2024	722
2025	736
2026	438
2027 and thereafter	—
Total	$2,073

Further, the Company remains liable for the remaining lease payments under the Master Lease, totaling $1.8 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of September 30, 2023 were as follows (in thousands):

September 30, 2023
2023	$1,241
2024	5,015
2025	4,662
2026	4,009
2027 and thereafter	12,090
Total undiscounted lease payments	27,017
Less: imputed interest	5,220
Total operating lease liability	21,797
Less: current portion	(3,128)
Operating lease liability, net of current maturities	$18,669

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the quarter ended September 30, 2023 (in thousands):

Three Months Ended
September 30, 2023
Lease Cost
Operating lease cost	$1,139
Short-term lease cost	49
Sublease income	(179)
Total lease cost	$1,010
Other Information
Operating cash flows used for lease liabilities	$773
Weighted-average remaining lease term - operating leases	5.9
Weighted-average discount rate - operating leases	7%

For the nine months ended September 30, 2023, the Company recognized $3.3 million and $0.1 million in operating lease and short-term lease costs, respectively. Additionally, for the nine months ended September 30, 2023, the Company recognized $0.5 million in sublease income.

10. Stockholders' Equity

Common Stock

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share, as of September 30, 2023.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of September 30, 2023, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	September 30, 2023	December 31, 2022
Stock options and restricted stock units available for future grant	2,039,141	2,871,705
Stock options issued and outstanding	9,749,498	6,203,020
Unvested restricted stock units	586,800	197,580
Total common stock reserved	12,375,439	9,272,305

11. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,545	$1,745	$7,132	$5,319
General and administrative	3,015	2,446	8,216	7,557
Total stock-based compensation	$5,560	$4,191	$15,348	$12,876

Stock Options

A summary of stock option activity for the nine months ended September 30, 2023 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	6,203,020	$14.44	8.4	$780
Options granted	4,167,242	$5.48
Options exercised	(946)	$4.76
Options forfeited or cancelled	(619,818)	$12.35
Outstanding, September 30, 2023	9,749,498	$10.74	8.4	$—
Options exercisable, September 30, 2023	3,602,027	$13.87	7.6	$—
Vested and expected to vest, September 30, 2023	9,749,498	$10.74	8.4	$—

The assumptions used in the Black Scholes Model to calculate stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value of common stock	$1.37 - $3.38	$14.16 - $16.89	$1.37 - $9.15	$11.49 - $19.97
Expected term (years)	5.5 - 6.1	6.0 - 6.1	5.5 - 6.1	5.5 - 6.1
Volatility	84.7% - 87.3%	79.5% - 80.7%	83.3% - 87.3%	77.4% - 80.7%
Risk free rates	4.1% - 4.6%	2.7% - 4.0%	3.5% - 4.6%	1.6% - 4.0%
Dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units

The summary of RSU activity and related information for the nine months ended September 30, 2023 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	197,580	$7.8
RSUs granted	513,700	$7.6
RSUs vested	(69,955)	$7.6
RSUs forfeited	(54,525)	$7.2
Outstanding, September 30, 2023	586,800	$7.8

Option repricing

On August 8, 2023, the board of directors approved a stock option repricing (the Option Repricing) to be effective on August 14, 2023 (the Effective Date) in accordance with the terms of the Company’s 2015 Stock Incentive Plan and 2018 Plan (together, the Plans). Pursuant to the Option Repricing, the exercise price of each stock option previously granted under the Plans, totaling 6,431,077 options, was amended to reduce the exercise price of such options to $2.14 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the Effective Date. Under the terms of the Option

Repricing, a repriced option will revert to its original exercise price if, prior to the one year anniversary of the Effective Date, (a) the option holder’s employment is terminated by the Company with cause or by the option holder or (b) the option is exercised.

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.4 million was recognized in the three months ended September 30, 2023, and $4.2 million will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

In addition, as of the Effective Date, the Company issued 1,418,042 options to purchase shares of common stock under the 2018 Plan to eligible employees who held inducement awards as of August 8, 2023. These new options were issued to eligible employees because their inducement awards granted under Nasdaq Listing Rule 5635(c)(4) are not eligible for repricing. The prior inducement awards remain outstanding under their original terms.

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss - basic and diluted	$(49,885)	$(21,996)	$(113,169)	$(39,915)
Weighted-average shares used in computing net loss per share, basic and diluted	42,980,641	41,642,815	43,001,901	40,547,792
Net loss per share, basic and diluted	(1.16)	(0.53)	(2.63)	(0.98)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of September 30,
	2023	2022
Options to purchase common stock	9,749,498	5,862,935
Unvested restricted stock units	586,800	318,160
Total	10,336,298	6,181,095

13. Income Taxes

The Company recognized no income tax expense during the three and nine months ended September 30, 2023 and 2022. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of September 30, 2023.

14. Related Party

As of September 30, 2023, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the three and nine months ended September 30, 2023, the Company recorded no revenue from the Regeneron Agreement. See Note 8 for a discussion of the Regeneron Agreement.

15. Goodwill Impairment

As discussed in Note 2 of the Company’s audited consolidated financial statements included in the Annual Report, goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2022, the Company determined that the fair value of its sole reporting unit exceeded its book value, and therefore no goodwill impairment charge was recorded in 2022. During the first and second quarters of 2023, the Company concluded that no events or changes in circumstances had occurred that indicated goodwill was more likely than not impaired.

During the third quarter of 2023, the Company experienced a significant decline in its stock price. As of September 30, 2023, the Company’s stock price has declined 44% from its closing stock price on June 30, 2023, and the decline in stock price has been sustained since that date. The Company determined that this decline in stock price and market capitalization of the Company constituted a substantive change in circumstances that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. Accordingly, the Company tested its goodwill for impairment as of September 30, 2023 (the Interim Testing Date).

In determining the fair value of the Company’s sole reporting unit for the interim impairment analysis, the Company used a market-based approach, and the primary input in this approach was a quoted market price in an active market. To determine the estimated fair value of the Company’s single reporting unit, the Company calculated its market capitalization based on its stock price. Based on the Company’s interim impairment analysis as of the Interim Testing Date, the carrying value of the Company’s single reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed. In performing step two of the goodwill impairment test, the Company utilized observable inputs and concluded that an impairment charge was necessary for the full amount of goodwill. As a result of the step two evaluation, the Company recorded a goodwill impairment charge of $19.5 million during the three months ended September 30, 2023.

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

Overview

We are a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for cancer. We are advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs), to enhance selective tumor targeting and facilitate innate and adaptive anti-tumor immune response for durable activity in patients.

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

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is in an ongoing Phase 1 study for the treatment of relapsed or refractory aggressive B-cell non-Hodgkin’s lymphoma (NHL). Our pipeline also includes our lead preclinical candidate, ADI-270, an armored gamma delta CAR T cell product candidate targeting CD70+ cancers for renal cell carcinoma, with potential for other solid tumor indications. Our pipeline has several additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors. We have paused preclinical development of ADI-925 to prioritize corporate resources on ADI-270. We expect to continue to develop product candidates in oncology based on the gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR and other technology.

In March 2021, we initiated the first-in-human Phase 1 trial to assess safety and efficacy of ADI-001 in patients with relapsed or refractory aggressive B-cell NHL. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In April 2022, the U.S. Food and Drug Administration (FDA) granted Fast Track Designation for ADI-001 for NHL. In May 2023, we met with the FDA and discussed the design of our first potentially pivotal Phase 2 study in post-CAR T large B-cell lymphoma (LBCL) patients with an accelerated approval pathway. In June 2023, we announced data from our ongoing ADI-001 Phase 1 trial in patients with relapsed or refractory aggressive B-cell NHL. In November 2023, we initiated an expansion cohort, EXPAND, in post CAR T LBCL and continue to enroll mantle cell lymphoma (MCL) patients as part of our Phase 1 study. Recently, we expanded manufacturing capabilities of ADI-001 by transferring the manufacturing process to an additional contract development and manufacturing organization (CDMO) that is capable of operating at a larger scale of production. We expect to provide a clinical update from the Phase 1 study in NHL patients which will include efficacy, 6-month complete response rate, and safety data from additional post-CAR T LBCL and MCL patients in the second half of 2024. Based on the EXPAND data and regulatory feedback, we plan to transition the ADI-001 program into a potentially pivotal single arm Phase 2 study with an accelerated approval pathway in post-CAR T LBCL and/or MCL patients.

Recent Developments

At-the-Market (ATM) Offering

On March 12, 2021, we entered into a Capital On Demand™ Sales Agreement (Sales Agreement) with JonesTrading Institutional Services LLC (Sales Agent), to provide for the offering, issuance and sale of our common stock from time to time in “at-the-market” offerings (ATM Program). In August 2022, pursuant to the Sales Agreement and subject to the limitations thereof, we sold an aggregate of 2,611,723 shares of common stock at $17.23 per share resulting in net proceeds to us of $43.4 million after deducting sales agent commissions and expenses. On November 8, 2022, we filed a prospectus supplement (the New Prospectus) to our registration statement on Form S-3 (File No. 333-254193), which updated and superseded the existing prospectus. The New Prospectus covered the offer and sale of up to $100.0 million of shares of our common stock from time to time through Sales Agent, acting as our sales agent, under the ATM Program, which includes the

$30.0 million of shares of our common stock not sold pursuant to the existing prospectus and up to an additional $70.0 million of shares of our common stock. As of September 30, 2023, no shares of common stock have been sold under the New Prospectus.

Fourth Lease Amendment for Additional Tenant Improvement Allowance

On August 7, 2023 we entered into a fourth lease amendment with Westport Office Park, LLC (the Fourth Amendment). The Fourth Amendment amends the period over which the tenant improvement allowance received in the Third Amendment will be amortized and identifies our monthly amortization payable.

Option Repricing

On August 8, 2023, the board of directors approved a stock option repricing (the Option Repricing) to be effective on August 14, 2023 (the Effective Date) in accordance with the terms of our 2015 Stock Incentive Plan and 2018 Plan (together, the Plans). Pursuant to the Option Repricing, the exercise price of each stock option previously granted under the Plans, totaling 6,431,077 options, was amended to reduce the exercise price of such options to $2.14 per share, the closing price of our common stock on the Nasdaq Global Market on the Effective Date. Under the terms of the Option Repricing, a repriced option will revert to its original exercise price if, prior to the one year anniversary of the Effective Date, (a) the option holder’s employment is terminated by us with cause or by the option holder or (b) the option is exercised. The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements.

In addition, as of the Effective Date, we issued 1,418,042 options to purchase shares of common stock under the 2018 Plan to eligible employees who held inducement awards as of August 8, 2023. These new options were issued to eligible employees because their inducement awards granted under Nasdaq Listing Rule 5635(c)(4) are not eligible for repricing. The prior inducement awards remain outstanding under their original terms.

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

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and have received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of September 30, 2023. Our obligations under the Regeneron Agreement were completed during the first quarter of 2022. Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees for a certain number of Interprofessional Collaboration Practices (ICPs). On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002 and Regeneron potentially has additional options to other Collaboration ICP targets under the Regeneron Agreement. We declined to exercise our option to co-fund the development of ADI-002 with Regeneron, and accordingly, Regeneron must also pay us high single digit royalties as a percentage of net sales for ADI-002 or any other optioned ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double digit royalties as a percentage of net sales of Collaboration ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

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
•
costs incurred under agreements with consultants, CDMOs and contract research organizations (CROs);
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

Interest Expense

Interest expense consists primarily of the non-cash amortization of costs incurred in connection with the Loan Agreement (the Loan Agreement) we entered into with PacWest in April 2020, subsequently amended in July 2020, September 2020, October 2021, December 2022, and May 2023.

Other Expense, Net

Other expense, net primarily consists of state franchise and capital taxes not related to income.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three months ended September 30,
	2023	2022	Change	% Change
Revenue – related party	$—	$—	$—	0%
Operating expenses
Research and development	26,167	16,570	9,597	58%
General and administrative	6,633	6,415	218	3%
Goodwill impairment	19,462	—	19,462	100%
Total operating expenses	52,262	22,985	29,277	127%
Loss from operations	(52,262)	(22,985)	(29,277)	127%
Interest income	2,520	1,224	1,296	106%
Interest expense	(1)	(18)	17	94%
Other expense, net	(142)	(217)	75	35%
Loss before income tax benefit	(49,885)	(21,996)	(27,889)	127%
Income tax provision	—	—	—	0%
Net loss	$(49,885)	$(21,996)	$(27,889)	127%

Research and development

	Three months ended September 30,
	2023	2022
Payroll and personnel expenses(1)	$10,404	$8,008
Costs incurred under agreements with consultants, CDMOs, and CROs	7,523	2,754
Lab materials, supplies and maintenance of equipment used for research and development activities	2,379	2,006
Other research and development expenses(2)	5,861	3,802
Total research and development expenses	$26,167	$16,570

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $9.6 million, or 58%, during the three months ended September 30, 2023 as compared to the same period in 2022. The increase in research and development expenses was primarily due to a $4.8 million increase in expenses related to CDMOs and other externally conducted research and development as well as a $2.4 million increase in payroll and personnel expenses resulting from an increase in overall headcount. There was also a $2.0 million increase in allocated facility expenses and a $0.4 million increase in lab expenses.

General and administrative

General and administrative expenses increased by $0.2 million or 3% during the three months ended September 30, 2023 as compared to the same period in 2022. The increase in general and administrative expenses was primarily due to a $0.7 million increase in payroll and personnel expenses, which is the result of an increase in stock-based compensation of $0.6 million and an increase in contractor fees of $0.2 million. The increase was partially offset by a $0.4 million decrease in allocated facility and other costs as well as a less than $0.1 million decrease in professional fees.

Goodwill impairment

Goodwill impairment charges increased by $19.5 million or 100% during the three months ended September 30, 2023 as compared to the same period in 2022. During the three months ended September 30, 2023, we experienced a significant decline in our stock price. We concluded that the decrease in stock price was sustained and that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount. As such, we performed an interim goodwill impairment test as of September 30, 2023. Based on our interim impairment test, we recorded a goodwill impairment charge of $19.5 million during the third quarter ended September 30, 2023, representing the entire balance of goodwill.

Interest income

Interest income increased by $1.3 million, or 106%, during the three months ended September 30, 2023 as compared to the same period in 2022, which was primarily due to higher interest rates as well as our investments in treasury securities and money market funds.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Revenue – related party	$—	$24,990	$(24,990)	(100%)
Operating expenses
Research and development	81,284	46,231	35,053	76%
General and administrative	19,726	19,745	(19)	(0%)
Goodwill impairment	19,462	—	19,462	100%
Total operating expenses	120,472	65,976	54,496	83%
Loss from operations	(120,472)	(40,986)	(79,486)	194%
Interest income	7,800	1,581	6,219	393%
Interest expense	(25)	(54)	29	54%
Other expense, net	(472)	(456)	(16)	(4%)
Loss before income tax benefit	(113,169)	(39,915)	(73,254)	184%
Income tax provision	—	—	—	0%
Net loss	$(113,169)	$(39,915)	$(73,254)	184%

Revenue

Revenue decreased by $25.0 million, or 100%, for the nine months ended September 30, 2023 compared to the same period in 2022 due to no revenue recognized under the Regeneron Agreement in the current period. Our obligations under the combined performance obligation with Regeneron were completed during the first quarter of 2022, resulting in revenue fully recognized under the agreement as of March 31, 2022.

	Nine Months Ended September 30,
	2023	2022
Payroll and personnel expenses(1)	$32,113	$21,881
Costs incurred under agreements with consultants, CDMOs, and CROs	24,515	11,175
Lab materials, supplies and maintenance of equipment used for research and development activities	8,103	4,619
Other research and development expenses(2)	16,553	8,556
Total research and development expenses	$81,284	$46,231

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $35.0 million, or 76%, during the nine months ended September 30, 2023 compared to the same period in 2022. The increase in research and development expenses was primarily due to a $13.3 million increase in expenses related to CDMOs and other externally conducted research and development and a $10.3 million increase in payroll and personnel expenses resulting from an increase in overall headcount. In addition, there was a $8.1 million increase in allocated facility expenses and a $3.5 million increase in laboratory expenses for the period. This increase was partially offset by a $0.1 million decrease in professional fees.

General and administrative

General and administrative expenses decreased by less than $0.1 million during the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease in general and administrative expenses was primarily due to a $2.5 million decrease in allocated facility expenses as well as a less than $0.1 million decrease in professional fees. This was partially offset by a $2.5 million increase in payroll and personnel expenses, which includes an increase salaries and benefits of $0.9 million, contractor fees of $0.8 million, stock-based compensation of $0.7 million and recruiting fees of $0.2 million. These increases were the result of increased headcount for the period.

Goodwill impairment

Goodwill impairment charges increased by $19.5 million or 100% during the nine months ended September 30, 2023 as compared to the same period in 2022. During the three months ended September 30, 2023, we experienced a significant decline in our stock price. We concluded that the decrease in stock price was sustained and that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount. As such, we performed an interim goodwill impairment test as of September 30, 2023. Based on our interim impairment test, we recorded a goodwill impairment charge of $19.5 million during the third quarter ended September 30, 2023, representing the entire balance of goodwill.

Interest income

Interest income increased by $6.2 million, or 393%, during the nine months ended September 30, 2023 as compared to the same period in 2022, which was primarily due to higher interest rates as well as our investments in treasury securities and money market funds.

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

As of September 30, 2023, we had cash and cash equivalents of $183.3 million. We expect that the cash and cash equivalents will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

On May 30, 2023, we entered into the 2023 Loan Amendment. Pursuant to the 2023 Loan Amendment, we must maintain the lesser of (i) $35.0 million or (ii) all of our combined balances in demand deposit accounts, money market accounts, and/or insured cash sweep accounts with PacWest. If our total cash and investments drop to less than $35.0 million, the 2023 Loan Amendment permits us to maintain cash and/or investments in one or more accounts outside of PacWest up to a total of $2.5 million.

As of September 30, 2023, we have $12.7 million available under the Term Loan. As of the date of this Quarterly Report on Form 10-Q, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

Future Funding Requirements

We recorded net loss of $49.9 million for the three months ended September 30, 2023. Prior to this period, we have recorded net losses since inception. As of September 30, 2023, we had an accumulated deficit of $351.3 million.

As of September 30, 2023, we had cash and cash equivalents of $183.3 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least twelve months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(70,231)	$(25,928)
Investing activities	(4,328)	(10,292)
Financing activities	160	41,205
Net decrease in cash and cash equivalents	$(74,399)	$4,985

Cash Flows from Operating Activities

Net cash used in operating activities was $70.2 million for the nine months ended September 30, 2023. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $41.3 million, and a net increase in operating assets and liabilities of $1.6 million. Non-cash items primarily included goodwill impairment of $19.5 million, stock-based compensation expense of $15.3 million, depreciation and amortization of $4.4 million and non-cash lease expense of $2.0 million. The net change in assets and liabilities was primarily due to an increase in operating lease liability of $0.8 million related to the additional tenant improvement allowance as part of the Third Amendment to the lease at 1000 Bridge Parkway as well as an increase of $0.8 million in prepaid expenses and other current assets and an increase of $0.3 million in other non-current assets. This increase was offset by a decrease in accounts payable of $0.2 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $4.3 million for the nine months ended September 30, 2023, which consisted of purchases of lab equipment of $4.3 million, primarily related to our GMP cell processing suite at 1000 Bridge Parkway.

Net cash used in investing activities was $10.3 million for the nine months ended September 30, 2022, which was primarily related to the construction of our office and laboratory space at 1000 Bridge Parkway.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2023, which was primarily related to $0.2 million in net proceeds from the issuance of common stock in connection with our employee stock purchase plan. This was partially offset by less than $0.1 million of cash paid for taxes withheld on the net share settlement of equity awards.

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

On July 21, 2022, we entered a short-term lease agreement with WeWork for a temporary office space located at 200 Berkeley Street, Boston, Massachusetts. The initial lease term commenced on August 1, 2022 and expired on July 31, 2023. The base rent was approximately $16,000 per month. In April 2023, we signed a new short-term lease agreement with WeWork, increasing the base to approximately $16,500 per month and extending the lease term until August 31, 2024.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, accruals related to CDMO, CRO and research and development expenses, and equity-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 15, 2023. For details regarding the interim impairment assessment performed for goodwill, see Note 15 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Recently Issued and Adopted Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2023, we had cash and cash equivalents of $183.3 million, which consisted of cash and funds invested in treasury securities. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including a follow-on public offering in December 2021 which raised net proceeds of approximately $94.2 million from the sale of our common stock as well as an at-the-market offering in August 2022 which raised net proceeds of $43.4 million. Although we recorded net income of $4.6 million for the three months ended March 31, 2022, this was primarily due to the exercise of an option by Regeneron under the Regeneron Agreement (as defined below) related to ADI-002 which resulted in a $20.0 million payment received and recognized as revenue in the three months ended March 31, 2022. For the three months ended September 30, 2023, we recorded net loss of $49.9 million. As of September 30, 2023, we had an accumulated deficit of $351.3 million.

We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our gamma delta T cell platform, including ADI-001 and AD-270. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects and cause investors to lose all or part of their investments.

Our history of recurring losses and anticipated expenditures could raise substantial doubts about our ability to continue as a going concern.

As of the date of this Quarterly Report on Form 10-Q, we believe that with $183.3 million in cash and cash equivalents, we are capitalized into the first half of 2025. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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
•
achieving a side effect profile, including with respect to graft versus host disease (GvHD), from our product candidates that makes them clinically and commercially attractive for further development;
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

In addition, the clinical study requirements of the FDA, the European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous chimeric antigen receptor (CAR) T cell therapies, such as Kymriah® and Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our product candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates.

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

If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. A data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Novel therapeutic candidates, such as those we are developing, may result in novel side effect profiles that may not be appropriately recognized or managed by the treating medical staff. We anticipate having to train medical personnel using our product candidates to understand the side effect profile of our product candidates for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in serious adverse events including patient deaths. Based on available preclinical data and clinical experience with other cell therapy agents, the safety profile of our pipeline product candidates is expected to include cytokine release syndrome, neurotoxicity, and possibly additional adverse events. Any of these occurrences may have a material adverse effect our business, financial condition and prospects.

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

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA. Our pipeline also includes ADI-270, an armored gamma delta CAR T cell product candidate targeting CD70+ cancers. We have several additional internal gamma delta T cell therapy programs in preclinical development. We previously announced our plan to file one new IND every 12-18 months, including an IND for ADI-270 in the first half of 2024. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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
•
failure by our CROs or other third parties to adhere to clinical study requirements;
•
failure to perform in accordance with the FDA’s Good Clinical Practices (GCPs) requirements or applicable regulatory guidelines in other countries;
•
challenges in transferring manufacturing processes to any new contract development and manufacturing organizations (CDMOs) or our manufacturing facilities or any other development or commercialization partner for the manufacture of product candidates;

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
•
delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary raw materials; and
•
manufacturing challenges, including delays in testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

Our timing of filing INDs for our product candidates is dependent on further preclinical and manufacturing success, which we work on with various third parties. We cannot be sure that we will be able to submit our INDs in a timely manner, if at all, or that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials.

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

In our current and planned clinical trials of our product candidates, we have contracted with and expect to continue to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. Medicines used at centers to help manage adverse side effects of ADI-001 may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates, any of which could have a material adverse effect on our ability to obtain regulatory approval and commercialize on the timelines anticipated or at all, which could have a material adverse effect on our business and results of operations.

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

Moreover, because our product candidates represent unproven methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation or autologous CAR T-cell therapies, rather than enroll in our clinical trial. Patients eligible for allogeneic CAR T-cell therapies but ineligible for autologous CAR-T cell therapies due to aggressive cancer and inability to wait for autologous CAR T-cell therapies may be at greater risk for complications and death from therapy.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our gamma delta T cell product candidates are based on new technologies and will require the creation of inventory of mass-produced, “off-the-shelf” products, we expect that we will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with NHL cancer and to treat potential side effects that may result from our product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products, which is expected to have a material adverse effect on our financial position and ability to achieve profitability.

As a result, because we have limited financial and managerial resources, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, we have paused preclinical development of ADI-925 to prioritize corporate resources on ADI-270. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business, financial condition and results of operations.

A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.

We plan to globally develop our product candidates. Accordingly, we expect that our development programs will be subject to additional risks related to operating in foreign countries, including:

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

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. Our pipeline also includes ADI-270, an armored gamma delta CAR T cell product candidate targeting CD70+ cancers, in the preclinical development stage. In addition, we have several additional internal gamma delta T cell therapy programs in preclinical development. We plan to submit one new IND to the FDA every 12-18 months, including an IND for ADI-270 in the first half of 2024. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

Risks Related to Manufacturing

*We have not yet commenced manufacturing operations at our manufacturing facility and currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including ADI-001. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

Although we built out manufacturing capabilities at our Redwood City facility in the fourth quarter of 2022, we rely and expect to continue to rely to a significant extent on third parties for the manufacture of our product candidates for preclinical and clinical development. We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or through our CDMOs, including timely supply of "off-the-shelf" product to satisfy demands to support clinical trials of any of our product candidates. To the extent we are not able to obtain timely supply of “off the shelf” product, the anticipated timing for our clinical trials and the development of our product candidates could be adversely impacted. Very few companies have experience in manufacturing gamma delta T cell therapy derived from blood of unrelated donors, and gamma delta T cells require several complex manufacturing steps before being available as a mass-produced, "off-the-shelf" product. We have limited experience in managing the allogeneic gamma delta T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by or on our behalf will result in T cells that will be safe and effective.

Our operations remain subject to review and oversight by the FDA and the FDA could object to our use of any manufacturing facilities. Even if our product candidates are approved, we would be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practices (cGMPs) and other government regulations. Our license to manufacture product candidates will be subject to continued regulatory review.

Our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The occurrence of any of such problems could adversely impact the availability of products for our clinical trials and commercial sale. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We have experienced manufacturing delays due to these issues in the past and cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.

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

We may also experience both internal and external manufacturing difficulties due to resource constraints or as a result of labor disputes. We have experienced external manufacturing difficulties in the past; if we were to continue to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized, which could have a material adverse effect on our business, results of operations and prospects.

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

We expect to spend a substantial amount of capital in the clinical development of our product candidates, including the ongoing Phase 1 clinical trial for ADI-001, the potential pivotal Phase 2 study for ADI-001 and the preclinical development of additional internal gamma delta T cell therapy programs, including ADI-270. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of September 30, 2023, we believe that with $183.3 million in cash and cash equivalents, we are capitalized into the first half of 2025. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Other than the funding agreement and our Loan Agreement (as defined below) with Pacific Western Bank (PacWest), we have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization themselves. Additionally, United States and global economic uncertainty, higher interest rates and diminished credit availability may limit our ability to incur indebtedness on favorable terms. Furthermore, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China, an escalation in conflict between Russia and Ukraine or the ongoing armed conflict in Israel and the Gaza strip, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our ability to obtain additional funding.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We have grown rapidly and will need to continue to grow the size of our organization, and it may experience difficulties in managing this growth.

As our development and commercialization plans and strategies develop, and as we have transitioned into operating as a public company, we have rapidly expanded our employee base and expect to continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

Global conflicts may increase the likelihood of supply interruptions which could impact our ability to find the materials we need to make our product candidates.

The ongoing military conflict between Russia and Ukraine or the ongoing armed conflict in Israel and the Gaza strip may increase the likelihood of supply interruptions and hinder our ability to find the materials we need to make our product candidates. Supply disruptions make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which increases pressure on our costs and increases the risk that we may be unable to acquire the necessary goods and services to successfully manufacture our product candidates. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical studies or clinical trials, such as our clinical trial of ADI-001 in NHL patients, could be delayed or suspended. Any delay or interruption in the supply of trial materials could delay the completion of such trials, increase the costs associated with maintaining these research and development activities and, depending upon the period of delay, require us to commence new preclinical studies or clinical trials at additional expense or terminate such trials completely.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Most recently, the U.S. government avoided a shutdown by passing a temporary stopgap funding measure in September 2023, which expires in November 2023. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

Our current Loan and Security Agreement with PacWest, as further amended on July 8, 2020, September 14, 2020, September 15, 2020, October 21, 2021, December 2, 2022 and May 30, 2023 (the Loan Agreement), sets the interest rate of the term loans under the Loan Agreement at the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%. The Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, requirements to maintain certain balances at PacWest, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, we granted a security interest in substantially all of our assets, other than certain intellectual property assets, to PacWest and issued a warrant to purchase our capital stock.

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

On May 30, 2023, we entered into the 2023 Loan Amendment. Pursuant to the 2023 Loan Amendment, we must maintain the lesser of (i) $35.0 million or (ii) all of the Company’s combined balances in demand deposit accounts, money market accounts, and/or insured cash sweep accounts with PacWest. If our total cash and investments drop to less than $35.0 million, the 2023 Loan Amendment permits us to maintain cash and/or investments in one or more accounts outside of PacWest up to a total of $2.5 million. As of September 30, 2023, we were in compliance with such covenants.

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

In addition, we anticipate reliance on a limited number of third-party manufacturers may adversely affect our operations and exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA may have questions regarding any replacement contractor. This may require new testing and regulatory interactions. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products;
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
•
Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards;
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
•
the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; or
•
potential unforeseen business disruptions or market fluctuations that delay our product development or clinical trials and increase our costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts, restrictions on trade, import or export restrictions, or public health crises.

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

We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition from biosimilar products.

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

We believe that any of our product candidates that are approved in the United States as a biological product under a BLA should qualify for the 12-year period of reference product exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors, including under state laws, that are still developing.

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

Because we are developing novel allogeneic cell immunotherapy product candidates, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the category of cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in the regulation of existing cell therapy products.

Complex regulatory environments also exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the EU a special committee called the Committee for Advanced Therapies (CAT) was established within the EMA in accordance with Regulation (EC) No 1394/2007 on advanced-therapy medicinal products (ATMPs) to assess the quality, safety and efficacy of ATMPs, and to follow scientific developments in the field. ATMPs include somatic cell therapy products and tissue engineered products. These various regulatory review committees and advisory groups and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our gamma delta CAR T-cell product candidates is new, we may face even more cumbersome and complex regulations than those emerging for cell therapy products. Furthermore, even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies.

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

The FDA may grant accelerated approval for our product candidates that meet the criteria for accelerated approval. As a condition for accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. Even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval. Further, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA, EMA or other regulatory agencies requesting additional studies to evaluate our product candidate relative to the new products.

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
•
the FDA or comparable foreign regulatory authorities will inspect our manufacturing facility (or our CDMO's facility) and may not find it acceptable; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We are aware of United States and foreign patents held by a third parties relating to gamma delta T cell expansion protocols and related compositions which, on information and belief, are invalid and/or not infringed. In the event that these patents are successfully asserted against our product candidates, such as ADI-001, ADI-270 and ADI-002, or the use of our precursor cells in manufacture of these product candidates, such litigation may negatively impact our ability to commercialize these product candidates in such jurisdictions. We are also aware of several United States and foreign patents held by third parties relating to certain CAR compositions of matter, methods of making and methods of use which, on information and belief, are invalid and/or not infringed. Nevertheless, third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when ADI-001, ADI-270, ADI-002 or another CAR-based product candidate is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid and/or not infringed.

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
•
the timing and results of preclinical studies of ADI-270;
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
•
issues or delays regarding the manufacturing of our product candidates and products by us or by our third-party suppliers;
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

10.1

Fourth Amendment to Lease, dated as of August 7, 2023, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on August 9, 2023).

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

ADICET BIO, INC.

Date: November 8, 2023	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: November 8, 2023	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)