Form 10-K
period 2023-12-31
Adicet Bio, Inc.
filed 2024-03-19
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-38359

Adicet Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3305277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Dartmouth Street, 3rd Floor

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 30, 2023, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $76.7 million based on a closing price of $2.43 per share as quoted by The Nasdaq Global Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2024 there were 82,153,984 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2024 annual meeting of shareholders, scheduled to be held on June 5, 2024, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Summary of the Material and Other Risks Associated with Our Business

•
We have a limited operating history and face significant challenges and expenses as we build our capabilities.
•
Our business is highly dependent on the success of ADI-001. If we are unable to obtain regulatory approval for ADI-001 in one or more indications and effectively commercialize ADI-001 for the treatment of patients in indications for which we receive approval (if any), our business would be significantly harmed.
•
Our gamma delta T cell candidates represent a novel approach to the treatment of autoimmune diseases and cancer indications that creates significant challenges for us.
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

i

ii

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

These forward-looking statements include, among other things, statements about:

•
the timing of and our ability to execute our clinical trials for ADI-001 in autoimmune indications and non-Hodgkin’s lymphoma (NHL), including the ability to successfully complete our Phase 1 clinical trial in NHL and initiate a Phase 1 clinical trial in lupus nephritis (LN) and additional potential autoimmune indications;
•
our expectations regarding our additional internal gamma delta T cell therapy programs in preclinical development, including ADI-270, and our ability to develop other product candidates in our research pipeline;
•
our expectations regarding the availability, timing and announcement of data from our Phase 1 clinical trials for ADI-001;
•
our expectations for ADI-270 as a treatment for renal cell carcinoma (RCC) and other CD70+ solid tumor and hematological malignancies;
•
our expectations regarding discussions with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) of a potential path to support Biologics License Application (BLA) and Marketing Authorization Application (MAA) for our product candidates;
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
•
our expectations regarding the manufacturing of our product candidates and any products for which we receive regulatory approval by us or by our third-party suppliers;
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

Item 1. Business.

Overview

We are a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for autoimmune diseases and cancer. We are advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs), to facilitate durable activity in patients.

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

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is being developed for the potential treatment of autoimmune diseases and relapsed or refractory aggressive B cell non-Hodgkin's lymphoma (NHL). Our pipeline also includes our lead preclinical candidate, ADI-270, an armored gamma delta CAR T cell product candidate targeting renal cell carcinoma, with potential for other CD70+ solid tumor and hematological malignancies indications. Our pipeline has several additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors. We expect to continue to develop product candidates in autoimmune diseases and cancer based on our gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR and other technology. We plan to file one new Investigational New Drug (IND) application every 12-18 months, including an IND for ADI-270 in the first half of 2024.

ADI-001

Autoimmune Diseases

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for ADI-001 in lupus nephritis, an autoimmune disease caused by systemic lupus erythematosus (SLE). Lupus nephritis is a serious complication of SLE which affects approximately 40% of the estimated 325,000 patients with SLE in the U.S. We expect to initiate a Phase 1 clinical trial of ADI-001 for the treatment of lupus nephritis in the second quarter of 2024 and expand development of the candidate into one to two additional autoimmune indications in the second and third quarters of 2024, subject to clearance of INDs in those indications. We believe the potential market opportunity for ADI-001 in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes lupus nephritis), systemic sclerosis and idiopathic inflammatory myopathies.

We anticipate providing preliminary clinical data from our Phase 1 clinical trial of ADI-001 in lupus nephritis in the fourth quarter of 2024 or first quarter of 2025, subject to study site activation and enrollment, and to begin to provide preliminary clinical data in the additional autoimmune indications starting in the fourth quarter of 2024 or first half of 2025, subject to clearance of INDs in those indications as well as successful site initiation and patient enrollment in the relevant clinical protocols.

Relapsed or Refractory Aggressive B cell NHL

In March 2021, we initiated the first-in-human Phase 1 (GLEAN) trial to assess safety and efficacy of ADI-001 in patients with relapsed or refractory aggressive B cell NHL. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In April 2022, the FDA granted fast track designation for ADI-001 for NHL. As of the May 4, 2023 cutoff date, of the 24 evaluable subjects in the GLEAN trial, 18 had large B cell lymphoma (LBCL), five had mantle cell lymphoma (MCL), and one patient had follicular lymphoma. Most patients were heavily pre-treated, with a median four lines of prior therapy, and twelve patients (50%) had previously progressed following CAR T cell therapy. Despite the advanced nature of patients at baseline, we observed a high complete response (CR) rate and favorable durability in MCL patients. Across all doses of MCL patients, we observed an 80% (4/5 patients) overall response rate (ORR), an 80% CR rate (4/5 patients) and a 60% CR rate (3/5 patients) at six months. As of May 4, 2023, the safety profile of ADI-001 was generally favorable, with no significant risk of cytokine release syndrome (CRS), immune effector cell-associated neurotoxicity syndrome (ICANS), or T cell malignancy observed. In November 2023, we initiated an expansion cohort, EXPAND, in post-CAR T LBCL. In January 2024, we announced our decision to deprioritize enrolling LBCL patients in the GLEAN trial in order to focus on advancing MCL enrollment.

We expect to provide a clinical update from the Phase 1 study in NHL patients which will include efficacy data, including six-month CR rate, and safety data from additional MCL patients in the second half of 2024. Subject to clinical data and regulatory feedback, in the first half of 2025, we plan to define the regulatory path for a potentially pivotal Phase 2 study for ADI-001 in MCL and provide a further clinical update in the second half of 2025.

We have expanded manufacturing capabilities of ADI-001 by transferring the manufacturing process to an additional contract development and manufacturing organization (CDMO) that is capable of operating at a larger scale of production.

ADI-270

ADI-270 is an investigational allogeneic gamma delta CAR T cell therapy targeting CD70 via the CD27-ligand for the treatment of renal cell carcinoma (RCC) and with potential in other solid tumor indications. ADI-270 is designed to home to solid tumors, with a highly specific targeting moiety for CD70 and an armoring technology of transforming growth factor (TGF) beta dominant-negative receptor to address immunosuppressive factors in the tumor microenvironment. Building on gamma delta 1 tissue tropism to solid tumors and three mechanisms of anti-tumor activity (CAR, innate and adaptive), CAR gamma delta 1 T cells may be well positioned to address solid tumors. We plan to file an IND application for ADI-270 in RCC in the second quarter of 2024 and provide clinical data in the first half of 2025, subject to regulatory clearance and study initiation activities. We are also considering potential expansion into additional CD70+ tumor indications in the first half of 2025, with potential clinical data from such studies in the second half of 2025, subject to regulatory clearance and study initiation activities.

Our Pipeline

We are currently developing a pipeline of allogeneic “off-the-shelf” gamma delta T cell therapies, using either previously validated antigens or those that we identify and target using our CAR and other technology. Our most advanced product candidate in development, ADI-001, is in an ongoing Phase 1 clinical trial for relapsed or refractory aggressive B NHL targeting B cell antigen CD20 and we expect to initiate a Phase 1 clinical trial of ADI-001 for the treatment of lupus nephritis in the second quarter of 2024. We are also developing a pipeline to advance the research and development of allogeneic CAR T cell product candidates in autoimmune diseases, hematological malignancies and solid tumor indications. We expect to continue to develop product candidates in autoimmune diseases and cancer based on our gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR and other technologies.

Our pipeline is represented in the diagram below:

* - Phase 3 may not be required if Phase 2 is registrational

1 - Adicet is focused on advancing MCL enrollment in the GLEAN trial and has deprioritized enrolling large B-cell lymphoma patients.

Figure 1. Company Pipeline

Our Strategy

Our objective is to be the leading biotechnology company developing allogeneic gamma delta T cell therapies for autoimmune diseases and cancer. Key elements of our strategy include our plans to:

•
Continue to advance clinical development of ADI-001. ADI-001, our lead product candidate, is in Phase 1 clinical development for autoimmune diseases and relapsed or refractory B cell NHL. CD20 is a well validated target for immunotherapy for NHL and has emerged as an important target for autoimmune diseases. In December 2023, the FDA cleared our IND application for ADI-001 in lupus nephritis. We expect to initiate a Phase 1 clinical trial of ADI-001 for the treatment of lupus nephritis in the second quarter of 2024. We expect to provide a clinical update from the Phase 1 study in NHL patients which will include efficacy data, including 6-month complete response rate, and safety data from additional MCL patients in the second half of 2024. Subject to clinical data and regulatory feedback, in the first half of 2025, we plan to define the regulatory path for a potentially pivotal Phase 2 study for ADI-001 in MCL and provide a further clinical update in the second half of 2025.
•
Advance ADI-270 into clinical development for renal cell carcinoma. Building on gamma delta 1 tissue tropism to solid tumors and three mechanisms of anti-tumor activity (CAR, innate and adaptive), CAR gamma delta 1 T cells may be well positioned to address solid tumors. We expect to file an IND application for ADI-270 in the second quarter of 2024 and advance the product candidate into Phase 1 clinical development for the treatment of renal cell carcinoma.
•
Continue to innovate and invest in the gamma delta T cell platform and pipeline. We expect to continue to develop product candidates in autoimmune diseases and cancer based on the gamma delta T cell platform using either previously validated antigens or those that we identify and target. We also expect to continue to develop product candidates in autoimmune diseases and cancer based on our allogeneic gamma delta T cell platform using CAR and other technologies. We may utilize genetic engineering, editing technologies or other technologies with the goal of further improving the activity and tolerability profile of our product candidates. A key strength of our gamma delta T cell therapy platform lies in our ability to target antigens of both known and unknown potential and devote our clinical development resources to those antigens that show the most promise in preclinical in vivo analyses and early human trials.
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

Background

Autoimmune Diseases and Relapsed or Refractory Aggressive B cell NHL

Autoimmune Diseases

CAR T therapy, originally developed as a cancer treatment, has recently been the subject of increased interest for autoimmune diseases, due to its potential to remove disease causing immune cells with a single dose or treatment over a short period of time. Currently approved therapies for autoimmune indications treat only the symptoms with a chronic treatment regimen and are not considered curative. There are currently no FDA approved CAR T therapies for autoimmune indications. Initial support for and increased interest in the use of CAR T therapies for autoimmune indications was based on durable proof of concept data presented by Dr. Georg Schett at the American College of Rheumatology and the 2023 American Society of Hematology Meeting showing that CD19-targeted CAR T cells induced persistent, drug-free remission in three distinct autoantibody dependent autoimmune diseases with good tolerability.

Clinical data for ADI-001 in NHL have shown B cell depletion that mirrors the B cell depletion by autologous alpha beta CD19-targeted CAR T in academic clinical studies in systemic lupus erythematosus, systemic sclerosis and idiopathic inflammatory myopathy patients. Given that gamma delta 1 T cells preferentially traffic to organs and tissues, ADI-001 is designed to target and deplete B cells in the periphery, secondary lymphoid organs, kidneys and other organs, which is highly desirable in autoimmune diseases. We believe ADI-001's off-the-shelf availability and favorable safety profile in the cancer setting support the potential for outpatient administration.

Relapsed or Refractory Aggressive B cell NHL

In recent years, immuno-oncology has advanced many therapies for cancer treatment. Immuno-oncology deploys the immune system to attack and, in some cases, to eliminate cancer. One of the key breakthroughs in immuno-oncology involved using T cells, a key element of the immune system, and turning them into even more potent, tumor-cell-specific killers. Researchers have achieved this improvement and targeting by loading the T cells with a gene encoding a CAR. These engineered receptors represent a powerful combination of, first, a region that binds to a target on a cancer cell and tethers the T cell to it; and second, a signal that activates the T cell to eliminate the tethered cancer cell. To our knowledge, all marketed CAR T cells contain predominantly alpha beta T cells. While we believe the use of CAR T-cell therapies is promising, conventional CAR T-cell therapies also have some key flaws that, we believe, can potentially be addressed by using a cell population, specifically, gamma delta T cells rather than alpha beta T cells.

Existing Approved CAR T Cell Therapies in Cancer

As of December 31, 2023, four CD19-targeting CAR T-cell therapies have been approved by the FDA for the treatment of B cell lymphomas: axicabtagene ciloleucel (Yescarta®) and brexucabtagene autoleucel (Tecartus™) developed by Kite Pharma, now Gilead Sciences, Inc. (Gilead); tisagenlecleucel (Kymriah®), developed by Novartis; and lisocabtagene maraleucel (Breyanzi®) developed by Juno Therapeutics, Inc. (now Bristol Myers Squibb Company). We believe that, despite their progress to date, currently available CAR T-cell therapies have not reached their full promise, and our allogeneic gamma delta CAR T-cell approach has the potential to be a significant improvement.

The current generation of approved CAR T-cell therapies for B cell lymphomas represented by Yescarta®, Tecartus™, Breyanzi®, and Kymriah® are autologous cell therapies, that is, they are based on immune cells isolated from a patient, modified and expanded in a laboratory and then reintroduced into the same patient. One key reason for taking this autologous approach is that the cytotoxic, or, cell-killing, cells are predominantly alpha beta T cells that are used to generate these therapies and are cells that the immune system uses to recognize and attack foreign cells. If these types of T cells were to be introduced into a patient from an unrelated donor, the donor T cells would attack healthy tissues throughout the patient in a process known as graft versus host disease (GvHD) potentially causing multiple organ failure and death.

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
•
High costs limit patient access. The high cost of therapy and payer policies can limit access to autologous CAR T-cell therapies. According to a 2019 article published in the journal Managed Care, treating physicians estimate that the costs of autologous CAR T-cell therapies combined with patient care services are approximately $1 million per patient, generating reluctance of payers to approve these therapies for patients before they have exhausted other options. These therapies are then relegated to the most heavily pretreated patients who may be unable to withstand the severe side effects.
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

Potential Advantages of Gamma Delta T Cell-Based Therapies

Immunotherapies developed using gamma delta T cells have a number of potential or anticipated advantages over other therapies developed using other cell types, including the following:

•
Exposure. Exposure, measured by Cmax, D28 persistence and AUC with ADI-001 is consistent with values reported for approved autologous CD19 CAR T. This property differentiates our CAR gamma-delta1 allogeneic T cell therapies from other allogeneic therapies.
•
Potential for superior cytotoxic activity. T cells from some patients, for example those with chronic lymphocytic leukemia, often display an exhausted, or otherwise dysfunctional, phenotype and CAR T-cell products from these cells may perform poorly. Our allogeneic cell therapy is manufactured from unrelated donors whose T cells have been shown to generate highly active CAR T-cells. Clinical B-cell depletion data from our ADI-001 in lymphoma, mirrors the B-cell depletion reported in academic studies by Shett et.al. of autologous CD19 CAR-T in lupus patients who experienced robust efficacy associated with an immune reset of the B cell compartment. Similarly, in lymphoma patients, ADI-001 has demonstrated deep cytoreductive complete responses that surpass the depth of response demonstrated by autologous CAR T therapy in the same patient.
•
Tissue and tumor localization. In addition to being present in the circulation at low frequency, gamma delta T cells have an inherent propensity to home to tissues and tumors. Their ability to be activated in tissue environments less perfused with oxygen, such as those found in the tumor microenvironment, has the potential to increase the activity of gamma delta T cells in solid tumors and in tissues. Similarly, this tissue homing may be ideally suited to deplete B-cell nests located in peripheral tissues including secondary lymphoid organs and kidneys associated with autoimmune disease, which may better enable an effective reset of the immune system.
•
MHC-independent antigen recognition for tissue homeostasis and tumor targeting. Gamma delta TCR can recognize antigens associated with dysfunctional cells, associated with tumorigenic or dysregulated functions, in a MHC-independent manner. This further facilitates the use of products derived from donors who are unrelated to patients which may avoid the need to match the human leukocyte antigen (HLA)-type of the donor to the patient.
•
Limited ability for antigen escape. Although the initial responses to immunotherapies such as antibodies and CAR T cells are often impressive, many patients become refractory or relapse. A common mechanism for the relapse to these therapies is loss of the expression of the CAR-targeted antigen such as CD19 from target cells. Because gamma delta T cells also express innate cytotoxic immune receptors, they can recognize and kill dysfunctional cells even in the absence of the CAR-targeted tumor antigen.
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

•
Safety Potential. ADI-001 has shown to be well tolerated with no significant CRS, ICANS and an inherently lower risk of T-cell malignancies compared to autologous CAR-Ts. This profile and ADI-001 off-the-shelf availability makes it suitable for the treatment of autoimmune diseases and provides the potential to those patients in the community setting.

Our Allogeneic Gamma Delta T Cell Technology

Human gamma delta T cells can be divided into three main subsets based on their TCR delta chain usage: Vδ1, Vδ2 and Vδ3. The most abundant subset of gamma delta T cells in the circulatory system, the Vδ2 cells, is also the most well-studied. However, it is the Vδ1 subset which primarily resides in tissues and presents a favorable cytotoxic profile against target cells that we are activating and manufacturing using our proprietary platform technology.

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

In in vitro and in vivo preclinical models, Vδ1 cells are more cytotoxic and may have a longer durability than Vδ2 cells. Vδ1 cells are also more resistant to activation induced cell death (AICD), which has posed significant problems in clinical trials following chronic stimulation of Vδ2 cells. Vδ1 cells normally reside within tissues and they are able to adapt to lower nutrient availability and decreased oxygen levels, conditions which are similar to those in the microenvironments or localized areas associated with certain solid tumors. Incubation of these gamma delta T cells in conditions of low oxygen (hypoxia) that are typical of tumors has been shown to enhance their cytotoxicity.

Anticipated Advantages of Vδ1 Gamma Delta T Cells Over NK Cell Based Therapies

An alternate approach to the development of allogeneic CAR T cells consists of engineered NK cell-based therapy. While both gamma delta T cell and NK cell therapy generally are not expected to cause GvHD, NK cells express a broad repertoire of both inhibitory and activating receptors and have more limited tumor induced secretion of multiple cytokines. We believe that the gamma delta T cell technology we are developing has several advantages over this approach. Unlike engineered NK cells, Vδ1 gamma delta T cells have the following advantages:

•
The presence of cytotoxic gamma delta cells in tumors and disease-associated tissues is strongly correlated with positive clinical outcomes;
•
Can secrete multiple cytokines associated with potent cytotoxicity including expressing high levels of interferon-gamma;
•
Can be produced as highly homogeneous cell populations that display potent non-clinical anti-tumor activity;
•
Express activating receptors more predominantly; and
•
Display features of adaptive immunity including, TCR-mediated, but MHC-independent, antigen recognition against those commonly displayed on malignant and abnormal cells, a long lifespan and persistence for protracted periods of time.

We believe these advantages position gamma delta T cell-based therapies to become an attractive alternative to NK based therapies for many autoimmune and cancer indications and lines of therapy.

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

We believe these advantages position gamma delta T cell-based therapies to become an attractive alternative to bispecific-based therapies for many autoimmune and cancer indications and lines of therapy.

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
•
No potentially pro-tumorigenic or pro-autoimmune Th17-type responses in our Vδ1 subpopulation;
•
In-house CAR target identification and verification process; and
•
Ability to effectively target tumor-specific intracellular protein-derived peptides using proprietary T cell receptor-like (TCRL) antibodies.

We believe these advantages position our gamma delta T cell based therapies to become an attractive approach to the technologies used by other gamma delta T cell competitor companies.

Production of Gamma Delta T Cells

To produce gamma delta T cell-based product candidates, we isolate peripheral blood mononuclear cells from unrelated donors that meet all the safety criteria for human cells, tissues, and cellular and tissue-based products (HCT/P) for donors as outlined by the FDA in Title 21 of the Code of Federal Regulations (CFR), Part 1271. We then activate Vδ1 gamma delta T cells using a proprietary agonistic antibody and cytokines which expands these cells before transduction with replication-incompetent retroviral vectors containing the coding sequence for CAR constructs. These CAR-modified cells are further expanded at significant orders of magnitude, routinely greater than 6,000-fold at clinical scale, resulting in cell cultures that primarily consist of the desired gamma delta T cells. To reduce the chance of a patient developing GvHD, the remaining alpha beta T cells are then depleted using alpha-beta-specific, antibody-based techniques. The resulting gamma delta T cells are then formulated in an infusible solution to form the final drug product, which is filled into vials and then frozen to enable delivery of a post-thaw cell dose of CAR-T cells. A schematic of our large-scale manufacturing process is summarized in the diagram below.

Figure 2. Production of Gamma Delta T Cells

ADI-001, an Anti-CD20 CAR Gamma Delta T Cell Product Candidate Targeting Autoimmune Diseases and Aggressive Relapsed/Refractory NHL

Our Solution, ADI-001

ADI-001 is our gamma delta CAR T-cell product candidate that is designed to target malignant B cells via an anti-CD20 CAR and via the gamma delta T cell endogenous receptors, which we are developing as an allogeneic immunocellular therapy for the treatment of B cell NHL. ADI-001 is created from Vδ1 gamma delta T cells isolated from unrelated donors. It is manufactured in bulk under current Good Manufacturing Practices (cGMP) -compliant conditions and is intended to be supplied as an immediately available "off-the-shelf" anti-CD20 CAR T-cell therapy.

ADI-001 contains an anti-CD20 CAR that has a proprietary antigen-binding domain that recognizes a region of CD20 distinct from that recognized by rituximab. Similar to other CAR-Ts cells including the one used to create Kymriah®, our CAR T cells contain the clinically validated costimulatory domain from 4-1BB and the CD3ζ.

ADI-001 Development Program

Autoimmune Diseases

Our Phase 1 study of ADI-001 in lupus nephritis will perform a 3+3 dose escalation starting at 100 million CAR+ cells flat dose. Subject to safety findings, higher doses will be explored up to one billion CAR+ cells. Before ADI-001 infusion, each patient will be conditioned with cyclophosphamide and fludarabine lymphodepletion. The dose limiting toxicity reporting window is set to 42 days; safety events during this period will be driving dose escalation decisions. The first safety assessment is scheduled on Day 28 after infusion, and then on months 3-6-9-12-18 and 24 thereafter. Once the maximum tolerated dose is determined, a dose expansion cohort will be opened to further characterize the safety and efficacy of ADI-001 in lupus nephritis patients. Primary endpoints will be focused on safety. For an illustration of our ADI-001 Phase 1 study design in lupus nephritis, please refer to Figure 3 below.

Figure 3. Planned ADI-001 Phase 1 Study Design: Lupus Nephritis

Aggressive Relapsed and Refractory NHL

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

MCL patients enrolled in the trial will undergo chemotherapy-based lymphodepletion for three days followed by ADI-001 dosing by infusion on day five. Patients will be evaluated at four weeks, 12 weeks and then every three months for the first year and at months 18 and 24 after treatment. Once a recommended dose has been selected, patients experiencing clinical benefit with ADI-001 may be eligible for retreatment. Refer to Figure 4. for the Phase 1 ADI-001 study patient flow.

Figure 4. Phase 1 ADI-001 study patient flow

Enrollment in the Phase 1 clinical study of ADI-001 is currently ongoing to provide additional durability data and further support the recommended Phase 2 dose. See “Results from Ongoing ADI-001 Phase 1 Trial in Relapsed or Refractory NHL” for information regarding recent interim results.

Results from Ongoing ADI-001 Phase 1 Trial in Relapsed or Refractory NHL

On June 26, 2023, we announced interim results from the ongoing Phase 1 study of ADI-001 in relapsed or refractory NHL. Data highlights from the study as of the May 4, 2023 cut-off date are summarized below.

•
Of the 24 efficacy-evaluable patients, three received ADI-001 at dose level 1 (DL1) (30 million CAR+ cells), three received ADI-001 at dose level 2 (DL2) (100 million CAR+ cells), six received ADI-001 at dose level 3 (DL3) (300 million CAR+ cells), four received two infusions of ADI-001 at DL3 (two doses of 300 million CAR+ cells, one on day one and the second dose on day seven following a single lymphodepletion), and eight received ADI-001 at dose level 4 (DL4) (1 billion CAR+ cells).
•
Patients were heavily pretreated with a median of four prior lines of therapy (range: 2 to 9), had relatively high tumor burden, and had a poor prognostic outlook based on their median International Prognostic Index (IPI) score. 50% of patients enrolled in the study had progressed on prior CAR T cell therapy.
•
Patients receiving ADI-001 demonstrated a 71% ORR and 63% CR rate in the study across all dose levels.
•
ADI-001 demonstrated an 83% ORR and 67% CR rate in heavily pre-treated patients (four median prior lines of therapy) who had progressed on prior CAR T cell therapy.
•
ADI-001 demonstrated a 6-month CR rate consistent with autologous CAR T cell therapy when factoring number of prior lines of therapy and percent of patients enrolled in the study who progressed on prior CAR T cell therapy.
•
We selected the recommended Phase 2 dose (RP2D) as 1 billion CAR positive cells (DL4).
•
At the RP2D (DL4) (with four median prior lines of therapy, 38% post- CAR T cell therapy) the six-month CR rate was 25%. At this dose level, in patients who had progressed on prior CAR T cell therapy, the CR rate was 67% and the six-month CR rate was 33%.

•
The expansion and persistence of ADI-001 at the RP2D exceeded values reported for approved autologous CD19 CAR T cell therapy. DL4 demonstrated a mean Cmax of 483 cells/ul with a mean time-to-peak at approximately day 9 and demonstrated persistence through day 28 with a mean concentration of 21 cells/ul.
•
ADI-001 was generally well-tolerated in the study and there were no occurrences of dose-limiting toxicities or GvHD. Of the 24 patients evaluable for safety, there was one report of Grade 3 or higher CRS and one report of Grade 3 or higher ICANS.
•
We plan to focus on the MCL patient population in our ongoing Phase 1 GLEAN study (at dose level 4), based on the results observed in the June 2023 update. Subject to clinical data and regulatory feedback, in the first half of 2025, we plan to define the regulatory path for a potentially pivotal Phase 2 study for ADI-001 in MCL and provide a further clinical update in the second half of 2025.

ADI-270, an investigational allogeneic gamma delta CAR T cell therapy targeting CD70 via the CD27-ligand for the treatment of RCC

ADI-270 is an investigational allogeneic gamma delta CAR T cell therapy targeting CD70 via the CD27-ligand for the treatment of RCC, with potential in other solid tumor indications. ADI-270 is designed to home to solid tumors, with a highly specific targeting moiety for CD70 and an armoring technology of a dominant-negative TGF beta receptor to address immunosuppressive factors in the tumor microenvironment.  Building on gamma delta 1 tissue tropism to solid tumors and three mechanisms of anti-tumor activity (CAR, innate and adaptive) observed in preclinical models, CAR gamma delta 1 T cells may be well positioned to address solid tumors.

We plan to file an IND application for ADI-270 in RCC in the second quarter of 2024 and provide clinical data in the first half of 2025, subject to regulatory clearance and study initiation activities. We are also considering potential expansion into additional CD70+ tumor indications in the first half of 2025, with potential clinical data from such studies in the second half of 2025, subject to regulatory clearance and study initiation activities.

Additional Preclinical Programs (CAR and Other Technologies)

Our pipeline also includes additional internal gamma delta T cell therapy programs in discovery and preclinical development for autoimmune diseases, hematological malignancies and solid tumors. These pipeline programs were selected by integrating aspects of gamma delta one tissue homing, differentiated mechanisms of action, targeting enhancement and engineered armoring. We believe that the combination of our gamma delta T cells engineered with CAR or other technology provides the basis for a new generation of gamma delta T cell therapies that have the potential to transform the treatment of solid tumors.

ADI-002, an Anti-GPC3 CAR Gamma Delta T Cell Product Candidate

On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002, an anti-GPC3 allogeneic CAR gamma delta T cell product candidate, pursuant to our agreement signed in 2016. In conjunction with the exercise of its option, Regeneron paid us an exercise fee of $20.0 million. We elected not to exercise our option to co-fund the further development of ADI-002. Accordingly, Regeneron is responsible, at its sole cost, for all development, manufacturing and commercialization of ADI-002 and we are entitled to royalties of any future sales of such products by Regeneron. See Note 8. Third Party Agreements to our consolidated financial statements in this Annual Report on Form 10-K.

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

Our patent portfolio includes composition of matter, method of treatment and manufacturing process protection for our lead product candidates, ADI-001 and ADI-270, as well as for our partnered program ADI-002 and several additional research-stage candidates. As of March 14, 2024, there are multiple patent families comprising four pending United States non-provisional applications and over 50 corresponding granted foreign patents and pending foreign patent applications in such jurisdictions as Australia, Canada, China, Europe, Israel, Japan, Korea, Mexico, Russia, Singapore and South Africa with claims directed to particular reagents and related protocols for gamma delta T cell expansion and resulting gamma delta T cell compositions of matter, including engineered gamma delta CAR T cells which, if issued, are expected to expire between 2035 and 2038. The first U.S. non-provisional application in our original patent family was granted as U.S. Patent No. 11,135,245, expiring on May 19, 2038, and the first U.S. non-provisional application in our second patent family was granted as U.S. Patent No. 11,299,708, expiring on December 26, 2037. Additional U.S. non-provisional applications are pending in both of these patent families.

For our ADI-001 program in particular, there is one patent family comprising one U.S. non-provisional application and corresponding foreign patent applications pending in such jurisdictions as Australia, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore and South Africa, with claims directed to CAR constructs and antigen binding domains relating to ADI-001, as well as their methods of use for certain indications, preconditioning methods, and dosing regimens, which, if issued, would expire in 2039. Additionally, we have one pending international Patent Cooperation Treaty (PCT) application directed to certain methods of treatment using ADI-001, where subsequent national stage applications claiming the benefit of this PCT application would expire in 2042 assuming they are filed and issued in due course.

For our research-stage programs, we have three pending international PCT applications focusing on CD70, prostate specific member antigen and B7-H6, respectively, where any subsequent national stage applications claiming the benefit of these PCT applications would expire in 2043 assuming they are filed and issued in due course. We also have two pending U.S. provisional patent applications directed to certain improvements in T cell engineering, and one pending U.S. provisional patent application directed to a companion diagnostic and related adjunctive therapy for use in adoptive cell therapies in general, where applications claiming the benefit of these provisional applications would expire in 2044 assuming they are converted, prosecuted and issued in due course. There are also multiple granted patents and pending patent applications in the United States and internationally directed to our TCRL platform technology expiring between 2023 and 2037, including three pending patent families directed to certain carcinoma, melanoma and glioblastoma targets expiring between 2036 and 2037.

For our ADI-002 program, partnered with Regeneron, there is one patent family comprising one U.S. non-provisional application and corresponding foreign patent applications pending in such jurisdictions as Australia, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore and South Africa, with claims directed to CAR constructs and antigen binding domains relating to ADI-002, as well as their methods of use for certain indications, preconditioning methods, and dosing regimens, which, if issued, would expire in 2039. We also have one patent family comprising one U.S. non-provisional application and corresponding foreign patent applications pending in such jurisdictions as Australia, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Singapore and South Africa directed to certain proprietary antibodies to GPC3 and methods of use thereof, where the national stage applications claiming the benefit of this PCT application will expire in 2042 if issued in due course.

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

Manufacturing

We are developing and enabling scalable and proprietary current Good Manufacturing Practice (cGMP)-compliant manufacturing processes. We have invested resources to optimize our manufacturing process and plan to maintain that investment to continuously improve our production and supply chain capabilities over time.

We manufacture cell-based immunotherapy products based on gamma delta T cells obtained from the blood of donors who are unrelated to the patients that will be treated. These products are classed as allogeneic cell therapy products. Donor-derived blood product is fractionated and the fraction containing gamma delta T cells is frozen prior to use in future manufacturing campaigns. We believe that our freezing and storing of the donor blood products allows us to efficiently schedule subsequent manufacturing steps. After obtaining blood products from unrelated donors the manufacturing process begins with the activation of a subpopulation of gamma delta T cells, referred to as Vd1 T-cells, using an antibody that is proprietary to us. This antibody, in combination with other factors including the cytokine, IL-2, induces gamma delta T cells to proliferate, whereupon we expose the cells to a viral vector that transfers a gene sequence encoding a CAR or other gene sequences, to the proliferating cells. This step is referred to as the transduction step. Following the transduction step gamma delta T cells are induced to proliferate further with IL-2 before an enrichment step that increases the proportion of gamma delta T cells, removes unwanted residual alpha beta T cells and results in the CAR-modified gamma delta T cell drug product. CAR-modified gamma delta T cell products are then frozen in single-use vials for long-term storage at cryogenic temperatures. These storage conditions are designed to ensure stability of the cell-based drug products for protracted periods of time. The storage in single use vials is designed to simplify the handling and treatment administration. Just prior to administration of treatment, the vials will be thawed and then the contents infused into the patient. We believe that the single manufacturing process we are developing will be able to be completed in approximately two weeks and will result in sufficient quantities of drug product to treat numerous patients.

To date, we currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop. We have chosen to partner with a number of CDMOs in the United States to access specific capabilities to ensure that the manufacturing process is highly scalable, and fully cGMP compliant. This strategy allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. In addition to the quality management systems utilized by strategic manufacturing partners, we have established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.

For example, we currently engage multiple third-party manufacturers for both viral vector and drug product across our pipeline. We also will have internal GMP cell processing and vector manufacturing operations at our 1000 Bridge Parkway, Redwood City, California facility (1000 Bridge Parkway) for the production of drug products intended for Phase 1/2 clinical trials. We also utilize separate third-party contractors to manufacture cGMP-compliant starting and critical materials that are used for the manufacturing of our product candidates, such as donor blood products, gamma delta T cell activating antibody and viral vectors that are used to deliver the applicable CAR gene into the T cells. We believe all materials and components utilized in the production of the activating antibody producing cell line, viral vector and final gamma delta T cell product are available from qualified suppliers and suitable for pivotal process development in readiness for registration and commercialization. Going forward, we intend to continue to expand our manufacturing capability through agreements with leading cell therapy and viral vector CDMOs.

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

Novartis and Kite Pharma (now Gilead) were the first to achieve FDA approval for autologous T cell therapies. In August 2017, Novartis obtained FDA approval to commercialize Kymriah®, for the treatment of children and young adults with B cell acute lymphoblastic leukemia (ALL) that is refractory or has relapsed at least twice. In May 2018, Kymriah® received FDA approval for adults with relapsed or refractory (R/R) large B cell lymphoma. In October 2017, Kite Pharma obtained FDA approval to commercialize Yescarta®, the first CAR T-cell product candidate for the treatment of adult patients with R/R large B cell lymphoma. In July 2020, Gilead obtained FDA approval to commercialize Tecartus™, the first CAR T-cell product candidate for the treatment of adult patients with R/R MCL. In February 2021, Bristol Myers Squibb obtained FDA approval to commercialize Breyanzi® for the treatment of adults with R/R large B cell lymphoma. In 2022, both Yescarta and Breyanzi were approved by the FDA for treating a subset of adult patients with LBCL in the second line, representing a line-expansion from the earlier third-line approvals.

Due to the promising therapeutic effect of T cell therapies in clinical trials, we anticipate increasing competition from existing and new companies developing these therapies, as well as in the development of allogeneic T cell therapies generally. Potential T cell therapy competitors include, but are not limited to:

Autoimmune Competition

•
Allogeneic T-cell therapy competition: Sana Biotechnology, Inc., CRISPR Therapeutics AG, Fate Therapeutics, Inc., Nkarta, Inc., and Century Therapeutics, Inc.
•
Autologous T-cell therapy competition: Novartis AG, Bristol-Myers Squibb Company, Autolus Therapeutics PLC, Cartesian Therapeutics, Inc., iCell Gene Therapeutics Inc., Cabaletta Bio, Inc., Gracell Biotechnologies Inc., and Kyverna Therapeutics, Inc.

Cancer Competition

•
Allogeneic T-cell therapy competition: Allogene Therapeutics, Inc., Caribou Biosciences, Inc., Century Therapeutics, Inc., Cellectis, S.A., Celyad S.A., CRISPR Therapeutics AG, Fate Therapeutics Inc., Gilead Sciences, Inc., Intellia Therapeutics, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Immatics Biotechnologies GmbH, Takeda, TC BioPharm Limited, Incysus Therapeutics, Inc., and Gadeta BV.
•
Autologous T-cell therapy competition: Adaptimmune Therapeutics PLC, Autolus Therapeutics plc, Bristol-Myers Squibb Company, Gilead Sciences, Inc., Johnson & Johnson, Iovance Biotherapeutics, Inc., Mustang Bio, Inc., and Novartis International AG.

Although we believe our development of proprietary processes for engineering and manufacturing gamma delta T cells expressing CARs is unique due to what we believe is the enormous potential of these cells, it is likely that additional competition may arise from existing companies currently focusing on development of alpha beta or gamma delta T cell therapies, or from new entrants in the field.

Competition may also arise from non-cell based immune cancer platforms. For instance, we may experience competition from companies, such as Amgen Inc., Bristol-Myers Squibb Company, F. Hoffmann-La Roche AG, Genmab A/S, GlaxoSmithKline plc, MacroGenics, Inc., Merus N.V., Regeneron Pharmaceuticals, Inc., and Xencor Inc., that are pursuing bispecific antibodies, which target both the cancer antigen and T cell receptor, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Further, companies such as Novartis AG, F. Hoffmann-La Roche AG, Biogen Inc., and GSK plc are developing antibody-based therapies targeting B cell antigens and other targets for the treatment of autoimmune diseases. Additionally, companies, such as Amgen Inc., AbbVie Inc., Daiichi Sankyo Company, Limited, GSK plc, Immunomedics, Inc., and Pfizer Inc., are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells. Further competition in MCL may arise from Bruton’s tyrosine kinase inhibitors, including those approved and under development by AstraZeneca plc, BeiGene Ltd., Merck KGaA and Eli Lilly and Company.

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

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the key preclinical tests must comply with federal regulations and requirements including GLPs. An IND application is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND application is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and requests additional information and or places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months from the filing date to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

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

Additionally, under FDORA, a platform technology incorporated within or utilized by a biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a biological product approved under a BLA; (2) preliminary evidence submitted by the sponsor of the licensed biological product, or a sponsor that has been granted a right of reference to data submitted in the application for such biological product, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one biological product without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the biological product development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND for a biological product that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a biological product that uses or incorporates the platform technology. Designated platform technology status does not ensure that a biological product will be developed more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

Pediatric exclusivity is another type of regulatory market exclusivity in the United States Pediatric exclusivity that, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the biologic. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union (EU), governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2031 unless additional Congressional action is taken. Subsequent legislation extended the 2% payment reduction which remains in effect through 2030. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation;
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

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

European Union General Data Protection Regulation

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to the EU’s General Data Protection Regulation (GDPR). The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, ensuring a legal basis or condition applies to the processing of personal data, rules relating to for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contracts with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with our EU clinical trials. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

In addition, following the United Kingdom’s (UK) exit from the EU, the UK’s European Union (Withdrawal) Act 2018 incorporated the UK GDPR into UK law. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the European Economic Area (EEA) remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which will enable transfers from the UK (the International Data Transfer Addendum). We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

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

U.S. Data Privacy Law

The California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, created comprehensive individual privacy rights for consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA required covered companies to provide new disclosures to California consumers, provided such consumers new ways to opt-out of certain sales of personal information, and allowed for a new private cause of action for data breaches. The CCPA was amended by the California Privacy Rights Act (CPRA) which became effective on January 1, 2023 and imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA and created a state agency that is vested with authority to implement and enforce the CCPA. As our business progresses, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Similar laws have been passed and proposed in numerous other states. These laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk.

Such enacted and proposed legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Human Capital

As of December 31, 2023, we had 143 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We have built a strong culture by collaboratively creating company values, a Mission and Vision. We seek input from employees on our culture through regular employee engagement surveys. We offer attractive benefits, including competitive salaries, excellent health insurance, and a 401K match. We are committed to pay equity, regardless of gender, race/ethnicity, or sexual orientation and conduct comprehensive pay equity analyses on a semi-annual basis. During the pay equity reviews we assess and ensure equality in pay for various groups to ensure fairness. In addition to providing strong benefits packages to employees, we believe in fostering individual and organizational effectiveness by offering our employees various professional development opportunities. We believe that investing in our employees’ career growth provides individuals and the organization with the knowledge and skills to respond effectively to current and future business demands and support the organization’s development efforts. Our culture is one that actively supports the application of new knowledge and skills on the job. In addition, we recognize several cultural holidays during the year in support of our diverse workforce. In 2024, we plan to continue add to our human capital resources as we grow. We are also monitoring the current landscape of wage inflation and labor shortages in connection with our employees' overall compensation.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In evaluating the Company and our business, you should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the SEC, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment in our common stock. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements and Industry Data” section in this Annual Report on Form 10-K.

Risks Related to Our Business and Industry

Risks Related to Operating History

We have a limited operating history and face significant challenges and expenses as we build our capabilities.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently: (i) net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales, from sales of our common stock under our “at-the-market” program in January 2024 and (ii) net proceeds of approximately $91.8 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten public offering in January 2024. For the year ended December 31, 2023, we recorded net loss of $142.7 million. As of December 31, 2023, we had an accumulated deficit of $380.8 million.

We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our gamma delta T cell platform, including ADI-001 and ADI-270. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects and cause investors to lose all or part of their investments.

Our history of recurring losses and anticipated expenditures could raise substantial doubts about our ability to continue as a going concern.

As of the date of this Annual Report on Form 10-K, we believe that with $159.7 million in cash and cash equivalents as of December 31, 2023, as well as the proceeds raised subsequent to year end through our ATM program and underwritten public offering, we are capitalized into the second half of 2026. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Risks Related to Our Product Candidates

Our business is highly dependent on the success of ADI-001. If we are unable to obtain regulatory approval for ADI-001 in one or more indications and effectively commercialize ADI-001 for the treatment of patients in indications for which we receive approval (if any), our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidate, ADI-001. ADI-001 is in the early stages of development with an ongoing Phase 1 study to assess the safety and efficacy of ADI-001 in patients with relapsed or refractory aggressive non-Hodgkin’s lymphoma (NHL) that commenced in March 2021, and we plan to initiate a Phase 1 study of ADI-001 in lupus nephritis (LN) in the second quarter of 2024.

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

Our gamma delta T cell candidates represent a novel approach to the treatment of autoimmune diseases and cancer indications that creates significant challenges for us.

We are developing a pipeline of gamma delta T cell product candidates and a novel antibody platform that are intended for use in patients with certain autoimmune diseases and cancers. Advancing these novel product candidates creates significant challenges for us, including:

•
negative or inconclusive results from our clinical trials, preclinical studies or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional clinical trials or preclinical studies or abandon a program;
•
delays in enrolling or inability to enroll subjects in our clinical trials;
•
manufacturing our product candidates to our specifications and in a timely manner to support our current and future clinical trials, and, if approved, commercialization;
•
sourcing current and future clinical and, if approved, commercial supplies for the raw materials used to manufacture our product candidates;
•
understanding and addressing variability in the quality of a donor’s T cells, which could ultimately affect our ability to produce product in a reliable and consistent manner;
•
inability to achieve efficacy in autoimmune disease and cancer patients following treatment with our product candidates;
•
achieving a side effect profile from our product candidates in autoimmune diseases and cancer indications that makes them clinically and commercially attractive for further development;
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
•
obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with development of allogeneic T cell therapies for autoimmune diseases and cancer; and
•
establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

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

In addition, the clinical study requirements of the FDA, the European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR T cell therapies, such as Kymriah® and Yescarta®, as well as other pathways to approval, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our product candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates.

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

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T-cell therapies and those under development have shown frequent rates of cytokine release syndrome and neurotoxicity, and adverse events have resulted in the death of patients. Additionally, in November 2023, the FDA announced an investigation into reports of T-cell malignancies in patients who had received BCMA-directed or CD19-directed autologous CAR T cell immunotherapies. In January 2024, the FDA determined that new boxed warning language related to T-cell malignancies should be included in the labeling for all BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. While we believe our gamma delta T cell approach may lessen such results, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur and could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates . In addition, while we anticipate our focus on gamma delta T cells may lessen the likelihood of GvHD relative to therapies relying on unrelated alpha beta T cells, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur.

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

In addition to side effects and adverse events caused by any product candidates we may develop, the conditioning, administration process or related procedures that may be used with our product candidates may also cause adverse side effects. A T cell therapy patient is generally administered cytotoxic drugs to remove stem cells from the bone marrow to create sufficient space in the bone marrow for the modified stem cells to engraft and produce new cells. This procedure causes side effects and, among other potential risks, can transiently compromise the patient’s immune system, known as neutropenia, and reduce blood clotting, known as thrombocytopenia. If we are unable to demonstrate that such adverse events were caused by the conditioning regimens used, administration process or related procedure, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates we may develop for any or all target indications. Even if we are able to demonstrate that adverse events are not related to our product candidate, such occurrences could affect patient recruitment, the ability of enrolled patients to complete the clinical trial or the commercial viability of any product candidates that obtain regulatory approval.

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

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA for a clinical trial in patients with NHL. In December 2023, the FDA cleared our IND for a clinical trial of ADI-001 in LN patients. Our pipeline also includes ADI-270, an armored gamma delta CAR T cell product candidate targeting CD70+ cancers. We have several additional internal gamma delta T cell therapy programs in preclinical development. We previously announced our plan to file one new IND every 12-18 months, including an IND for ADI-270 in the first half of 2024. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND application for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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
•
delays in reaching an agreement on acceptable terms with prospective contract research organizations (CROs) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
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
•
political conditions or conflicts in regions where we conduct or may seek to conduct our clinical trials; and
•
manufacturing challenges, including delays in testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

Our timing of filing INDs for our product candidates is dependent on further preclinical and manufacturing success, which we work on with various third parties. We cannot be sure that we will be able to submit our INDs in a timely manner, if at all, or that submission of an IND application or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials.

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

Moreover, because our product candidates represent unproven methods for the treatment of autoimmune diseases and cancer, potential patients and their doctors may be inclined to use conventional therapies rather than enroll in our clinical trial. For cancer, they may use chemotherapy and hematopoietic cell transplantation or autologous CAR T cell therapies. Patients eligible for allogeneic CAR T cell therapies but ineligible for autologous CAR T cell therapies due to aggressive cancer and inability to wait for autologous CAR T cell therapies may be at greater risk for complications and death from therapy. For autoimmune diseases, potential patients may use therapies that focus on symptomatic relief.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our gamma delta T cell product candidates are based on new technologies and will require the creation of inventory of mass-produced, “off-the-shelf” products, we expect that we will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with autoimmune diseases and cancer and to treat potential side effects that may result from our product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products, which is expected to have a material adverse effect on our financial position and ability to achieve profitability.

As a result, because we have limited financial and managerial resources, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in November 2023, we announced that we paused preclinical development of ADI-925 to prioritize corporate resources on ADI-270 and in January 2024, we announced we had deprioritized enrollment of LBCL patients in our Phase 1 clinical trial of ADI-001 in NHL. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business, financial condition and results of operations.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war, such as the ongoing conflicts in the Ukraine and the Middle East, and terrorism.

These and other risks associated with our potential international operations may materially adversely affect our ability to develop our product candidates and attain or maintain profitable operations, which could have a material adverse effect on our business and results of operations.

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

Our projections of both the number of people who have the indications we are targeting, as well as the subset of people with these indications in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these indications. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

If we fail to develop additional product candidates, our commercial opportunity will be limited.

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. Our pipeline also includes ADI-270, an armored gamma delta CAR T-cell product candidate targeting CD70+ cancers, in the preclinical development stage. In addition, we have several additional internal gamma delta T cell therapy programs in preclinical development. We plan to submit one new IND to the FDA every 12-18 months, including an IND for ADI-270 in the first half of 2024. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

Even if we receive FDA approval to market our product candidates for the treatment of our targeted indications, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. Moreover, a failure in obtaining regulatory approval of additional product candidates may have a negative effect on the approval process of any other, or result in losing approval of any approved, product candidate which could have a material adverse effect on our business and prospects.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

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

Although we built out manufacturing capabilities at our Redwood City facility in the fourth quarter of 2022, we rely and expect to continue to rely to a significant extent on third parties for the manufacture of our product candidates for preclinical and clinical development. We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or through our CDMOs, including timely supply of “off-the-shelf” product to satisfy demands to support clinical trials of any of our product candidates. To the extent we are not able to obtain timely supply of “off-the-shelf” product, the anticipated timing for our clinical trials and the development of our product candidates could be adversely impacted. Very few companies have experience in manufacturing gamma delta T cell therapy derived from blood of unrelated donors, and gamma delta T cells require several complex manufacturing steps before being available as a mass-produced, “off-the-shelf” product. We have limited experience in managing the allogeneic gamma delta T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by or on our behalf will result in T cells that will be safe and effective.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options that vest over time may be significantly affected by fluctuations in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. To provide added incentives to retain and motivate key contributors, our board of directors recently approved a stock option repricing in August 2023. Despite this, we may have difficulty retaining key personnel, which could adversely affect our business and further development of our product candidates. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Option Repricing” elsewhere in this Annual Report on Form 10-K for information about the stock option repricing.

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

As of the date of this Annual Report on Form 10-K, we believe that with $159.7 million in cash and cash equivalents as of December 31, 2023, as well as the proceeds raised subsequent to year end through our ATM program and underwritten public offering, we are capitalized into the second half of 2026. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Other than the funding agreement and our Loan Agreement (as defined below) with Banc of California (formerly known as Pacific Western Bank), we have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Additionally, United States and global economic uncertainty, higher interest rates and diminished credit availability may limit our ability to incur indebtedness on favorable terms. Furthermore, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China, an escalation in conflict between Russia and Ukraine or the ongoing armed conflict in Israel and the Gaza strip, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our ability to obtain additional funding.

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

Our operations, and those of our CDMO, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, such as public health crises or other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Ongoing conflicts, including conflicts between Russia and Ukraine and Israel and Hamas, may increase the likelihood of supply interruptions and hinder our ability to find the materials we need to make our product candidates. Supply disruptions make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which increases pressure on our costs and increases the risk that we may be unable to acquire the necessary goods and services to successfully manufacture our product candidates. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical studies or clinical trials, such as our ongoing or planned clinical trials of ADI-001, could be delayed or suspended. Any delay or interruption in the supply of trial materials could delay the completion of such trials, increase the costs associated with maintaining these research and development activities and, depending upon the period of delay, require us to commence new preclinical studies or clinical trials at additional expense or terminate such trials completely.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the approval of our product candidates rely, which would negatively impact our business.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. For further discussion on U.S. healthcare regulations, see the section entitled “Business–Government Regulation and Product Approval—Other U.S. Healthcare Laws and Compliance Requirements” in this Annual Report on Form 10-K.

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

We are subject to federal and state data privacy and security laws and regulations, and laws and expectations relating to privacy continue to evolve. Changes in these laws may limit our data access, use and disclosure, and may require increased expenditures. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, the California Consumer Privacy Act (CCPA) requires covered businesses to, among other things, provide notices to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. In addition, the California Privacy Rights Act (CPRA), which amended the CCPA, became effective on January 1, 2023 and imposed additional obligations on companies covered by the legislation. The CPRA modified the CCPA and has created a state agency that is vested with authority to implement and enforce the CCPA. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Since then, similar laws have been passed in numerous other states and other states have proposed similar new privacy laws.

We believe that increased regulation in additional jurisdictions is likely in the area of data privacy. Any of the foregoing may have a material adverse effect on our ability to provide services to patients and, in turn, our results of operations.

The collection and use of personal health data in the European Economic Area (EEA) is governed by the General Data Protection Regulation (GDPR). The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for controllers of personal data, including stringent requirements relating to ensuring an appropriate legal basis or condition applies to the processing of personal data, stricter requirements relating to obtaining consent from data subjects, stricter requirements around the collection of sensitive data (such as health data), expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, implementing safeguards to protect the security and confidentiality of personal data and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States.

Following the United Kingdom’s (UK) exit from the European Union (EU), the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Although the GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. The UK Government has also now introduced a Data Protection and Digital Information Bill (the UK Bill) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime. This may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. The European Commission has issued forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The UK is not subject to the EC’s new standard contractual clauses but has published the UK International Data Transfer Agreement and International Data Transfer Addendum to the new standard contractual clauses (the IDTA), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 (Schrems II), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (Framework), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

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

In addition, many other jurisdictions outside of Europe are also considering and/or enacting new and/or amended comprehensive data protection legislation. We also continue to see jurisdictions imposing data localization laws. These regulations may interfere with our intended business activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs. Because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices and policies. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit our ability to conduct trials, and adversely affect our business.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (AI Act) — the world’s first comprehensive AI law — is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Risks Related to Our Financial Position

Raising funds through lending arrangements may restrict our operations or produce other adverse results.

Our current Loan and Security Agreement with Banc of California, as amended on July 8, 2020, September 14, 2020, September 15, 2020, October 21, 2021, December 2, 2022 and May 30, 2023 (the Loan Agreement), sets the interest rate of the term loans under the Loan Agreement at the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%. The Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, requirements to maintain certain balances at Banc of California, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, we granted a security interest in substantially all of our assets, other than certain intellectual property assets, to Banc of California and issued a warrant to purchase our capital stock.

On March 13, 2023, we executed a letter agreeing that, notwithstanding the covenants included in the Fifth Amendment to the Loan Agreement, dated as of December 2, 2022 (the 2022 Loan Amendment), until June 30, 2023 (i) we and our subsidiaries will not be required to maintain the lesser of $200 million or seventy percent (70%) of our combined balances in demand deposit accounts, money market funds and/or insured cash sweep (ICS) accounts with Banc of California and (ii) we must maintain our combined balances at Banc of California or its affiliates, including Pacific Western Asset Management (the Letter). Upon executing the Letter, we wired $187.2 million from our ICS accounts at Banc of California to Pacific Western Asset Management who subsequently invested the funds into money market funds held in custody with U.S. Bank National Association.

On May 30, 2023, we entered into the Sixth Amendment to the Loan Agreement, dated as of May 30, 2023 (the 2023 Loan Amendment). Pursuant to the 2023 Loan Amendment, we must maintain the lesser of (i) $35.0 million or (ii) all of the Company’s combined balances in demand deposit accounts, money market accounts, and/or insured cash sweep accounts with Banc of California. If our total cash and investments drop to less than $35.0 million, the 2023 Loan Amendment permits us to maintain cash and/or investments in one or more accounts outside of Banc of California up to a total of $2.5 million. As of December 31, 2023, we were in compliance with such covenants.

Our failure to comply with the covenants in the Loan Agreement, including as a result of changing the position of certain of our accounts, failure to transfer funds back to Banc of California at expiration of the Letter, the occurrence of a material impairment in our prospect of repayment operations, business or financial condition, our ability to repay the loan, or in the value, perfection or priority of Banc of California’s lien on our assets, as determined by PacWest, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent of Banc of California, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. The foregoing prohibitions and constraints on our operations could result in our inability to: (a) acquire promising intellectual property or other assets on desired timelines or terms; (b) reduce costs by disposing of assets or business segments no longer deemed advantageous to retain; (c) reallocate certain of our cash deposits and money market accounts depending on various global banking events; (d) stimulate further corporate growth or development through the assumption of additional debt; or (e) enter into other arrangements that necessitate the imposition of a lien on corporate assets. Moreover, if the conditions set forth in the consent provided by Banc of California are not satisfied, or if we do not comply with the terms of the Letter, we would effectively need to terminate the Loan Agreement and repay any outstanding loan funds or refinance the facility with another lender. As of the date of this Annual Report on Form 10-K, no amounts have been drawn under the Loan Agreement.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments, including Banc of California or its affiliates, were to be placed into receivership, we may be unable to access such funds. In addition, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended. We will remain a non-accelerated filer as long as we qualify to be a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which will be for as long as either (i) the market value of our common stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million as of the prior June 30. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2023, we had federal net operating loss carryforwards of approximately $294.8 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above or subject to other limitations, which could potentially result in increased future tax liability to us.

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (IRS) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are capitalized and amortized, which may have an adverse effect on our cash flow. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of December 31, 2023, and we will collaborate with

Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

During the five-year period following the effective date of the Regeneron Agreement, with certain limited exceptions, we may not directly or indirectly research, develop, manufacture or commercialize a gamma delta immune cell product (ICP) or grant a license to do the foregoing, except pursuant to the terms of the Regeneron Agreement. Both parties also have obligations not to research, develop, manufacture or commercialize an ICP with the same target as one being developed under a research program or commercialized by a party (and royalty bearing under the agreement), for so long as such activities are occurring. These exclusivity obligations are limited to engineered gamma delta immune cells to targets reasonably considered to have therapeutic relevance in cancer. If our collaboration with Regeneron is not successful, including any failure caused by the risks listed in the preceding paragraphs, and the agreement and research programs are not terminated, we may not be able to enter into collaborations with other companies with respect to ICPs and our business could be adversely affected.

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

Our internal computer systems and the systems of our CROs, contractors and consultants are vulnerable to cybersecurity threats. Additionally, we operate in a hybrid work environment. As our employees and our business partners’ employees work from home and access our systems remotely, we may be subject to heightened security and privacy risks, including the risks of cyberattacks and privacy incidents. Cybersecurity threats may include, but are not limited to, social-engineering attacks (including through phishing attacks), business email compromise, online and offline fraud, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, access attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and telecommunications failures among other cybersecurity risks. Threat actors and their techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. We may expend significant resources to try to protect against these threats to our systems. Certain data privacy and security laws, as well as industry best practice standards, may require us to implement and maintain security measures. While we have implemented security measures designed to protect our systems and confidential and sensitive data, there can be no assurance that these measures will be effective.

While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. Other consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Further, our insurance coverage may not be adequate or sufficient in type or amount to protect us from or to mitigate liabilities arising out of our privacy and security practices.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of allogeneic T cell therapies for autoimmune diseases and cancer. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for our product candidates to be designed to evaluate the efficacy of the product candidate in an open-label, non-comparative, two-stage, pivotal, multicenter, single-arm clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. Subject to clinical data and regulatory feedback, in the first half of 2025, we plan to define the regulatory path for a potentially pivotal Phase 2 study for ADI-001 and provide a further clinical update in the second half of 2025. However, the process of clinical development is inherently uncertain and we do not have any agreement or guidance from the FDA that our future regulatory development plans are acceptable or will be sufficient to support submission of a BLA. For example, we may seek an accelerated approval pathway for our one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. If we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all.

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

A fast track designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We have received fast track designation for ADI-001 for the treatment of NHL. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the product candidate sponsor may apply for fast track designation for a particular indication. We may seek fast track designation for certain of our product candidates, but there is no assurance that the FDA will grant this status to any of our product candidates. Marketing applications filed by sponsors of product candidate with fast track designation may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

From time to time, we may publish interim, top-line or preliminary results from our preclinical studies or clinical trials. Such clinical results are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim, “top-line,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. It is also difficult to predict the timing of announcing interim results.

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

The use of engineered gamma delta T cells as potential treatments for autoimmune diseases and cancer is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We expect physicians, including rheumatologists, nephrologists and oncologists, to be particularly important to the market acceptance of our products and we may not be able to educate them on the benefits of using our product candidates for many reasons. Additional factors will influence whether our product candidates are accepted in the market, including:

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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of autoimmune diseases and cancer, we cannot accurately estimate the potential revenue from our product candidates. For further discussion on coverage and reimbursement matters, see the section entitled “Business–Government Regulation and Product Approval–Coverage, Pricing and Reimbursement” in this Annual Report on Form 10-K.

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
•
the timing and results of clinical trials of ADI-001;
•
our ability to obtain FDA clearance of additional INDs for ADI-001 in autoimmune indications;
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
•
issues or delays regarding the manufacturing of our product candidates and, if approved, products by us or by our third-party suppliers;
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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years. We have been, and may in the future be, subject to securities litigation related to corporate governance matters determined in good faith by our board of directors, including the stock option repricing in August 2023 in accordance with the terms of our 2015 Plan and 2018 Plan. Even if the allegations against us are unfounded or we ultimately are not held liable, we may experience related negative publicity resulting in damage to our reputation. Further, the costs to defend ourselves may be significant and the litigation may subject us to substantial settlements, fines, penalties or judgments against us and may consume management’s bandwidth and attention, some or all of which may negatively impact our financial condition and results of operations.

An active trading market for our common stock may not be sustained. If an active trading market is not sustained, our ability to raise capital in the future may be impaired.

Our common stock began trading on The Nasdaq Global Select Market on January 26, 2018 and now trades on The Nasdaq Global Market under the symbol “ACET.” Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect your ability to sell shares you purchased. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and impair our ability to acquire other companies or technologies by using our shares as consideration.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 56.9% of our outstanding voting common stock as of December 31, 2023. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We believe that the state of global economic conditions are particularly volatile and uncertain and may negatively impact our ability to conduct clinical trials on the scale and timelines anticipated. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make obtaining any necessary debt or equity financing more difficult, more costly and more dilutive. For example, as a result of political, social, and economic instability abroad, including as a result of armed conflict, war or threat of war, in particular, the current conflict between Russia and Ukraine, including resulting sanctions, terrorist activity and other security concerns in general, there could be a significant disruption of global financial markets, impairing our ability to raise capital when needed on acceptable terms, if at all. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.

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

Our amended and restated bylaws specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the restated certificate of incorporation or amended and restated bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (Delaware Forum Provision); provided, however, that the Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. This choice of forum provision contained in our amended and restated bylaws will not apply to any causes of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated bylaws described above; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

General Risk Factors

We are a SRC and the reduced disclosure requirements applicable to SRCs may make our common stock less attractive to investors.

We are considered a SRC under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company for as long as (i) the market value of our common stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million as of the prior June 30.

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

On March 15, 2022, we filed a registration statement on Form S-3 (File No. 333-263587) with the SEC, which was amended by the Amendment No. 1 to the Registration Statement on Form S-3, as filed with the SEC on March 16, 2022, declared effective on May 9, 2022 (2022 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. Under the 2022 Shelf Registration Statement and a prospectus supplement filed on January 22, 2024, on January 25, 2024, we completed an underwritten public offering of 32,379,667 shares of our common stock, which included 5,325,000 shares sold and issued upon the exercise in full by the underwriters of their option to purchase additional shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 8,445,333 shares of common stock. The shares of common stock were sold at a public offering price of $2.40 per share and the pre-funded warrants were sold at a public offering price of $2.3999 per pre-funded warrant, which represents the per share public offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. We received $98.0 million in aggregate gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses. As a result of this offering, our stockholders experienced significant dilution. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the 2022 Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

The Company relies on electronic systems and information technologies to conduct its operations. We have adopted and maintain a cybersecurity risk management program, in accordance with our risk profile and business, that is informed by industry standards.

We leverage the support of third-party information technology and security providers, including to perform penetration testing and threat intelligence analysis. We have previously conducted a cybersecurity risk assessment that was intended to take into account the evolving cyber threat landscape and industry best practices, and we have endeavored to adapt our cyber risk strategy to mitigate emerging cybersecurity risks. We implement a multi-layered approach to cybersecurity that includes, for example, employee security awareness training, various security tools and technologies, and incident response planning.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our, and our third party vendors’, information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Our Senior Director of Information Technology (“IT”) reports directly to our Chief Financial Officer and is responsible for the strategic leadership and direction of our cybersecurity program, with support from our Associate Director of Information Security and Senior Manager of IT. With over 20 years of experience in IT and cybersecurity risk management, our Senior Director of IT works alongside individuals across other Company management functions to establish and implement our cybersecurity risk management strategy.

Our audit committee, which reports directly to the board of directors, is responsible for overseeing our cybersecurity risk management program pursuant to the audit committee’s charter. The audit committee receives periodic updates on cybersecurity risks, mitigation strategies, and, if necessary, incident response activities from our Senior Director of IT. The audit committee may update the full board of directors on matters relating to cybersecurity risk management as needed.

Item 2. Properties.

We have offices in Boston, Massachusetts, and Redwood City, California. Our principal executive offices are located at 131 Dartmouth Street, 3rd Floor, Boston, Massachusetts. On January 31, 2024, our Boston, Massachusetts lease at 200 Berkeley Street was terminated by the landlord due to closing of the office space. On January 19, 2024, we entered into a membership agreement with Industrious Bos 131 Dartmouth Street LLC for office space at 131 Dartmouth Street, Boston, Massachusetts (the Dartmouth Street Agreement). The Dartmouth Street Agreement commenced on February 1, 2024 and expires on January 31, 2025.

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

As of March 14, 2024, we had approximately 16 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for autoimmune diseases and cancer. We are advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs), to facilitate durable activity in patients.

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

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is being developed for the potential treatment of autoimmune diseases and relapsed or refractory aggressive B cell non-Hodgkin's lymphoma (NHL). Our pipeline also includes our lead preclinical candidate, ADI-270, an armored gamma delta CAR T cell product candidate targeting renal cell carcinoma, with potential for other CD70+ solid tumor and hematological malignancies indications. Our pipeline has several additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors. We expect to continue to develop product candidates in autoimmune diseases and cancer based on our gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR and other technology. We plan to file one new Investigational New Drug (IND) application every 12-18 months, including an IND for ADI-270 in the first half of 2024.

ADI-001

Autoimmune Diseases

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for ADI-001 in lupus nephritis, an autoimmune disease caused by systemic lupus erythematosus (SLE). Lupus nephritis is a serious complication of SLE which affects approximately 40% of the estimated 325,000 patients with SLE in the U.S. We expect to initiate a Phase 1 clinical trial of ADI-001 for the treatment of lupus nephritis in the second quarter of 2024 and expand development of the candidate into one to two additional autoimmune indications in the second and third quarters of 2024, subject to clearance of INDs in those indications. We believe the potential market opportunity for ADI-001 in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes lupus nephritis), systemic sclerosis and idiopathic inflammatory myopathies.

We anticipate providing preliminary clinical data from our Phase 1 clinical trial of ADI-001 in lupus nephritis in the fourth quarter of 2024 or first quarter of 2025, subject to study site activation and enrollment, and to begin to provide preliminary clinical data in the additional autoimmune indications starting in the fourth quarter of 2024 or first half of 2025, subject to clearance of INDs in those indications as well as successful site initiation and patient enrollment in the relevant clinical protocols.

Relapsed or Refractory Aggressive B cell NHL

In March 2021, we initiated the first-in-human Phase 1 (GLEAN) trial to assess safety and efficacy of ADI-001 in patients with relapsed or refractory aggressive B cell NHL. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In April 2022, the FDA granted fast track designation for ADI-001 for NHL. As of the May 4, 2023 cutoff date, of the 24 evaluable subjects in the GLEAN trial, 18 had large B cell lymphoma (LBCL), five had mantle cell lymphoma (MCL), and one patient had follicular lymphoma. Most patients were heavily pre-treated, with a median four lines of prior therapy, and twelve patients (50%) had previously progressed following CAR T cell therapy. Despite the advanced nature of patients at baseline, we observed a high complete response (CR) rate and favorable durability in MCL patients. Across all doses of MCL patients, we observed an 80% (4/5 patients) overall response rate (ORR), an 80% CR rate (4/5 patients) and a 60% CR rate (3/5 patients) at six months. As of May 4, 2023, the safety profile of ADI-001 was generally favorable, with no significant risk of cytokine release syndrome (CRS), immune effector cell-associated neurotoxicity syndrome (ICANS), or T cell malignancy observed. In November 2023, we initiated an expansion cohort, EXPAND, in post-CAR T LBCL. In January 2024, we announced our decision to deprioritize enrolling LBCL patients in the GLEAN trial in order to focus on advancing MCL enrollment.

We expect to provide a clinical update from the Phase 1 study in NHL patients which will include efficacy data, including six-month CR rate, and safety data from additional MCL patients in the second half of 2024. Subject to clinical data and regulatory feedback, in the first half of 2025, we plan to define the regulatory path for a potentially pivotal Phase 2 study for ADI-001 in MCL and provide a further clinical update in the second half of 2025.

We have expanded manufacturing capabilities of ADI-001 by transferring the manufacturing process to an additional contract development and manufacturing organization (CDMO) that is capable of operating at a larger scale of production.

ADI-270

ADI-270 is an investigational allogeneic gamma delta CAR T cell therapy targeting CD70 via the CD27-ligand for the treatment of renal cell carcinoma (RCC) and with potential in other solid tumor indications. ADI-270 is designed to home to solid tumors, with a highly specific targeting moiety for CD70 and an armoring technology of transforming growth factor (TGF) beta dominant-negative receptor to address immunosuppressive factors in the tumor microenvironment. Building on gamma delta 1 tissue tropism to solid tumors and three mechanisms of anti-tumor activity (CAR, innate and adaptive), CAR gamma delta 1 T cells may be well positioned to address solid tumors. We plan to file an IND application for ADI-270 in RCC in the second quarter of 2024 and provide clinical data in the first half of 2025, subject to regulatory clearance and study initiation activities. We are also considering potential expansion into additional CD70+ tumor indications in the first half of 2025, with potential clinical data from such studies in the second half of 2025, subject to regulatory clearance and study initiation activities.

Recent Developments

1000 Bridge Parkway Lease and Letter of Credit

On January 9, 2023, we entered into a third lease amendment (the Third Amendment) with Westport Office Park, LLC (Westport). The Third Amendment further amends the Redwood City Lease and increases the tenant improvement allowance as of January 1, 2023 by an additional $3.0 million. We expect to utilize the full allowance for the continued buildout of office and laboratory space at 1000 Bridge Parkway. Per the terms of this amendment, this additional allowance will be repaid through equal monthly payments of principal amortization and interest on a monthly basis over the term of the lease at an interest rate of eight percent (8%) per annum. We received the allowance on February 21, 2023.

On August 7, 2023, we entered into a fourth lease amendment (the Fourth Amendment) with Westport. The Fourth Amendment amended the period over which the tenant improvement allowance received in the Third Amendment will be amortized and identified our monthly amortization payable.

On September 1, 2023, we amended our letter of credit with Westport. The amendment reduced the amount of the letter of credit associated with our 1000 Bridge Parkway facility by $2.1 million resulting in an updated letter of credit amount of $2.1 million.

Option Repricing

On August 8, 2023, our board of directors approved a stock option repricing (the Option Repricing) to be effective on August 14, 2023 (the Effective Date) in accordance with the terms of our 2015 Stock Incentive Plan and 2018 Plan (together, the Plans). Pursuant to the Option Repricing and subject to a one year cliff period, the exercise price of each stock option previously granted under the Plans, totaling 6,431,910 options, was amended to reduce the exercise price of such options to $2.14 per share, the closing price of our common stock on the Nasdaq Global Market on the Effective Date. Under the terms of the Option Repricing, a repriced option will revert to its original exercise price if, prior to the one-year anniversary of the Effective Date, (a) the option holder’s employment is terminated by us with cause or by the option holder or (b) the option is exercised. The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements.

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

Underwritten Public Offering

On January 22, 2024, we entered into an Underwriting Agreement (the Underwriting Agreement) with Jefferies LLC and Guggenheim Securities, LLC, as representatives of the underwriters (the Underwriters), related to an underwritten public offering (the Offering) of 32,379,667 shares of our common stock, which included 5,325,000 shares sold and issued upon the exercise in full by the Underwriters of their option to purchase additional shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 8,445,333 shares of common stock. The shares of common stock were sold at a public offering price of $2.40 per share and the pre-funded warrants were sold at a public offering price of $2.3999 per pre-funded warrant, which represents the per share public offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. We received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.8 million. We may receive nominal proceeds, if any, from the exercise of the pre-funded warrants.

At-the-Market (ATM) Offering

In January 2024, we sold an aggregate of 6,350,000 shares of common stock in a series of sales in accordance with our “at-the-market” offering program (ATM Program) with JonesTrading Institutional Services LLC (Sales Agent), at an average price of $3.13 per share, for aggregate net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales. As of the date of this Annual Report on Form 10-K, up to $80.1 million of our common stock remains available for sale from time to time under our ATM Program. In March 2024, we terminated our ATM Program.

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

We received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement on July 29, 2016 and have received an aggregate of $20.0 million of additional payments for research funding from Regeneron as of December 31, 2023. Our obligations under the Regeneron Agreement were completed during the first quarter of 2022. Regeneron may have to pay us additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees for a certain number of Interprofessional Collaboration Practices (ICPs). On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002 and Regeneron potentially has additional options to other Collaboration ICP targets under the Regeneron Agreement. We declined to exercise our option to co-fund the development of ADI-002 with Regeneron, and accordingly, Regeneron must also pay us high single digit royalties as a percentage of net sales for ADI-002 or any other optioned ICPs to targets for which it has exclusive rights and low single digit royalties as a percentage of net sales on any non-ICP product comprising a target generated by us through the use of Regeneron’s proprietary mice. We must pay Regeneron mid-single to low double digit royalties as a percentage of net sales of Collaboration ICPs to targets for which we have exercised exclusive rights, and low to mid-single digit royalties as a percentage of net sales of targeting moieties generated from our license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or 12 years from first commercial sale.

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

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in our merger with resTORbio, Inc. in September 2020. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below the carrying value. If the fair value of the reporting unit is less than the carrying value, we measure the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. This amount is recognized as a goodwill impairment charge for the period. The Company performed an interim test for goodwill impairment in the third quarter of 2023 and determined that the entire balance of goodwill was impaired.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of the non-cash amortization of costs incurred in connection with the Loan Agreement (as defined below).

Other Expense, Net

Other expense, net primarily consists of state franchise and capital taxes not related to income.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Twelve Months Ended December 31,
	2023	2022	Change	% Change
Revenue – related party	$—	$24,990	$(24,990)	(100%)
Operating expenses
Research and development	106,043	71,246	34,797	49%
General and administrative	26,533	26,295	238	1%
Goodwill impairment	19,462	—	19,462	100%
Total operating expenses	152,038	97,541	54,497	56%
Loss from operations	(152,038)	(72,551)	(79,487)	110%
Interest income	9,978	3,760	6,218	165%
Interest expense	(25)	(80)	55	69%
Other expense, net	(573)	(919)	346	38%
Loss before income tax benefit	(142,658)	(69,790)	(72,868)	104%
Income tax provision	—	—	—	0%
Net loss	$(142,658)	$(69,790)	$(72,868)	104%

Revenue

Revenue decreased by $25.0 million, or 100%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was due to no revenue recognized under the Regeneron Agreement in the current period. Our obligations under the combined performance obligation with Regeneron were completed during the first quarter of 2022, resulting in revenue fully recognized under the agreement as of March 31, 2022.

Research and Development

	Twelve Months Ended December 31,
	2023	2022
Payroll and personnel expenses(1)	$42,744	$31,201
Costs incurred under agreements with consultants, CDMOs, and CROs	29,963	19,233
Lab materials, supplies and maintenance of equipment used for research and development activities	11,065	6,929
Other research and development expenses(2)	22,271	13,883
Total research and development expenses	$106,043	$71,246

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $34.8 million, or 49%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in research and development expenses was primarily due to a $10.7 million increase in expenses related to CDMOs and other externally conducted research and development and a $11.5 million increase in payroll and personnel expenses resulting from an increase in overall headcount. In addition, there was an $8.5 million increase in allocated facility expenses and a $4.1 million increase in laboratory expenses for the period. This increase was partially offset by a $0.2 million decrease in professional fees.

General and Administrative

General and administrative expenses increased by $0.2 million, or 1%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in general and administrative expenses was primarily due to a $3.3 million increase in payroll and personnel expenses, which includes an increase in salaries and benefits of $1.0 million, contractor fees of $0.9 million, stock-based compensation of $1.2 million and recruiting fees of $0.3 million. These increases were the result of increased headcount for the period. The increase was partially offset by a $2.6 million decrease in allocated facility expenses. There was also a $0.5 million decrease in professional fees for the period.

Goodwill Impairment

Goodwill impairment charges increased by $19.5 million, or 100%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. Beginning in the third quarter of 2023, we experienced a significant decline in our stock price. We concluded that the decrease in stock price was sustained and that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount. As such, we performed an interim goodwill impairment test as of

September 30, 2023. Based on our interim impairment test, we recorded a goodwill impairment charge of $19.5 million during the year ended December 31, 2023, representing the entire balance of goodwill.

Interest Income

Interest income increased by $6.2 million, or 165%, during the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily due to higher interest rates as well as our investments in treasury securities and money market funds.

Other Expense, Net

Other expense decreased by $0.3 million, or 38%, during the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily due to a decrease in franchise and capital taxes for the period.

Income Tax Benefit

There was no income tax expense or benefit for the years ended December 31, 2023 and 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In August 2022, we received net proceeds of $43.6 million from the sale of shares of our common stock under our ATM Program with the Sales Agent and, in January 2024, we received net proceeds of $19.3 million from the sale of shares of our common stock under our ATM Program. Up to $80.1 million of shares of our common stock remains available for sale under our ATM Program, providing us with an additional source of liquidity, subject to market conditions. In March 2024, we terminated our ATM Program.

In addition, in January 2024, we completed the Offering, which resulted in net proceeds to us, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.8 million. We may also receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.

As of December 31, 2023, we had cash and cash equivalents of $159.7 million. We expect that our cash and cash equivalents, together with the proceeds raised subsequent to year-end through our ATM Program and the Offering, will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

Loan Agreement

On April 28, 2020, we entered into a Loan and Security Agreement, as amended on July 8, 2020, September 14, 2020, September 15, 2020, October 21, 2021, December 2, 2022 and May 30, 2023 (the Loan Agreement), with Banc of California (formerly known as Pacific Western Bank) to finance leasehold improvements for our facilities in Redwood City, California and other purposes permitted under the Loan Agreement.

On May 30, 2023, we amended our Loan Agreement with Banc of California (the 2023 Loan Amendment). Pursuant to the 2023 Loan Amendment, we must maintain the lesser of (i) $35.0 million or (ii) all of our combined balances in demand deposit accounts, money market accounts, and/or insured cash sweep accounts with Banc of California. If our total cash and investments drop to less than $35.0 million, the 2023 Loan Amendment permits us to maintain cash and/or investments in one or more accounts outside of Banc of California up to a total of $2.5 million.

As of December 31, 2023, we have $12.7 million available under the Loan Agreement. As of the date of this Annual Report on Form 10-K, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $142.7 million and $69.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $380.8 million.

As of December 31, 2023, we had cash and cash equivalents of $159.7 million. Subsequent to December 31, 2023, we raised aggregate net proceeds of approximately $19.3 million through our ATM Program and approximately $91.8 million through the Offering. We believe that our cash and cash equivalents, together with the proceeds raised subsequent to year-end through our ATM Program and the Offering, will be sufficient for us to fund our operations for at least 12 months from the issuance date of our consolidated financial statements as of, and for the year ended, December 31, 2023 included elsewhere in this Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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
•
the impact of potential health emergencies on United States and global economic conditions that may impact our ability to access capital on terms anticipated, or at all; and
•
the post-merger costs associated with being a public company.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(93,717)	$(44,765)
Investing activities	(4,464)	(16,782)
Financing activities	236	41,509
Net decrease in cash and cash equivalents	$(97,945)	$(20,038)

Cash Flows from Operating Activities

Net cash used in operating activities was $93.7 million for the year ended December 31, 2023. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $48.7 million and a net increase in operating assets and liabilities of $0.3 million. Non-cash items primarily included goodwill impairment of $19.5 million, stock-based compensation expense of $20.3 million, depreciation and amortization of $6.1 million and non-cash lease expense of $2.8 million. The net increase in assets and liabilities was primarily due to an increase of $0.9 million in prepaid expenses and other current assets and an increase of $0.4 million in other non-current assets accounts. There was also an increase in accrued and other current and non-current liabilities of $0.8 million. The increase was partially offset by a decrease in accounts payable of $1.7 million.

Net cash used in operating activities was $44.8 million for the year ended December 31, 2022. Cash used in operating activities consisted of net loss and non-cash adjustments of $22.3 million as well as an increase in assets and liabilities of $2.7 million. Non-cash items primarily included stock-based compensation expense of $17.1 million, non-cash lease expense of $2.4 million and depreciation and amortization of $2.6 million. The net change in assets and liabilities was primarily due to an increase in accrued and other current and non-current liabilities of $5.8 million, an increase in accounts payable of $1.7 million and an increase in prepaid expenses and other current assets of $1.3 million. The increase was partially offset by a decrease in deferred revenue of $4.8 million related to the Regeneron Agreement and a decrease in operating lease liability of $2.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.5 million for the year ended December 31, 2023, which consisted of purchases of property and equipment related to the construction of our facilities in Redwood City, California.

Net cash used in investing activities was $16.8 million for the year ended December 31, 2022, which consisted of purchases of property and equipment related to the construction of our facilities in Redwood City, California.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2023, which was primarily related to $0.4 million in net proceeds from the issuance of common stock in connection with our employee stock purchase plan. This was partially offset by $0.2 million of cash paid for taxes withheld on the net share settlement of equity awards.

Net cash provided by financing activities was $41.5 million for the year ended December 31, 2022, which primarily consisted of $43.4 million in proceeds from the issuance of common stock pursuant to our ATM Program and $1.7 million in cash proceeds from the exercise of stock options and purchases under our Employee Stock Purchase Plan. Net cash provided by financing activities was partially offset by $3.2 million of taxes withheld and paid related to net share settlement of employee equity awards and $0.4 million related to deferred issuance costs.

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, including stock options and restricted stock awards. Our determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option pricing model. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. For awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved, using an accelerated attribution model, over the explicit or implicit service period. We account for forfeitures as they occur. In determining fair value of the stock options granted, we use the Black–Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate and expected dividends. Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized; and the resulting change in fair value, if any, is recognized in our consolidated statements of operations during the period the related services are rendered. These inputs are subjective and generally require significant analysis and judgment to develop. Changes in the following assumptions can materially affect the estimate of the fair value of stock-based compensation:

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
•
Expected Dividend Rate — We have not paid and do not anticipate paying dividends in the near future. Accordingly, we estimate the dividend yield to be zero.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in a business combination. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below the carrying value.

Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. We have determined that we operate in a single operating segment and have a single reporting unit.

Prior to performing the impairment test, we assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit was less than the carrying amount. If after assessing the totality of events or circumstances, we were to determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we would perform a quantitative impairment test.

The quantitative impairment test involves comparing the fair value of the reporting unit to the carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we measure the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. We performed an interim test for goodwill impairment in the third quarter of the fiscal year ended December 31, 2023 and determined that goodwill was impaired.

Smaller Reporting Company

We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not smaller reporting companies. These provisions include (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act of 2002, as amended; (ii) scaled executive compensation disclosures; and (iii) the option to provide only two years of audited financial statements, instead of three years.

We will continue to be a smaller reporting company for as long as we continue to have (i) less than $250 million in market value of our shares held by non-affiliates as of the last business day of our second fiscal quarter or (ii) less than $100 million of annual revenues in our most recent fiscal year completed before the last business day of our second fiscal quarter and a market value of our shares held by non-affiliates of less than $700 million as of the last business day of our second fiscal quarter.

We may choose to take advantage of some but not all of these exemptions. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. We have elected to avail ourselves of the exemption for the delayed adoption of certain accounting standards and, therefore, are not subject to the same new or revised accounting standards as other public companies that are not smaller reporting companies.

Recently Issued and Adopted Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2023, we had cash and cash equivalents of $159.7 million, which consisted of cash and treasury securities. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023 and 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

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

Changes in Internal Control over Financial Reporting

Other than as stated above, no change in our internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

As previously disclosed, on March 12, 2021, we entered into a Capital On Demand™ Sales Agreement (Sales Agreement) with JonesTrading Institutional Services LLC (Sales Agent), pursuant to which we may sell from time to time, at our option, up to an aggregate of $75,000,000 of shares of the our common stock (ATM Shares), through our Sales Agent (ATM Program). On November 8, 2022, we filed a new prospectus supplement covering the offer and sale of up to $100.0 million of shares of our common stock under the ATM Program, which included the $30.0 million of shares of our common stock not sold pursuant to the existing prospectus and up to an additional $70.0 million of shares of our common stock.

On March 13, 2024, we delivered written notice to our Sales Agent to terminate the Sales Agreement, effective as of March 15, 2024, pursuant to Section 12(b) thereof. We are not subject to any termination penalties related to the termination of the Sales Agreement. Prior to termination, $64.9 million of the ATM Shares had been sold and $80.1 million of the ATM Shares remained available for sale pursuant to the Sales Agreement. As a result of the termination of the Sales Agreement, we will not offer or sell any additional shares under the ATM Program.

(b) None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors, executive officers and corporate governance will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference (excluding pay versus performance disclosure).

We have adopted a code of business conduct and ethics for directors, officers, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at https://investor.adicetbio.com/corporate-governance/governance-highlights. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Compliance Officer, c/o Adicet Bio, Inc., 131 Dartmouth Street, 3rd Floor, Boston, Massachusetts 02116.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference (excluding pay versus performance disclosure).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts (PCAOB Auditor ID: 185).

The information required by this item regarding principal accounting fees and services will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Adicet Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adicet Bio, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

March 19, 2024

Adicet Bio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$159,711	$257,656
Prepaid expenses and other current assets	2,561	3,382
Total current assets	162,272	261,038
Property and equipment, net	26,777	28,710
Operating lease right-of-use asset	17,424	20,269
Goodwill	—	19,462
Other non-current assets	822	1,211
Total assets	$207,295	$330,690
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,625	$4,404
Accrued and other current liabilities	13,441	12,811
Operating lease liability	3,221	2,492
Total current liabilities	19,287	19,707
Operating lease liability, net of current portion	17,703	18,531
Other non-current liabilities	130	114
Total liabilities	37,120	38,352
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; none issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 43,270,386 and 42,954,820 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	550,943	530,448
Accumulated deficit	(380,772)	(238,114)
Total stockholders’ equity	170,175	292,338
Total liabilities and stockholders’ equity	$207,295	$330,690

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue—related party	$—	$24,990
Operating expenses:
Research and development	106,043	71,246
General and administrative	26,533	26,295
Goodwill impairment	19,462	—
Total operating expenses	152,038	97,541
Loss from operations	(152,038)	(72,551)
Interest income	9,978	3,760
Interest expense	(25)	(80)
Other expense, net	(573)	(919)
Loss before income tax provision	(142,658)	(69,790)
Income tax provision	—	—
Net loss	$(142,658)	$(69,790)
Net loss per share, basic and diluted	$(3.31)	$(1.70)
Weighted-average common shares used in computing net loss per share, basic and diluted	43,042,405	41,080,286

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	39,736,914	4	471,449	(168,324)	303,129
Issuance of common stock upon exercise of stock options	126,176	—	1,315	—	1,315
Issuance of common stock upon vesting of restricted stock	548,580	—	—	—	—
Issuance of common stock upon exercise of warrants	100,731	—	—	—	—
Shares withheld for taxes	(215,901)	—	(3,234)	—	(3,234)
Purchase of common stock under Employee Stock Purchase Plan	46,597	—	432	—	432
Issuance of common stock pursuant to at-the-market offering, net of issuance costs of $1.6 million	2,611,723	—	43,360	—	43,360
Stock-based compensation expense	—	—	17,126	—	17,126
Net loss	—	—	—	(69,790)	(69,790)
Balance at December 31, 2022	42,954,820	$4	$530,448	$(238,114)	$292,338
Issuance of common stock upon exercise of stock options	946	—	4	—	4
Issuance of common stock upon vesting of restricted stock	194,455	—	—	—	—
Shares withheld for taxes	(86,145)	—	(150)	—	(150)
Purchase of common stock under Employee Stock Purchase Plan	206,310	—	382	—	382
Stock-based compensation expense	—	—	20,259	—	20,259
Net loss	—	—	—	(142,658)	(142,658)
Balance at December 31, 2023	43,270,386	$4	$550,943	$(380,772)	$170,175

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(142,658)	$(69,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,098	2,575
Noncash lease expense	2,844	2,434
Stock-based compensation expense	20,259	17,126
Loss on disposal of property, plant, and equipment	(4)	55
Goodwill impairment	19,462	—
Loss on disposal of lease assets	—	(1)
Amortization of deferred debt issuance costs	30	92
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	926	1,343
Other non-current assets	358	929
Accounts payable	(1,683)	1,710
Contract liabilities — related party	—	(4,805)
Operating lease liability	(99)	(2,264)
Accrued and other current and non-current liabilities	750	5,831
Net cash used in operating activities	(93,717)	(44,765)
Cash flows from investing activities
Purchases of property and equipment	(4,464)	(16,782)
Net cash used in investing activities	(4,464)	(16,782)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	—	43,360
Proceeds from exercise of stock options	4	1,315
Proceeds from Employee Stock Purchase Plan	382	432
Taxes withheld and paid related to net share settlement of equity awards	(150)	(3,234)
Deferred issuance costs	—	(364)
Net cash provided by financing activities	236	41,509
Net change in cash and cash equivalents	(97,945)	(20,038)
Cash and cash equivalents at the beginning of period	257,656	277,694
Cash and cash equivalents, at the end of period	$159,711	$257,656
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$279	$565
Operating right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,329

The accompanying notes are an integral part of these financial statements.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of the Business

Adicet Bio, Inc. (formerly resTORbio, Inc. (resTORbio)), together with its subsidiaries, (the Company) is a clinical stage biotechnology company discovering and developing allogeneic gamma delta T cell therapies for autoimmune diseases and cancer. The Company is advancing a pipeline of “off-the-shelf” gamma delta T cells, engineered with chimeric antigen receptors (CARs), to facilitate durable activity in patients. The Company's approach to activate, engineer, and manufacture allogeneic gamma delta T cell product candidates derived from the peripheral blood cells of unrelated donors allows it to generate new product candidates in a rapid and cost-efficient manner.

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $380.8 million as of December 31, 2023. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

On March 12, 2021, the Company entered into a Capital On Demand™ Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as sales agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of shares of common stock from time to time in “at-the-market” (ATM) offerings under a registration statement on Form S-3 (File No. 333-254193) (2021 Shelf Registration Statement) filed with the U.S. Securities and Exchange Commission (the SEC), which was declared effective on March 30, 2021. In August 2022, pursuant to the Sales Agreement and subject to the limitations thereof, the Company sold an aggregate of 2,611,723 shares of common stock at $17.23 per share resulting in net proceeds to the Company of $43.4 million after deducting sales agent commissions and expenses. In November 2022, the Company filed a new prospectus supplement to the 2021 Shelf Registration Statement for the offer and sale of up to $100.0 million of shares of common stock from time to time through the sales agent, which includes the $30.0 million of shares of common stock not sold under the original prospectus and up to an additional $70.0 million of shares of common stock (the ATM Program). During the year ended December 31, 2023, no shares were sold under the ATM Program.

Subsequent to December 31, 2023, the Company raised aggregate net proceeds of approximately $19.3 million through its ATM Program and approximately $91.8 million through an underwritten public offering (the Offering). Refer to Note 19. Subsequent Events for additional details on these financings subsequent to December 31, 2023.

The Company expects that its cash and cash equivalents, together with the proceeds raised subsequent to year-end through our ATM Program and the Offering, will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these consolidated financial statements.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

The quantitative impairment test involves comparing the fair value of the reporting unit to the carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. The Company performed an interim test for goodwill impairment in the third quarter of the fiscal year ended December 31, 2023 and determined that goodwill was impaired. For additional information regarding this assessment, refer to Note 16. Goodwill to our consolidated financial statements.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research and development of allogeneic gamma delta T cell therapies for autoimmune diseases and cancer. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are held at two financial institutions in the U.S. and one financial institution in Israel and such amounts may, at times, exceed insured limits. The Company invests its cash equivalents in money market funds and treasury securities. The Company limits its credit risk associated with cash equivalents by placing them with banks and institutions it believes are highly creditworthy and in highly rated investments. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

The Company has one customer, Regeneron, which represents 100% of the Company’s total revenue during the year ended December 31, 2022 (see Note 8). The Company did not have any revenue for the year ended December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2023 and 2022, cash and cash equivalents consist of cash deposited with banks, investments in money market funds with maturities of three months or less from the date of purchase, and overnight treasury securities.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments of the Company, including cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximate fair value due to their relatively short maturities.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three years. Leasehold improvements are amortized using the straight-line method over the lesser of the assets’ estimated useful lives or the remaining term of the lease. Maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, the cost and

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company performed a long-lived asset impairment test in conjunction with its goodwill impairment test in the third quarter of 2023 and concluded that there was no impairment of long-lived assets. There was also no impairment of long-lived assets for the year ended December 31, 2022.

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

All of the Company’s revenues for the year ended December 31, 2022 are derived through a license and collaboration agreement with Regeneron (see Note 8). The Company did not have any revenue for the year ended December 31, 2023.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including payroll and related expenses, costs for CDMOs, costs for CROs, materials, supplies, depreciation on and maintenance of research equipment, consulting costs, and the allocated portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, information technology costs and general support services. All costs associated with research and development are expensed within the consolidated statements of operations as incurred.

Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

Accrued CRO, CDMO, and Research and Development Expenses

The Company has entered into various agreements with CDMOs and CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced are included in accrued and other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CDMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets on the consolidated balance sheets until the services are rendered. Through December 31, 2023 there had been no material adjustments to the Company’s prior period estimates of accrued research and development expenses.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. The Company’s potentially dilutive shares, which include outstanding stock options, Employee Stock Purchase Plan (ESPP) awards and unvested restricted stock units (RSUs), are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed earnings as if all income (loss) for the period had been distributed. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Since the

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than as disclosed in these notes to the consolidated financial statements. Refer to Note 17. Subsequent Events.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB under its ASC or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For SEC filers that are eligible to be smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-13 in the first quarter of 2023. The impact on its consolidated financial statements and related disclosures was not material.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. SEC filers that are eligible to be smaller reporting companies should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 in the first quarter of 2023. The impact on its consolidated financial statements and related disclosures was not material.

Accounting Pronouncements Not Yet Adopted

In September 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and usefulness of income tax disclosures. This amendment requires public issuers to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income, or loss, by the applicable statutory income tax rate. Additionally, this amendment requires issuers to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes as well as the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). For SEC filers, this ASU is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact the adoption that this ASU will have on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy which establishes three level of inputs that may be used to measure fair value, as follows:

Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (2)	$115,143	$—	$—	$115,143
Total fair value of assets	$115,143	$—	$—	$115,143

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1) (3)	$75,701	$—	$—	$75,701
Total fair value of assets	$75,701	$—	$—	$75,701

(1)
Included in cash and cash equivalents in the consolidated balance sheets.
(2)
Treasury securities are included within Level 1 of the fair value hierarchy because they are actively traded and valued using quoted market prices.
(3)
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid insurance	$1,014	$1,251
Prepaid software subscription and licensing fees	582	529
Prepaid maintenance	373	295
Prepaid professional services	82	44
Prepayments to CROs and CDMOs	53	492
Interest receivable	—	435
Other prepaid expenses and current assets	457	336
Total prepaid expenses and other current assets	$2,561	$3,382

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	December 31, 2023	December 31, 2022
Leasehold improvements	Lesser of useful life or lease term	$26,643	$19,959
Laboratory equipment	3	13,165	7,503
Furniture and fixtures	3	951	184
Software	3	411	353
Construction in progress	—	265	9,292
Computer equipment	3	189	172
Property and equipment, gross		41,624	37,463
Less: Accumulated depreciation and amortization		(14,847)	(8,753)
Property and equipment, net		$26,777	$28,710

All of the Company’s property and equipment as of December 31, 2023 and 2022 is located in the U.S. Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $6.1 million and $2.6 million, respectively. The increase in expense is primarily due to the completion and subsequent depreciation of the Company's good manufacturing practice (GMP) cell processing and vector manufacturing suite at the Company's office in Redwood City, California (1000 Bridge Parkway) which was completed in February 2023.

Construction in progress has decreased by $9.0 million during the year ended December 31, 2023, compared to the balance at December 31, 2022, due to the Company's completion of the Company's GMP cell processing and vector manufacturing suite in February 2023. The remaining $0.3 million in construction in progress as of December 31, 2023 is primarily related to lab and computer equipment not yet placed into service.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation	$6,514	$5,703
Accrued CDMO costs	5,679	4,390
Accrued professional services	625	1,356
Accrued other research and development expenses	354	674
Accrued CRO costs	257	657
Accrued other liabilities	12	31
Total accrued and other liabilities	$13,441	$12,811

7. Term Loan

On April 28, 2020, the Company entered into a Loan and Security Agreement (the Loan Agreement) as amended on July 8, 2020, September 14, 2020, September 15, 2020, October 21, 2021, December 2, 2022 (the 2022 Loan Amendment) and May 30, 2023 with Banc of California (formerly known as Pacific Western Bank) to finance leasehold improvements for the facilities in Redwood City, CA and other purposes permitted under the Loan Agreement. Under the October 21, 2021 amendment, Banc of California will provide one or more Term Loans (as defined in the 2021 Loan Amendment), as well as Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. The aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million.

On March 13, 2023, the Company and Banc of California executed a letter agreeing that, notwithstanding the covenants included in the 2022 Loan Amendment, until June 30, 2023 (i) the Company and its subsidiaries will not be required to maintain the lesser of $200 million or seventy percent (70%) of its combined balances in demand deposit accounts, money

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

market funds and/or insured cash sweep (ICS) accounts with Banc of California and (ii) the Company must maintain its combined balances at Banc of California or its affiliates, including Pacific Western Asset Management (the Letter).

On May 30, 2023, the Company further amended its Loan Agreement with Banc of California (the 2023 Loan Amendment). Pursuant to the 2023 Loan Amendment, the Company must maintain the lesser of (i) $35.0 million or (ii) all of the Company’s combined balances in demand deposit accounts, money market accounts, and/or insured cash sweep accounts with Banc of California. If the Company’s total cash and investments drop to less than $35.0 million, the 2023 Loan Amendment permits the Company to maintain cash and/or investments in one or more accounts outside of Banc of California up to a total of $2.5 million.

As of December 31, 2023, the Company has $12.7 million available under the Loan Agreement. Additionally, as of December 31, 2023, the Company is in compliance with such covenants as stated in the 2023 Loan Amendment and had no indebtedness outstanding under the Loan Agreement.

8. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of December 31, 2023. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through December 31, 2023.

On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002, an allogeneic gamma delta CAR T cell therapy directed against Glypican-3, pursuant to the Regeneron Agreement. In conjunction with the exercise of the option, Regeneron paid an exercise fee of $20.0 million to the Company on January 28, 2022, and the Company completed the transfer of the associated license rights to Regeneron during the first quarter of 2022. The $20.0 million option exercise fee, plus $5.0 million of revenue recognized relating to the combined performance obligation, resulted in an aggregate of $25.0 million recorded as revenue for the year ended December 31, 2022. The Company's obligations under the combined performance obligation were completed during the year ended December 31, 2022.

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

As of December 31, 2023 and 2022, there were no contract assets related to the Regeneron Agreement. The following tables present changes in the Company’s contract liabilities for the years ended December 31, 2023 and 2022 (in thousands):

Twelve Months Ended December 31, 2023	Balance at Beginning of Period	Deductions	Balance at End of Period
Contract liability	$—	$—	$—

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Twelve Months Ended December 31, 2022	Balance at Beginning of Period	Deductions (1)	Balance at End of Period
Contract liability	$4,805	$(4,805)	$—

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

On a cumulative basis as of December 31, 2023, the Company has incurred and expensed $1.0 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

On January 9, 2023, Adicet Therapeutics entered into a third lease amendment with Westport Office Park, LLC (the Third Amendment). The Third Amendment further amends the Redwood City Lease and increases the tenant improvement allowance as of January 1, 2023 by an additional $3.0 million. The Company fully utilized the allowance for the continued buildout of office and laboratory space at 1000 Bridge Parkway in 2023. Per the terms of this amendment, this additional allowance will be repaid through equal monthly payments of principal amortization and interest on a monthly basis over the term of the lease at an interest rate of eight percent (8%) per annum. The Company received the allowance on February 21, 2023 and increased the operating lease liability accordingly.

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

Boston

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

In 2018, the Company entered into a lease agreement, as amended in 2019, for office space at 500 Boylston St, Boston, Massachusetts (500 Boylston Lease). Under the terms of the 500 Boylston Lease, the Company was permitted to assign, sublease or transfer this lease, with the consent of the landlord.

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of December 31, 2023 is as follows (in thousands):

December 31, 2023
2024	722
2025	736
2026	438
2027 and thereafter	—
Total	$1,896

The Company recognized rent expense, net of sublease income, of $4.0 million and $3.9 million for the years ended December 31, 2023 and 2022, respectively.

Further, the Company remains liable for the remaining lease payments under the 500 Boylston Lease, totaling $1.7 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2023 were as follows (in thousands):

December 31, 2023
2024	5,015
2025	4,662
2026	4,009
2027 and thereafter	12,090
Total undiscounted lease payments	25,776
Less: imputed interest	4,852
Total operating lease liability	20,924
Less: current portion	3,221
Operating lease liability, net of current maturities	$17,703

The IBR and the remaining lease terms of our facilities and their weighted average IBR and remaining terms are as follows as of December 31, 2023:

Lease Locations	IBR	Remaining Terms (in years)
Redwood City, CA (1000 Bridge Parkway)	6.90%	6.20
Redwood City, CA (1200 Bridge Parkway)	6.80%	1.50
Boston, MA	9.30%	2.60
Weighted Average	7.10%	5.70

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the year ended December 31, 2023 (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Lease Cost
Operating lease cost	$4,510	$4,508
Short-term lease cost	195	133
Sublease income	(714)	(704)
Total lease cost	$3,991	$3,937
Other Information
Operating cash flows used for lease liabilities	$(99)	$2,264
Weighted-average remaining lease term - operating leases	5.7	6.5
Weighted-average discount rate - operating leases	7.1%	7.1%

As of December 31, 2023, operating right-of-use assets were $17.4 million and operating lease liabilities were $20.9 million. The Company has no material finance leases.

The Company maintains letters of credit of $2.1 million and $0.2 million in connection with the Company’s office leases in Redwood City, CA and Boston, MA, respectively.

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

10. Stockholders' Equity

Common Stock

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock as of December 31, 2023.

Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company subject to the prior rights of the preferred stockholders. As of December 31, 2023, no dividends on common stock had been declared by the Board of Directors.

The Company has the following shares of common stock reserved for future issuance:

	December 31, 2023	December 31, 2022
Stock options and restricted stock units available for future grant	2,473,485	2,871,705
Stock options issued and outstanding	9,383,105	6,203,020
Unvested restricted stock units	454,200	197,580
Total common stock reserved	12,310,790	9,272,305

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

11. Stock-Based Compensation

Stock-based Compensation Expense

The following table presents stock-based compensation expense as reflected in the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$9,143	$7,225
General and administrative	11,116	9,901
Total stock-based compensation	$20,259	$17,126

The following table presents stock-based compensation expense by type of award (in thousands):

	Year Ended December 31,
	2023	2022
Stock options	$18,060	$14,054
Restricted stock units (including performance-based RSUs)	2,023	2,878
Employee Stock Purchase Plan	176	194
Total	$20,259	$17,126

Stock Options

A summary of stock option activity for the year ended December 31, 2023 is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	6,203,020	$14.44	8.4	$780
Options granted	4,293,442	$5.36
Options exercised	(946)	$4.76
Options forfeited or cancelled	(1,112,411)	$10.59
Outstanding, December 31, 2023	9,383,105	$10.64	8.2	$45
Options exercisable, December 31, 2023	3,984,821	$13.65	7.4	$6
Vested and expected to vest, December 31, 2023	9,383,105	$10.64	8.2	$45

The assumptions used in the Black Scholes Model to calculate stock-based compensation are as follows:

	Year Ended December 31,
	2023	2022
Fair value of common stock	$1.32 - $9.15	$8.94 - $19.97
Expected term (years)	5.5 - 6.1 years	5.5 - 6.1 years
Volatility	83.25% - 92.87%	77.4% - 81.7%
Risk free rates	3.5% - 4.86%	1.6% - 4.22%
Dividend rate	0.0%	0.0%

The fair value of each stock option was estimated at the date of grant using a Black-Scholes option-pricing model using the following assumptions:

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at December 31, 2023 and 2022. The aggregate intrinsic value of stock options exercised during the years ended on December 31, 2023 and 2022 was less than $0.1 million and $1.0 million, respectively.

The total fair value of options that vested during the years ended December 31, 2023 and 2022 was $17.9 million and $13.4 million, respectively. The options granted during the years ended December 31, 2023 and 2022 had a weighted-average per share grant-date fair value of $3.94 per share and $10.07 per share, respectively.

As of December 31, 2023, the total unrecognized stock-based compensation expense related to unvested stock options was $31.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.

Restricted Stock Units

The summary of RSU activity and related information for the year ended December 31, 2023 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	197,580	$7.80
RSUs granted	513,700	$7.47
RSUs vested	(194,455)	$7.43
RSUs forfeited	(62,625)	$7.07
Outstanding, December 31, 2023	454,200	$7.69

The Company granted 513,700 RSU's in the year ended December 31, 2023. The Company did not grant any RSU's in the year ended December 31, 2022. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2023 was $7.69.

As of December 31, 2023, there was approximately $2.4 million of unrecognized compensation cost related to unvested RSUs that the Company expects to recognize over a remaining weighted-average period of approximately 2.1 years.

Option repricing

On August 8, 2023, the board of directors approved a stock option repricing (the Option Repricing) to be effective on August 14, 2023 (the Effective Date) in accordance with the terms of the Company’s 2015 Stock Incentive Plan and 2018 Plan (together, the Plans). Pursuant to the Option Repricing, and subject to a one year cliff period, the exercise price of each stock

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

option previously granted under the Plans, totaling 6,431,910 options, was amended to reduce the exercise price of such options to $2.14 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the Effective Date. Under the terms of the Option Repricing, a repriced option will revert to its original exercise price if, prior to the one year anniversary of the Effective Date, (a) the option holder’s employment is terminated by the Company with cause or by the option holder or (b) the option is exercised.

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in an incremental compensation cost of approximately $4.6 million, which was calculated based on the difference between the fair value of the stock options before the repricing and the fair value as of the Effective Date, using the Black-Scholes option-pricing model. Of the incremental compensation cost, $1.3 million was recognized in the year ended December 31, 2023, and the remaining amount, less any employee terminations, will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the consolidated statements of operations.

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

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Net loss - basic and diluted	$(142,658)	$(69,790)
Weighted-average shares used in computing net loss per share, basic and diluted	43,042,405	41,080,286
Net loss per share, basic and diluted	(3.31)	(1.70)

The Company's potentially dilutive shares as of December 31, 2023 and 2022, which include outstanding stock options and unvested RSUs, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of December 31,
	2023	2022
Options to purchase common stock	9,383,105	6,203,020
Unvested restricted stock units	454,200	197,580
Total	9,837,305	6,400,600

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

13. Income Taxes

The components of the provision for (benefit from) income taxes are as follows (in thousands):

December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Provision for (benefit from) income taxes	$—	$—

There was no income tax expense nor benefit for the years ended December 31, 2023 and 2022.

For the rate table below the (provision for) benefit from income taxes differ from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
Tax credits	—	(2.5)%
State income taxes	(8.3)%	8.5%
Change in valuation allowance	(7.0)%	(23.2)%
162m limitation	—	(1.5)%
Stock-based compensation	(2.7)%	(2.3)%
Goodwill Impairment	(2.9)%	—
Other permanent differences	(0.1)%	(0.2)%
Provision for income taxes	(0.0)%	(0.0)%

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	December 31,
	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$65,601	$68,499
Operating lease right-of-use asset liability	4,414	5,641
Deferred revenue	—	—
Stock-based compensation	2,285	1,846
Intangible assets	704	1,060
Fixed assets	768	574
Accruals and reserves	1,074	1,480
Sec 174 Capitalized R&D	27,871	15,803
Research and development credit carryforwards		26
Tax credits	28
Gross deferred tax assets	102,745	94,928
Less: Valuation allowance	(99,069)	(89,490)
Deferred tax assets, net of valuation allowance	3,676	5,439
Deferred tax liabilities:
Fixed assets	—	—
Basis Difference IPR&D	—	—
Operating lease right-of-use asset	(3,676)	(5,439)
Net deferred tax assets	$—	$—

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

On September 15, 2020 Adicet Bio and resTORbio completed the Merger upon which Adicet Bio became the parent company of the consolidated group. The Merger did not create a step up in basis for tax basis of the asset as it was considered a tax-free merger. The above deferred tax table includes deferred related to resTORbio.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017, no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. As a result the Company capitalized such costs in its 2023 income tax provision, resulting in an increase in deferred tax assets.

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

The valuation allowance increased by $9.6 million and by $16.3 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had net operating loss carryforwards of $294.8 million, $12.1 million, and $16.1 million to reduce future taxable income, if any, for federal, state and foreign income tax purposes, respectively. Of the federal net operating loss carryforwards, $7.5 million will begin to expire in 2036 if not utilized, and $287.3 million can be carried forward indefinitely. The state carryforwards will begin to expire in 2035.

The Company also had approximately $11.3 million of federal and $6.4 million of California research and development tax credit carryforwards available to offset future taxable income as of December 31, 2023. The federal credits begin to expire in 2041 and the California research credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company has experienced an ownership change, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation. As of December 31, 2023, the ownership change analysis has not been completed, however no material tax attributes are expected to be limited for full use before their respective carryforward periods expires.

The Company files income tax returns in the United States federal jurisdiction, California, Massachusetts and Israel. The tax years 2016 to 2023 remains open to United States federal and state examination to the extent of the utilization of net operating loss and credit carryovers. Additionally, the Company is currently undergoing an audit with California’s Franchise Tax Board (FTB) regarding the apportionment of revenue for the tax year 2017 and may be obligated to make future payments to the state related to this tax year depending on the outcome of the examination. The Company is evaluating the FTB's proposal and assessing its course of action.

As of December 31, 2023, the Company had unrecognized tax benefits of $0.8 million related to the transfer of certain intellectual property from its Israeli subsidiary. In addition, as of December 31, 2023, the Company had unrecognized tax benefits of $17.7 million related to the federal and state research and development credits as a result of no formal research credit study performed.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at the beginning of the year	$9,759	$4,040
Adjustment based on tax positions related to prior year	5	(2)
Adjustment based on tax positions related to current year	8,698	5,721
Balance at the end of the year	$18,462	$9,759

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense (benefit). Management determined that no accrual for interest and penalties was required as of December 31, 2023.

14. Related Party Transactions

As of December 31, 2023, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the year ended December 31, 2023, the Company recorded no revenue from the Regeneron Agreement. See Note 8 for a discussion of the Regeneron Agreement.

15. Defined Contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time United States employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2023 and 2022, the Company made aggregate matching contributions of $1.2 million and $0.8 million, respectively.

16. Goodwill

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

During the third quarter of 2023, the Company experienced a significant decline in its stock price. As of September 30, 2023, the Company’s stock price declined 44% from its closing stock price on June 30, 2023, and the decline in stock price was sustained. The Company determined that this decline in stock price and market capitalization of the Company constituted a substantive change in circumstances that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. Accordingly, the Company tested its goodwill for impairment as of September 30, 2023 (the Interim Testing Date).

In determining the fair value of the Company’s sole reporting unit for the interim impairment analysis as of the Interim Testing Date, the Company used a market-based approach, and the primary input in this approach was a quoted market price in an active market. To determine the estimated fair value of the Company’s single reporting unit, the Company calculated its market capitalization based on its stock price. Based on the Company’s interim impairment analysis as of the Interim Testing Date, the carrying value of the Company’s single reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed. In performing step two of the goodwill impairment test, the Company utilized observable inputs and concluded that an impairment charge was necessary for the full amount of goodwill. As a result of the step two evaluation, the Company recorded a goodwill impairment charge of $19.5 million during the three month period ended September 30, 2023. This impairment charge reduced the balance of goodwill to $0.

17. Subsequent Events

ATM Program

In January 2024, 6,350,000 shares of common stock were issued in a series of sales in accordance with the ATM Program, at an average price of $3.13 per share for aggregate net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales.

Underwritten Public Offering

On January 22, 2024, Adicet entered into an Underwriting Agreement (the Underwriting Agreement) with Jefferies LLC and Guggenheim Securities, LLC (the Underwriters) related to an underwritten public offering (the Offering) of 27,054,667 shares (the Shares) of common stock of the Company, par value $0.0001 per share (the Common Stock), and, in lieu of Common Stock to an investor, pre-funded warrants (the Pre-Funded Warrants) to purchase 8,445,333 shares of Common Stock (the Warrant Shares). The Shares were sold at a public offering price of $2.40 per share and the Pre-Funded Warrants were sold at a public offering price of $2.3999 per underlying share, which represents the per share public offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. The purchase price paid by the

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Underwriters to the Company was $2.256 per Share and $2.2559 per Pre-Funded Warrant, representing a discount to the Underwriters of 6.0%. In addition, the Company granted the Underwriters an option exercisable for 30 days from the date of the Underwriting Agreement to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 5,325,000 shares of Common Stock. On January 23, 2024, the Underwriters exercised this option in full. The Company received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.8 million. The Company may receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.

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

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 24, 2024).

10.1

Loan and Security Agreement, dated as of April 28, 2020, by and between Banc of California, Inc. and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.2

First Amendment to Loan and Security Agreement, dated as of July 8, 2020, by and between Banc of California, Inc. and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.3

Second Amendment to Loan and Security Agreement, dated as of September 14, 2020, by and between Banc of California, Inc. and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.4

Third Amendment to Loan and Security Agreement, dated as of September 15, 2020, by and between Banc of California, Inc. and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.5

Change Order No. 1, dated September 23, 2021, by and between Adicet Therapeutics, Inc. and CP Enterprises, Inc. d/b/a CP Construction (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on March 24, 2022).

10.6

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

10.9+

Antibody Discovery Agreement, dated as of March 23, 2021, by and between the Registrant and Twist Bioscience Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on November 8, 2022).

10.10+

First Amendment to Antibody Discovery Agreement, dated as of November 8, 2022, by and between the Registrant and Twist Bioscience Corporation (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2023).

10.11+

Fourth Amendment to Loan and Security Agreement, dated as of October 21, 2021, between Adicet Therapeutics, Inc. and Banc of California, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 25, 2021).

10.12

Fifth Amendment to Loan and Security Agreement, dated as of December 2, 2022, between Adicet Therapeutics, Inc. and Banc of California, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on December 8, 2022).

10.13

Unconditional Secured Guaranty, dated September 15, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.14+

Affirmation and Amendment of Guaranty, dated as of October 21, 2021, between the Registrant and Banc of California, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 25, 2021).

10.15#

Second Amended and Restated 2018 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 5, 2023).

10.16#

2017 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018).

10.17#

2015 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.18#

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

10.20#	First Amendment to the 2022 Inducement Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2023).

10.21#	Form of Employment Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

10.22

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2022).

10.23#

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on May 9, 2023).

10.24#

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

10.26

First Amendment to Lease, dated as of December 30, 2020, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 5, 2021).

10.27

Third Amendment to Lease, dated as of January 9, 2023, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2023).

10.28

Office Lease Agreement, dated as of January 8, 2018, by and between resTORbio, Inc. and 500 Boylston and 222 Berkeley Owner (DE) LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018).

10.29

First Amendment to Office Lease, dated as of April 1, 2019, by and between resTORbio, Inc. and 500 Boylston and 222 Berkeley Owner (DE) LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on May 15, 2019).

10.30

Sublease Agreement, dated as of July 19, 2021, by and between Adicet Bio, Inc. and RFS Opco LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on July 23, 2021).

10.31

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

10.32+

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

10.35+

License and Collaboration Agreement, dated as of July 29, 2016, by and between Adicet Bio, Inc. and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.36+

Amendment No. 1 to License and Collaboration Agreement, dated as of April 24, 2019, by and between Adicet Bio, Inc. and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.37

Sixth Amendment to Loan and Security Agreement, dated as of May 30, 2023, by and between Banc of California, Inc. and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 5, 2023).

10.38

Fourth Amendment to Lease, dated as of August 7, 2023, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on August 9, 2023).

10.39*+	Membership Agreements, dated January 19, 2024 and March 12, 2024, by and between the Registrant and Industrious Bos 131 Dartmouth Street LLC.

19.1*	Adicet Bio, Inc. Insider Trading Policy.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 12, 2021).

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1#*	Adicet Bio, Inc. Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

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

Adicet Bio, Inc.

Date: March 19, 2024	By:	/s/ Chen Schor
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

Signature	Title	Date

/s/ Chen Schor
Chen Schor	President, Chief Executive Officer and Director (principal executive officer)	March 19, 2024
/s/ Nick Harvey
Nick Harvey	Chief Financial Officer (principal financial officer and principal accounting officer)	March 19, 2024
/s/ Jeffrey Chodakewitz
Jeffrey Chodakewitz, M.D.	Director	March 19, 2024
/s/ Steve Dubin
Steve Dubin	Director	March 19, 2024
/s/ Carl L. Gordon
Carl L. Gordon, Ph.D.	Director	March 19, 2024
/s/ Aya Jakobovits
Aya Jakobovits, Ph.D.	Director	March 19, 2024
/s/ Michael Kauffman
Michael Kauffman, M.D., Ph.D	Director	March 19, 2024
/s/ Katie Peng
Katie Peng	Director	March 19, 2024
/s/ Andrew Sinclair
Andrew Sinclair, Ph.D.	Director	March 19, 2024