Form 10-Q
period 2024-03-31
Adicet Bio, Inc.
filed 2024-05-14
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 82,173,503 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Although we have commenced manufacturing operations at our manufacturing facility, we currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including ADI-001. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
•
We currently have a limited number of authorized shares of common stock available for future issuance and submitted a proposal for approval at our 2024 Annual Meeting of Stockholders (2024 Annual Meeting) to increase the number of shares authorized under our certificate of incorporation. An inability to secure the requisite stockholder approval of this proposal at our 2024 Annual Meeting could materially and adversely impact our ability to obtain future financing, engage in strategic transactions, issue equity compensation and fund our operations.

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
•
potential stockholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$247,589	$159,711
Prepaid expenses and other current assets	2,761	2,561
Total current assets	250,350	162,272
Property and equipment, net	25,407	26,777
Operating lease right-of-use asset	16,647	17,424
Other non-current assets	691	822
Total assets	$293,095	$207,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,542	$2,625
Accrued and other current liabilities	11,597	13,441
Operating lease liability	3,322	3,221
Total current liabilities	17,461	19,287
Operating lease liability, net of current portion	16,714	17,703
Other non-current liabilities	116	130
Total liabilities	34,291	37,120
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 82,169,503 and 43,270,386 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8	4
Additional paid-in capital	667,584	550,943
Accumulated deficit	(408,788)	(380,772)
Total stockholders’ equity	258,804	170,175
Total liabilities and stockholders’ equity	$293,095	$207,295

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	23,897	26,756
General and administrative	6,974	6,566
Total operating expenses	30,871	33,322
Loss from operations	(30,871)	(33,322)
Interest income	2,918	2,666
Interest expense	(2)	(19)
Other expense, net	(61)	(206)
Loss before income tax provision	(28,016)	(30,881)
Income tax provision	—	—
Net loss	$(28,016)	$(30,881)
Net loss per share, basic and diluted	$(0.35)	$(0.72)
Weighted-average common shares used in computing net loss per share, basic and diluted	79,071,652	42,955,688

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	43,270,386	$4	$550,943	$(380,772)	$170,175
Issuance of common stock upon exercise of stock options	88,283	—	189	—	189
Issuance of common stock upon vesting of restricted stock	148,980	—	—	—	—
Shares withheld for taxes	(67,813)	—	(141)	—	(141)
Issuance of common stock pursuant to at-the-market offering, net of issuance costs of $0.6 million	6,350,000	1	19,265	—	19,266
Issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs of $6.3 million	32,379,667	3	91,649	—	91,652
Stock-based compensation expense	—	—	5,679	—	5,679
Net income	—	—	—	(28,016)	(28,016)
Balance at March 31, 2024	82,169,503	$8	$667,584	$(408,788)	$258,804

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

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(28,016)	$(30,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,651	1,254
Noncash lease expense	777	561
Stock-based compensation expense	5,679	4,765
Amortization of deferred debt issuance costs	39	17
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(200)	214
Other non-current assets	92	84
Accounts payable	(208)	(2,333)
Operating lease liability	(888)	2,474
Accrued and other current and non-current liabilities	(1,775)	(249)
Net cash used in operating activities	(22,849)	(24,094)
Cash flows from investing activities
Purchases of property and equipment	(239)	(1,915)
Net cash used in investing activities	(239)	(1,915)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	19,266	—
Proceeds from issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs	91,652	—
Proceeds from exercise of stock options	189	3
Taxes withheld and paid related to net share settlement of equity awards	(141)	(10)
Net cash provided by (used in) financing activities	110,966	(7)
Net change in cash and cash equivalents	87,878	(26,016)
Cash and cash equivalents at the beginning of period	159,711	257,656
Cash and cash equivalents, at the end of period	$247,589	$231,640
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$320	$1,081

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $408.8 as of March 31, 2024. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

On March 12, 2021, the Company entered into a Capital On Demand™ Sales Agreement (the JonesTrading Sales Agreement) with JonesTrading Institutional Services LLC, as sales agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of shares of common stock from time to time in “at-the-market” (ATM) offerings. In August 2022, pursuant to the JonesTrading Sales Agreement and subject to the limitations thereof, the Company sold an aggregate of 2,611,723 shares of common stock at $17.23 per share resulting in net proceeds to the Company of $43.4 million after deducting sales agent commissions and expenses. In November 2022, the Company filed a new prospectus supplement to the 2021 Shelf Registration Statement for the offer and sale of up to $100.0 million of shares of common stock from time to time through the sales agent, which includes the $30.0 million of shares of common stock not sold under the original prospectus and up to an additional $70.0 million of shares of common stock (the JonesTrading ATM Program). In January 2024, the Company raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, the Company terminated the JonesTrading ATM Program.

On January 22, 2024, Adicet entered into an Underwriting Agreement (the Underwriting Agreement) with Jefferies LLC (Jefferies) and Guggenheim Securities, LLC (the Underwriters) related to an underwritten public offering (the Offering) of 27,054,667 shares (the Shares) of common stock of the Company, par value $0.0001 per share (the Common Stock), and, in lieu of Common Stock to an investor, pre-funded warrants (the Pre-Funded Warrants) to purchase 8,445,333 shares of Common Stock (the Warrant Shares). The Shares were sold at a public offering price of $2.40 per share and the Pre-Funded Warrants were sold at a public offering price of $2.3999 per underlying share, which represents the per share public offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to the Company was $2.256 per Share and $2.2559 per Pre-Funded Warrant, representing a discount to the Underwriters of 6.0%. In addition, the Company granted the Underwriters an option exercisable for 30 days from the date of the Underwriting Agreement to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 5,325,000 shares of Common Stock. On January 23, 2024, the Underwriters exercised this option in full. The Company received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.7 million. The Company may receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.

In March 2024, the Company entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of its Common Stock from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal. As of March 31, 2024, no shares of common stock have been sold under the Jefferies Sales Agreement.

The Company expects that its cash and cash equivalents, including the proceeds raised through the JonesTrading ATM Program and the Offering, will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these unaudited interim consolidated financial statements.

All of the Company’s revenue to date has been generated from a collaboration and license agreement (the Regeneron Agreement) with Regeneron Pharmaceuticals, Inc, (Regeneron). The Company does not expect to generate any significant product revenue until it obtains regulatory approval of and commercializes any of the Company’s product candidates or enters into additional collaborative agreements with third parties, and it does not know when, or if, either will occur. The Company expects to continue to incur significant losses for the foreseeable future, and it expects the losses to increase as the Company continues the development of, and seeks regulatory approvals for, its product candidates and begins to commercialize any approved products. The Company is subject to all of the risks typically related to the development of new product candidates, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology and it may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect its business.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the significant accounting policies during the three months ended March 31, 2024.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2024 and consolidated results of operations for the three months ended March 31, 2024 and 2023 and consolidated cash flows for the three months ended March 31, 2024 and 2023 have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (2)	$200,000	$—	$—	$200,000
Total fair value of assets	$200,000	$—	$—	$200,000

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (2)	$115,143	$—	$—	$115,143
Total fair value of assets	$115,143	$—	$—	$115,143

(1)
Included in cash and cash equivalents in the consolidated balance sheets.
(2)
Treasury securities are included within Level 1 of the fair value hierarchy because they are actively traded and valued using quoted market prices.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$795	$1,014
Prepaid software subscription and licensing fees	686	582
Prepaid maintenance	339	373
Prepaid employee benefits	292	—
Prepayments to CROs and CDMOs	36	53
Prepaid professional services	—	82
Other prepaid expenses and current assets	613	457
Total prepaid expenses and other current assets	$2,761	$2,561

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	March 31, 2024	December 31, 2023
Leasehold improvements	Lesser of useful life or lease term	$26,643	$26,643
Laboratory equipment	3	13,346	13,165
Furniture and fixtures	3	951	951
Construction in progress	—	366	265
Computer equipment	3	189	189
Software	3	411	411
		41,906	41,624
Less: Accumulated depreciation and amortization		(16,499)	(14,847)
Property and equipment, net		$25,407	$26,777

Depreciation and amortization expense was $1.7 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$4,117	$6,514
Accrued CDMO costs	5,991	5,679
Accrued professional services	826	625
Accrued other research and development expenses	277	354
Accrued CRO costs	383	257
Accrued other liabilities	3	12
Total accrued and other liabilities	$11,597	$13,441

7. Term Loan

On April 28, 2020, the Company entered into a Loan and Security Agreement (the Loan Agreement) as amended on July 8, 2020, September 14, 2020, September 15, 2020, October 21, 2021 (the 2021 Loan Amendment), December 2, 2022 (the 2022 Loan Amendment) and May 30, 2023 with Banc of California (formerly known as Pacific Western Bank) to finance leasehold improvements for the facilities in Redwood City, CA and other purposes permitted under the Loan Agreement. Under the 2021 Loan Amendment, Banc of California will provide one or more Term Loans (as defined in the 2021 Loan Amendment), as well as Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. Per the terms of the Loan Agreement, the aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million.

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

As of March 31, 2024, the Company had $12.7 million available under the Loan Agreement. Additionally, as of March 31, 2024, the Company was in compliance with such covenants as stated in the 2023 Loan Amendment and had no indebtedness outstanding under the Loan Agreement. In April 2024, the Term Loans under the Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remain available under the Loan Agreement as of the date of this Quarterly Report on Form 10-Q.

8. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of March 31, 2024. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through March 31, 2024.

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

On a cumulative basis as of March 31, 2024, the Company has incurred and expensed $1.0 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of March 31, 2024 is as follows (in thousands):

March 31, 2024
2024	$541
2025	736
2026	438
2027 and thereafter	—
Total	$1,715

Further, the Company remains liable for the remaining lease payments under the 500 Boylston Lease, totaling $1.5 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of March 31, 2024 were as follows (in thousands):

March 31, 2024
2024	3,774
2025	4,662
2026	4,009
2027	3,714
2028 and thereafter	8,376
Total undiscounted lease payments	24,535
Less: imputed interest	(4,499)
Total operating lease liability	20,036
Less: current portion	(3,322)
Operating lease liability, net of current maturities	$16,714

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the quarter ended March 31, 2024 (in thousands):

Three Months Ended
March 31, 2024
Lease Cost
Operating lease cost	$1,139,001
Short-term lease cost	29,571
Sublease income	(181,765)
Total lease cost	$986,807
Other Information
Operating cash flows used for lease liabilities	$(888)
Weighted-average remaining lease term - operating leases	5.5
Weighted-average discount rate - operating leases	7%

10. Stockholders' Equity

Common Stock

The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share, as of March 31, 2024.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of March 31, 2024, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	March 31, 2024	December 31, 2023
Stock options and restricted stock units available for future grant	800,665	2,473,485
Stock options issued and outstanding	12,712,774	9,383,105
Unvested restricted stock units	791,420	454,200
Common stock warrants issued and outstanding	8,445,333	—
Total common stock reserved	22,750,192	12,310,790

On January 22, 2024, the Company entered into the Underwriting Agreement with Jefferies and Guggenheim Securities, LLC, as representatives of the Underwriters, related to the Offering of 32,379,667 shares of our common stock, which included 5,325,000 shares sold and issued upon the exercise in full by the Underwriters of their option to purchase additional shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 8,445,333 shares of common stock. The pre-funded warrants were sold at a public offering price of $2.3999 per pre-funded warrant, which represents the per share public offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. The pre-funded warrants do not have an expiration date and are exercisable at any time. The pre-funded warrants are classified as equity within the Company's unaudited consolidated balance sheet. The Company received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.7 million. The Company may receive nominal proceeds, if any, from the exercise of the pre-funded warrants.

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of March 31, 2024:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Outstanding, December 31, 2023	—	—
Warrants issued	8,445,333	0.0001
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, March 31, 2024	8,445,333	0.0001

11. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,539	$2,207
General and administrative	3,140	2,558
Total stock-based compensation	$5,679	$4,765

Stock Options

A summary of stock option activity for the three months ended March 31, 2024 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	9,383,105	$10.64	8.2	$45
Options granted	3,565,150	$2.61
Options exercised	(88,283)	$2.14
Options forfeited or cancelled	(147,198)	$11.23
Outstanding, March 31, 2024	12,712,774	$8.44	8.5	$400
Options exercisable, March 31, 2024	4,429,344	$13.35	7.3	$20
Vested and expected to vest, March 31, 2024	12,712,774	$8.44	8.5	$400

The assumptions used in the Black-Scholes option-pricing model to calculate stock-based compensation are as follows:

	Three Months Ended March 31,
	2024	2023
Fair value of common stock	$2.35 - $3.12	$5.76 - $9.15
Expected term (years)	6.0 - 6.1	6.0 - 6.1
Volatility	82.15% - 84.06%	83.25% - 86.19%
Risk free rates	3.93% - 4.27%	3.55% - 4.22%
Dividend rate	0.0%	0.0%

Restricted Stock Units (RSUs)

The summary of RSU activity and related information for the three months ended March 31, 2024 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	454,200	$7.69
RSUs granted	488,300	$2.72
RSUs vested	(148,980)	$7.62
RSUs forfeited	(2,100)	$3.12
Outstanding, March 31, 2024	791,420	$4.61

Option repricing

On August 8, 2023, the board of directors approved a stock option repricing (the Option Repricing) to be effective on August 14, 2023 (the Effective Date) in accordance with the terms of the Company’s 2015 Stock Incentive Plan (the 2015 Plan) and Second Amended and Restated 2018 Stock Option and Incentive Plan (the 2018 Plan, and together with the 2015 Plan, the Plans). Pursuant to the Option Repricing, the exercise price of each stock option previously granted under the Plans, totaling 6,431,077 options, was amended to reduce the exercise price of such options to $2.14 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the Effective Date. Under the terms of the Option Repricing, a repriced option will revert to its original exercise price if, prior to the one year anniversary of the Effective Date, (a) the option holder’s employment is terminated by the Company with cause or by the option holder or (b) the option is exercised.

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.8 million was recognized in the three months ended March 31, 2024, and $2.2 million will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss - basic and diluted	$(28,016)	$(30,881)
Weighted-average shares used in computing net loss per share, basic and diluted	79,071,652	42,955,688
Net loss per share, basic and diluted	(0.35)	(0.72)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of March 31,
	2024	2023
Options to purchase common stock	12,712,774	8,141,595
Unvested restricted stock units	791,420	647,100
Total	13,504,194	8,788,695

13. Income Taxes

The Company recognized no income tax expense during the three ended March 31, 2024 and 2023. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of March 31, 2024.

14. Related Party

As of March 31, 2024, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the three months ended March 31, 2024, the Company recorded no revenue from the Regeneron Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, as supplemented by our subsequent filings with the SEC.

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

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is being developed for the potential treatment of autoimmune diseases and relapsed or refractory aggressive B cell non-Hodgkin's lymphoma (NHL). Our pipeline also includes our lead preclinical candidate, ADI-270, an armored gamma delta CAR T cell product candidate designed to address multiple CD70+ solid tumor and hematological malignancies indications, with renal cell carcinoma (RCC) as the initial indication. Our pipeline has several additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors. We expect to continue to develop product candidates in autoimmune diseases and cancer based on our gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR and other technology. We plan to file one new Investigational New Drug (IND) application every 12-18 months, including an IND for ADI-270 for the treatment of RCC in the second quarter of 2024.

ADI-001

Autoimmune Diseases

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for ADI-001 in lupus nephritis. Lupus nephritis is a serious complication of systemic lupus erythematosus (SLE) which affects approximately 40% of the estimated 322,000 patients with SLE in the U.S. We expect to initiate a Phase 1 clinical trial of ADI-001 for the treatment of lupus nephritis in the second quarter of 2024 and expand development efforts into one to two additional autoimmune indications in the second and third quarters of 2024, subject to clearance of INDs in those indications. We believe the potential market opportunity for ADI-001 in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes lupus nephritis), systemic sclerosis and idiopathic inflammatory myopathies.

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

ADI-270

ADI-270 is an investigational allogeneic gamma delta CAR T cell therapy targeting CD70 via the CD27-ligand for the treatment of RCC and with potential in other solid tumor indications. ADI-270 is designed to home to solid tumors, with a highly specific targeting moiety for CD70 and an armoring technology of transforming growth factor beta dominant-negative receptor to address immunosuppressive factors in the tumor microenvironment. Building on gamma delta 1 tissue tropism to solid tumors and three mechanisms of anti-tumor activity (CAR, innate and adaptive), CAR gamma delta 1 T cells may be well positioned to address solid tumors. We plan to file an IND application for ADI-270 in RCC in the second quarter of 2024 and provide clinical data in the first half of 2025, subject to regulatory clearance and study initiation activities. We are also considering potential expansion into additional CD70+ tumor indications in the first half of 2025, with potential clinical data from such studies in the second half of 2025, subject to regulatory clearance and study initiation activities.

Recent Developments

Underwritten Public Offering

On January 22, 2024, we entered into an Underwriting Agreement (the Underwriting Agreement) with Jefferies LLC (Jefferies) and Guggenheim Securities, LLC, as representatives of the underwriters (the Underwriters), related to an underwritten public offering (the Offering) of 32,379,667 shares of our common stock, which included 5,325,000 shares sold and issued upon the exercise in full by the Underwriters of their option to purchase additional shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 8,445,333 shares of common stock. The shares of common stock were sold at a public offering price of $2.40 per share and the pre-funded warrants were sold at a public offering price of $2.3999 per pre-funded warrant, which represents the per share public offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to us was $2.256 per share and $2.2559 per pre-funded warrant, representing a discount to the Underwriters of 6.0%. We received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.7 million. We may receive nominal proceeds, if any, from the exercise of the pre-funded warrants.

At-the-Market (ATM) Offering

In January 2024, we sold an aggregate of 6,350,000 shares of common stock in a series of sales in accordance with our ATM offering program (JonesTrading ATM Program) with JonesTrading Institutional Services LLC (JonesTrading), at an average price of $3.13 per share, for aggregate net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales.

On March 13, 2024, we delivered written notice to our Sales Agent to terminate our Capital on DemandTM Sales Agreement (the JonesTrading Sales Agreement) with JonesTrading, effective as of March 15, 2024, pursuant to Section 12(b) thereof. We are not subject to any termination penalties related to the termination of the JonesTrading Sales Agreement. Prior to termination, $64.9 million of shares had been sold and $80.1 million of shares remained available for sale pursuant to the JonesTrading Sales Agreement.

On March 22, 2024, we entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of our common stock, from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal (the Jefferies ATM Program). As of March 31, 2024, no shares of common stock have been sold under the Jefferies Sales Agreement.

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

Interest Expense

Interest expense consists primarily of the non-cash amortization of costs incurred in connection with the Loan Agreement (as defined in our Liquidity and Capital Resources section below).

Other Expense, Net

Other expense, net primarily consists of state franchise and capital taxes not related to income.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three months ended March 31,
	2024	2023	Change	% Change
Operating expenses
Research and development	23,897	26,756	(2,859)	(11%)
General and administrative	6,974	6,566	408	6%
Total operating expenses	30,871	33,322	(2,451)	(7%)
Loss from operations	(30,871)	(33,322)	(2,451)	(7%)
Interest income	2,918	2,666	252	9%
Interest expense	(2)	(19)	(17)	(89%)
Other expense, net	(61)	(206)	(145)	(70%)
Loss before income tax benefit	(28,016)	(30,881)	(2,865)	(9%)
Income tax provision	—	—	—	0%
Net loss	$(28,016)	$(30,881)	$(2,865)	(9%)

Research and development

	Three months ended March 31,
	2024	2023
Payroll and personnel expenses(1)	$10,719	$10,662
Costs incurred under agreements with consultants, CDMOs, and CROs	5,315	8,386
Lab materials, supplies and maintenance of equipment used for research and development activities	2,492	2,453
Other research and development expenses(2)	5,371	5,255
Total research and development expenses	$23,897	$26,756

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $2.9 million, or 11%, during the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in research and development expenses was primarily due to a net $3.1 million decrease in expenses related to CDMOs and other externally conducted research and development. The overall decrease was partially offset by a less than $0.1 million increase in payroll and personnel expenses resulting from an increase in overall headcount. There was also a less than $0.1 million increase in professional fees for the period.

General and administrative

General and administrative expenses increased by $0.4 million, or 6%, during the three months ended March 31, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation of $0.6 million and salaries of $0.2 million. The increase was partially offset by a $0.2 million decrease in contractor fees as well as a $0.1 million decrease in professional fees.

Interest income

Interest income increased by $0.3 million, or 9%, during the three months ended March 31, 2024 as compared to the same period in 2023, which was primarily due to higher interest rates as well as our investments in treasury securities.

Other expense, net

Other expense, net decreased by $0.1 million, or 70%, during the three months ended March 31, 2024 as compared to the same period in 2023. This was due to a decrease in franchise taxes and realized losses related to foreign exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In January 2024, we raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, we terminated the JonesTrading ATM Program and entered into the Jefferies ATM Program. As of March 31, 2024, no shares of common stock have been sold through the Jefferies ATM Program.

On January 22, 2024, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC (Jefferies) and Guggenheim Securities, LLC, as representatives of the underwriters (the Underwriters), related to an underwritten public offering (the Offering) of 32,379,667 shares of our common stock, which included 5,325,000 shares sold and issued upon the exercise in full by the Underwriters of their option to purchase additional shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 8,445,333 shares of common stock. The shares of common stock were sold at a public offering price of $2.40 per share and the pre-funded warrants were sold at a public offering price of $2.3999 per pre-funded warrant, which represents the per share public offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to us was $2.256 per share and $2.2559 per pre-funded warrant, representing a discount to the Underwriters of 6.0%. We received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.7 million. We may receive nominal proceeds, if any, from the exercise of the pre-funded warrants.

As of March 31, 2024, we had cash and cash equivalents of $247.6 million. We expect that the cash and cash equivalents will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loan Agreement

On April 28, 2020, we entered into a Loan and Security Agreement (the Loan Agreement) with Banc of California (formerly known as Pacific Western Bank) to finance leasehold improvements for our facilities in Redwood City, CA and other purposes permitted under the Loan Agreement. On October 21, 2021, we amended the Loan Agreement (as amended, the 2021 Loan Amendment) under which Banc of California will provide one or more Term Loans (as defined in the 2021 Loan Amendment), as well as certain Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. Per the terms of the Loan Agreement, the aggregate sum of the outstanding Term Loans and Non-Formula Ancillary Services shall at no time exceed $15.0 million, which each Term Loan to be in an amount of not less than $1.0 million. Pursuant to the 2021 Loan Amendment, the interest rate for the Term Loans shall be set at an annual rate equal to the greater of (i) 0.25% above the Prime Rate then in effect and (ii) 4.25%.

On December 2, 2022, we further amended the Loan Agreement (the 2022 Loan Amendment). The 2022 Loan Amendment extended the drawdown period for any Term Loan by one year, which expired on April 19, 2024. Furthermore, the 2022 Loan Amendment extended the final maturity date of any Term Loan by one year from October 19, 2025 to October 19, 2026, and the maturity date of non-formula ancillary services to November 30, 2023.

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

In April 2024, the Term Loans under our Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remain available. As of the date of this Quarterly Report on Form 10-Q, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

Future Funding Requirements

We recorded net loss of $28.0 million for the three months ended March 31, 2024. Prior to this period, we have recorded net losses since inception. As of March 31, 2024, we had an accumulated deficit of $408.8 million.

As of March 31, 2024, we had cash and cash equivalents of $247.6 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least twelve months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

All of our revenue to date has been generated from the our License and Collaboration Agreement (the Regeneron Agreement) with Regeneron Pharmaceuticals, Inc. (Regeneron). We do not expect to generate any significant product revenue until we obtain regulatory approval of and commercialize any of our product candidates or enter into additional collaborative agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(22,849)	$(24,094)
Investing activities	(239)	(1,915)
Financing activities	110,966	(7)
Net decrease in cash and cash equivalents	$87,878	$(26,016)

Cash Flows from Operating Activities

Net cash used in operating activities was $22.8 million for the three months ended March 31, 2024. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $8.1 million, and a net decrease in assets and liabilities of $3.0 million. Non-cash items primarily included depreciation and amortization of $1.7 million, stock-based compensation expense of $5.7 million and non-cash lease expense of $0.8 million. The net change in assets and liabilities was primarily due to a net decrease in accrued and other current non-current liabilities of $1.8 million, a decrease in operating lease liability of $0.9 million, a decrease in accounts payable of $0.2 million and a decrease in prepaid expenses and other current assets of $0.2 million. The decrease was partially offset by an increase in other non-current assets of $0.1 million.

Net cash used in operating activities was $24.1 million for the three months ended March 31, 2023. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $6.6 million, and a net increase in assets and liabilities of $0.2 million. Non-cash items primarily included depreciation and amortization of $1.3 million, stock-based compensation expense of $4.8 million, and non-cash lease expense of $0.6 million. The net change in assets and liabilities was primarily due to a net increase in operating lease liability of $2.5 million related to the additional tenant improvement allowance as part of the Third Amendment to the lease for our office and laboratory facility at 1000 Bridge Parkway, Redwood City, California (1000 Bridge Parkway), offset by a decrease in accounts payable of $2.3 million and a decreased in accrued and other current liabilities of $0.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2024, which consisted of purchases of property and equipment of $0.2 million, primarily related to activities at our GMP cell processing suite at 1000 Bridge Parkway.

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2023, which consisted of purchases of property and equipment of $1.9 million, primarily related to the construction of our GMP cell processing suite at 1000 Bridge Parkway.

Cash Flows from Financing Activities

Net cash provided by financing activities was $111.0 million for the three months ended March 31, 2024, which included approximately $91.7 million in net proceeds from the issuance of our common stock and pre-funded warrants in the Offering and approximately $19.3 million in net proceeds from the issuance of our common stock under the JonesTrading ATM Program.

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2023, which was related to cash paid for taxes withheld on the net share settlement of equity awards, offset by net proceeds from the issuance of common stock in connection with the exercise of stock options under our equity plans

Leases

We currently lease an office space in Boston, Massachusetts under a non-cancellable operating lease (the Boston Lease), with an expiration date of July 31, 2026. The Boston Lease was amended on April 1, 2019, to relocate into a premises in the same building with additional space. The initial annual base rent for this lease was $0.6 million and increases 2% annually. On July 19, 2021, we entered into a sublease agreement with the office space in Boston, Massachusetts (the Sublease Agreement). The term of the Sublease Agreement started on September 1, 2021 and will end on July 30, 2026. The aggregate base rent due to us under the Sublease Agreement is approximately $3.5 million. Pursuant to the Sublease Agreement, we agreed to transfer certain furniture located in the subleased premises to the sublessee for $1.00. We remain liable for the lease payments under the Boston Lease.

On October 28, 2018, Adicet Therapeutics executed a non-cancelable lease agreement for an office and laboratory facility at 1000 Bridge Parkway (the Redwood City Lease), with an expiration date of February 28, 2030. The initial annual base rent for the Redwood City Lease is an aggregate of $1.3 million, and such amount will increase 3% annually. On June 16, 2022, Adicet Therapeutics entered into a second amendment to the Redwood City Lease (the Second Amendment), which expands the space lease by 12,204 square feet (the Expansion Space). Adicet Therapeutics will pay a monthly fee for the Expansion Space increasing annually from approximately $73,000 to $78,000 over the thirty-six (36) month term of the Second Amendment. The Second Amendment also provides Adicet Therapeutics with an allowance to construct improvements to the Expansion Space. On January 9, 2023, Adicet Therapeutics entered into a third amendment of the Redwood City Lease (the Third Amendment). The Third Amendment increases the tenant improvement allowance as of January 1, 2023 by an additional $3.0 million. The additional allowance will be repaid through equal monthly payments of principal amortization and interest on a monthly basis over the term of the lease at an interest rate of eight percent (8%) per annum. On August 7, 2023, Adicet Therapeutics entered into the Fourth Amendment, which amends the period over which the tenant improvement allowance received in the Third Amendment will be amortized and identifies the monthly amortization payable by us.

On January 19, 2024, we entered into a membership agreement with Industrious Bos 131 Dartmouth Street LLC for office space at 131 Dartmouth Street, Boston, Massachusetts (the Dartmouth Street Agreement). The Dartmouth Street Agreement commenced on February 1, 2024 and expires on January 31, 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to accruals for CDMO, CRO and research and development expenses, and equity-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 19, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2024, we had cash and cash equivalents of $247.6 million, which consisted of cash and funds invested in treasury securities. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2024, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, our Annual Report on Form 10-K for the year ended December 31, 2023, and in other documents that we file with the SEC, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently: (i) net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales, from sales of our common stock under our “at-the-market” program in January 2024 and (ii) net proceeds of approximately $91.7 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten public offering in January 2024. For the three months ended March 31, 2024, we recorded net loss of $28.0 million. As of March 31, 2024, we had an accumulated deficit of $408.8 million.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $247.6 million in cash and cash equivalents as of March 31, 2024, we are capitalized into the second half of 2026. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T-cell therapies and those under development have shown frequent rates of cytokine release syndrome and neurotoxicity, and adverse events have resulted in the death of patients. Additionally, in November 2023, the FDA announced an investigation into reports of T-cell malignancies in patients who had received BCMA-directed or CD19-directed autologous CAR T cell immunotherapies. In January 2024, the FDA determined that new boxed warning language related to T-cell malignancies should be included in the labeling for all BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. While we believe our gamma delta T cell approach may lessen such results, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur and could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates . In addition, while we anticipate our focus on gamma delta T cells may lessen the likelihood of graft versus host disease relative to therapies relying on unrelated alpha beta T cells, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur.

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

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA for a clinical trial in patients with NHL. In December 2023, the FDA cleared our IND for a clinical trial of ADI-001 in LN patients. Our pipeline also includes ADI-270, an armored gamma delta CAR T cell product candidate targeting CD70+ cancers. We have several additional internal gamma delta T cell therapy programs in preclinical development. We previously announced our plan to file one new IND every 12-18 months, including an IND for ADI-270 in the second quarter of 2024. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND application for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

*A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.

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
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States; and
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

Furthermore, conducting clinical trials in countries outside the United States presents additional risks, including political and economic risks that are not present in the United States, such as armed conflict and economic embargoes or boycotts. We currently conduct and plan in the future to initiate clinical trials of ADI-001 at sites outside of the United States, which may be located in countries involved in or impacted by political unrest and conflicts. For example, while we currently do not expect armed conflicts, such as the conflicts between Russia and Ukraine or Israel and Hamas, or related developments to have a significant impact on our ability to obtain results from our clinical trials, further escalation (whether in these countries or surrounding areas) may adversely affect our ability to adequately conduct certain clinical trials and maintain compliance with relevant protocols due to, among other reasons, the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence, or other governmental action or other events that restrict movement. These developments may also result in our inability to access sites for monitoring or to obtain data from affected sites or patients going forward. We could also experience disruptions in our supply chain or limits to our ability to provide sufficient investigational materials in such countries and surrounding regions. Clinical trial sites may suspend or terminate the trials being conducted and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in such trials. Alternative sites in these areas may not be available and we may need to find other countries to conduct the relevant trials. Furthermore, military action may prevent the FDA or other regulatory agencies from inspecting clinical sites in these countries. Such interruptions may delay our plans for clinical development and approvals for our product candidates.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. Our pipeline also includes ADI-270, an armored gamma delta CAR T-cell product candidate targeting CD70+ cancers, in the preclinical development stage. In addition, we have several additional internal gamma delta T cell therapy programs in preclinical development. We plan to submit one new IND to the FDA every 12-18 months, including an IND for ADI-270 in the second quarter of 2024. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

Risks Related to Manufacturing

*Although we have commenced manufacturing operations at our manufacturing facility, we currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including ADI-001. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

Although we commenced manufacturing operations at our Redwood City facility, we rely and expect to continue to rely to a significant extent on third parties for the manufacture of our product candidates for preclinical and clinical development. We may not be able to achieve clinical or commercial manufacturing and cell processing on our own or through our CDMOs, including timely supply of “off-the-shelf” product to satisfy demands to support clinical trials of any of our product candidates. To the extent we are not able to obtain timely supply of “off-the-shelf” product, the anticipated timing for our clinical trials and the development of our product candidates could be adversely impacted. Very few companies have experience in manufacturing gamma delta T cell therapy derived from blood of unrelated donors, and gamma delta T cells require several complex manufacturing steps before being available as a mass-produced, “off-the-shelf” product. We have limited experience in managing the allogeneic gamma delta T cell engineering process, and our allogeneic processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by or on our behalf will result in T cells that will be safe and effective.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options that vest over time may be significantly affected by fluctuations in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. To provide added incentives to retain and motivate key contributors, our board of directors recently approved a stock option repricing in August 2023. Despite this, we may have difficulty retaining key personnel, which could adversely affect our business and further development of our product candidates. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Option Repricing” in our Annual Report on Form 10-K for the year ended December 31, 2023 for information about the stock option repricing.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $247.6 million in cash and cash equivalents as of March 31, 2024, we are capitalized into the second half of 2026. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. For further discussion on U.S. healthcare regulations, see the section entitled “Business–Government Regulation and Product Approval—Other U.S. Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

On March 13, 2023, we executed a letter agreeing that, notwithstanding the covenants included in the Fifth Amendment to the Loan Agreement, dated as of December 2, 2022, until June 30, 2023 (i) we and our subsidiaries will not be required to maintain the lesser of $200 million or seventy percent (70%) of our combined balances in demand deposit accounts, money market funds and/or insured cash sweep (ICS) accounts with Banc of California and (ii) we must maintain our combined balances at Banc of California or its affiliates, including Pacific Western Asset Management (the Letter). Upon executing the Letter, we wired $187.2 million from our ICS accounts at Banc of California to Pacific Western Asset Management who subsequently invested the funds into money market funds held in custody with U.S. Bank National Association.

On May 30, 2023, we entered into the Sixth Amendment to the Loan Agreement, dated as of May 30, 2023 (the 2023 Loan Amendment). Pursuant to the 2023 Loan Amendment, we must maintain the lesser of (i) $35.0 million or (ii) all of the Company’s combined balances in demand deposit accounts, money market accounts, and/or insured cash sweep accounts with Banc of California. If our total cash and investments drop to less than $35.0 million, the 2023 Loan Amendment permits us to maintain cash and/or investments in one or more accounts outside of Banc of California up to a total of $2.5 million. As of March 31, 2024, we were in compliance with such covenants.

Our failure to comply with the covenants in the Loan Agreement, including as a result of changing the position of certain of our accounts, failure to transfer funds back to Banc of California at expiration of the Letter, the occurrence of a material impairment in our prospect of repayment operations, business or financial condition, our ability to repay the loan, or in the value, perfection or priority of Banc of California’s lien on our assets, as determined by Banc of California, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent of Banc of California, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. The foregoing prohibitions and constraints on our operations could result in our inability to: (a) acquire promising intellectual property or other assets on desired timelines or terms; (b) reduce costs by disposing of assets or business segments no longer deemed advantageous to retain; (c) reallocate certain of our cash deposits and money market accounts depending on various global banking events; (d) stimulate further corporate growth or development through the assumption of additional debt; or (e) enter into other arrangements that necessitate the imposition of a lien on corporate assets. Moreover, if the conditions set forth in the consent provided by Banc of California are not satisfied, or if we do not comply with the terms of the Letter, we would effectively need to terminate the Loan Agreement and repay any outstanding loan funds or refinance the facility with another lender. As of the date of this Quarterly Report on Form 10-Q, no amounts have been drawn under the Loan Agreement.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of March 31, 2024, we had federal net operating loss carryforwards of approximately $294.8 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above or subject to other limitations, which could potentially result in increased future tax liability to us.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of March 31, 2024, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

In addition to the Regeneron collaboration described above, for some of our programs, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for discovery, development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators because, for example, third parties also have rights to allogeneic T cell technologies. For example, in April 2020, Johnson & Johnson entered into a collaboration agreement with Fate Therapeutics, a company that is also using allogeneic T cell technologies, for up to four CAR Natural Killer and CAR T-cell therapies. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail discovery efforts or the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential manufacture or commercialization, or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected.

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
•
increases in our expenses and reductions in our cash available for operations and other uses; and
•
disruption in our relationships with collaborators or suppliers as a result of such a transaction; and possible write-offs or impairment charges relating to acquired businesses or joint ventures.

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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of autoimmune diseases and cancer, we cannot accurately estimate the potential revenue from our product candidates. For further discussion on coverage and reimbursement matters, see the section entitled “Business–Government Regulation and Product Approval–Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. For further discussion on healthcare reform matters, see the section entitled “Business – Government Regulation and Product Approval – Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 42.1% of our outstanding voting common stock as of March 31, 2024. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our third amended and restated certificate of incorporation (certificate of incorporation) and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Our amended and restated bylaws specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or amended and restated bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (Delaware Forum Provision); provided, however, that the Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. This choice of forum provision contained in our amended and restated bylaws will not apply to any causes of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated bylaws described above; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

General Risk Factors

*We currently have a limited number of authorized shares of common stock available for future issuance and submitted a proposal for approval at our 2024 Annual Meeting of Stockholders (2024 Annual Meeting) to increase the number of shares authorized under our certificate of incorporation. An inability to secure the requisite stockholder approval of this proposal at our 2024 Annual Meeting could materially and adversely impact our ability to obtain future financing, engage in strategic transactions, issue equity compensation and fund our operations.

At our 2024 Annual Meeting, we are seeking approval of an amendment to our certificate of incorporation to increase the total number of authorized shares and the total number of authorized shares of our common stock by 150 million shares to 300 million shares. As of May 10, 2024, we had 82,173,503 shares of common stock, excluding any shares reserved under our stock option plans and the Jefferies ATM program. We are proposing the increase in authorized shares as we will likely need to issue additional shares of common stock in the future in connection with (i) potential financing transactions, such as public or private offerings of common stock or derivative securities, (ii) our equity incentive plans and employee stock purchase plan, (iii) acquisitions or such other strategic arrangements, and (iv) other corporate purposes that have not yet been identified.

Without an increase in the number of authorized shares under our certificate of incorporation, we may be constrained in our ability to raise capital when needed, and may lose important business opportunities, which could adversely affect our financial performance, growth and ability to continue our operations.

In addition, we are seeking approval of an amendment to our Second Amended and Restated 2018 Stock Option and Incentive Plan (the Plan) to increase the number of shares of common stock available for issuance as equity awards under the Plan. This proposal is contingent upon the approval of the amendment to our certificate of incorporation. Without an increase in the number authorized shares under our certificate of incorporation, we will also be constrained in our ability to issue equity awards to our employees, consultants and directors, which may impact our retention of key employees and our cash balance. Therefore, an inability to secure the requisite stockholder approval of the amendment to our certificate of incorporation at our 2024 Annual Meeting could materially and adversely impact could our business, financial condition or results of operations.

We are a Smaller Reporting Company (SRC) and the reduced disclosure requirements applicable to SRCs may make our common stock less attractive to investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) On January 22, 2024, Chen Schor, our President and Chief Executive Officer, terminated a trading plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Mr. Schor’s Rule 10b5-1 trading plan, adopted on September 27, 2023, provided for the sale from time to time of a maximum of 28,500 shares of our common stock pursuant to the terms of the plan. If Mr. Schor’s Rule 10b5-1 trading plan had not been terminated, it would have expired on September 7, 2025, or earlier if all transactions under the trading arrangement were completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

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

10.1 +

Membership Agreements, dated January 19, 2024 and March 12, 2024, by and between the Registrant and Industrious Bos 131 Dartmouth Street LLC (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K (Filed No. 001-38359) filed with the SEC on March 19, 2024).

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

ADICET BIO, INC.

Date: May 14, 2024	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: May 14, 2024	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)