Form 10-Q
period 2024-06-30
Adicet Bio, Inc.
filed 2024-08-13
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 82,400,960 shares of common stock, $0.0001 par value per share, outstanding.

i

Summary of the Material Risks Associated with Our Business

•
We have a limited operating history and face significant challenges and expenses as we build our capabilities.
•
Our business is highly dependent on the success of ADI-001 and ADI-270. If we are unable to obtain regulatory approval for ADI-001 or ADI-270 in one or more indications and effectively commercialize these product candidates for the treatment of patients in indications for which we receive approval (if any), our business would be significantly harmed.
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
•
The pharmaceutical industry in China is highly regulated and such regulations, including the Foreign Investment Law and the “negative list,” are subject to change which may affect development, approval and commercialization of our product candidates.
•
The uncertainties in the People’s Republic of China’s legal system regarding the Foreign Investment Law may subject our contractual arrangements to different interpretations or enforcement challenges, or subject us to severe penalties or force us to relinquish our interests in our operations.
•
Business disruptions, including armed conflicts, could seriously harm our future revenue and financial condition and increase our costs and expenses.
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

These forward-looking statements include, among other things, statements about:

•
the timing of and our ability to execute our clinical trials for ADI-001 in autoimmune indications and non-Hodgkin’s lymphoma (NHL), including the ability to successfully complete our Phase 1 clinical trial in NHL and lupus nephritis (LN) and initiate Phase 1 clinical trials in lupus erythematosus (SLE), systemic sclerosis (SSc) and antineutrophil cytoplasmic autoantibody associated vasculitis (AAV);
•
our expectations regarding our additional internal gamma delta T cell therapy programs in clinical and preclinical development, including ADI-270, and our ability to develop other product candidates in our research pipeline;
•
our expectations regarding site activation and enrollment for and the availability, timing and announcement of data from our Phase 1 clinical trials for ADI-001 and ADI-270;
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
•
our research and development activities in China and related contractual relationships;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$224,069	$159,711
Prepaid expenses and other current assets	4,284	2,561
Total current assets	228,353	162,272
Property and equipment, net	24,041	26,777
Operating lease right-of-use asset	15,855	17,424
Other non-current assets	593	822
Total assets	$268,842	$207,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,899	$2,625
Accrued and other current liabilities	12,584	13,441
Operating lease liability	3,421	3,221
Total current liabilities	17,904	19,287
Operating lease liability, net of current portion	15,711	17,703
Other non-current liabilities	116	130
Total liabilities	33,731	37,120
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 and 150,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 82,400,960 and 43,270,386 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8	4
Additional paid-in capital	673,792	550,943
Accumulated deficit	(438,689)	(380,772)
Total stockholders’ equity	235,111	170,175
Total liabilities and stockholders’ equity	$268,842	$207,295

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	25,901	28,362	49,797	55,118
General and administrative	6,948	6,528	13,922	13,093
Total operating expenses	32,849	34,890	63,719	68,211
Loss from operations	(32,849)	(34,890)	(63,719)	(68,211)
Interest income	2,999	2,615	5,917	5,279
Interest expense	—	(4)	(2)	(23)
Other expense, net	(51)	(124)	(113)	(329)
Loss before income tax provision	(29,901)	(32,403)	(57,917)	(63,284)
Income tax provision	—	—	—	—
Net loss	$(29,901)	$(32,403)	$(57,917)	$(63,284)
Net loss per share, basic and diluted	$(0.33)	$(0.75)	$(0.68)	$(1.47)
Weighted-average common shares used in computing net loss per share, basic and diluted	90,632,045	42,957,035	84,848,146	42,957,242

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	43,270,386	$4	$550,943	$(380,772)	$170,175
Issuance of common stock upon exercise of stock options	88,283	—	189	—	189
Issuance of common stock upon vesting of restricted stock	148,980	—	—	—	—
Shares withheld for taxes	(67,813)	—	(141)	—	(141)
Issuance of common stock pursuant to at-the-market offering, net of issuance costs of $0.6 million	6,350,000	1	19,265	—	19,266
Issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs of $6.3 million	32,379,667	3	91,649	—	91,652
Stock-based compensation expense	—	—	5,679	—	5,679
Net income	—	—	—	(28,016)	(28,016)
Balance at March 31, 2024	82,169,503	$8	$667,584	$(408,788)	$258,804
Issuance of common stock upon exercise of stock options	4,000	—	6	—	6
Issuance of common stock upon vesting of restricted stock	35,400	—	—	—	—
Purchase of common stock under Employee Stock Purchase Plan	192,057	—	198	—	198
Stock-based compensation expense	—	—	6,004	—	6,004
Net income	—	—	—	(29,901)	(29,901)
Balance at June 30, 2024	$82,400,960	$8	$673,792	$(438,689)	$235,111

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

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(57,917)	$(63,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,253	2,764
Noncash lease expense	1,570	1,335
Stock-based compensation expense	11,683	9,788
Amortization of deferred debt issuance costs	39	28
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,723)	186
Other non-current assets	190	177
Accounts payable	(775)	(1,624)
Operating lease liability	(1,792)	1,618
Accrued and other current and non-current liabilities	(799)	19
Net cash used in operating activities	(46,271)	(48,993)
Cash flows from investing activities
Purchases of property and equipment	(541)	(3,422)
Net cash used in investing activities	(541)	(3,422)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	19,266	—
Proceeds from issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs	91,652	—
Proceeds from exercise of stock options	195	4
Proceeds from Employee Stock Purchase Plan	198	225
Taxes withheld and paid related to net share settlement of equity awards	(141)	(10)
Net cash provided by financing activities	111,170	219
Net change in cash and cash equivalents	64,358	(52,196)
Cash and cash equivalents at the beginning of period	159,711	257,656
Cash and cash equivalents, at the end of period	$224,069	$205,460
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$256	$670

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

Adicet (Shanghai) Biotechnology Co., Ltd. (Adicet Shanghai) is a wholly owned subsidiary of Adicet Therapeutics and is located in Shanghai, China. Adicet Shanghai was founded in May 2024.

In May 2024, the Company initiated research and development activities in China through a series of contractual agreements entered into and among Shanghai Adicet Biotechnology Co., Ltd., a variable interest entity (the Adicet VIE), Adicet Shanghai, and the shareholders of the Adicet VIE. The Company is the primary beneficiary of the Adicet VIE which is considered a consolidated entity under accounting principles generally accepted in the United States of America (U.S. GAAP). The Company will consolidate the financial results of this entity into its consolidated financial statements in accordance with U.S. GAAP.

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $438.7 million as of June 30, 2024. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

In March 2024, the Company entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of its Common Stock from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal. As of June 30, 2024, no shares of common stock have been sold under the Jefferies Sales Agreement.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements and related disclosures have been prepared in conformity with U.S. GAAP.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the significant accounting policies during the six months ended June 30, 2024.

Principles of Consolidation

The Company assesses entities for consolidation based on the specific facts and circumstances surrounding that entity. The Company first considers whether an entity is considered a variable interest entity (VIE) and therefore whether to apply the consolidation guidance under the VIE model. Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities under the voting interest model.

An entity is considered to be a VIE if any of the following conditions exist: (i) the equity investment at risk is not sufficient to finance the activities of the entity without additional subordinated financial support, (ii) as a group, the holders of the equity investment at risk lack the power to direct the activities that most significantly impact the entity’s economic performance or the obligation to absorb the expected losses or right to receive the expected residual returns, and (iii) the voting rights of some holders of the equity investment at risk are disproportionate to their obligation to absorb losses or right to receive returns, and substantially all of the activities are conducted on behalf of the holder of equity investment at risk with disproportionately few voting rights.

The Company consolidates all VIEs in which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which the Company holds a variable interest is a VIE and (ii) whether the Company’s involvement, through holding interest directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires judgment. As described in Note 1, Shanghai Adicet Biotechnology Co., Ltd., has been identified as a VIE and the Company is the primary beneficiary. For the three and six months ended June 30, 2024, no expenses have been incurred to date by the VIE.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2024 and consolidated results of operations for the three and six months ended June 30, 2024 and 2023 and consolidated cash flows for the six months ended June 30, 2024 and 2023 have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity's overall performance and assists with assessing potential future cash flows. This amendment improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. It is applicable to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. For SEC filers, this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact the adoption that this ASU will have on its consolidated financial statements and related disclosures.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (2)	$180,190	$—	$—	$180,190
Total fair value of assets	$180,190	$—	$—	$180,190

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (2)	$115,143	$—	$—	$115,143
Total fair value of assets	$115,143	$—	$—	$115,143

(1)
Included in cash and cash equivalents in the consolidated balance sheets.
(2)
Treasury securities are included within Level 1 of the fair value hierarchy because they are actively traded and valued using quoted market prices.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepayments to CROs and CDMOs	$1,746	$53
Prepaid insurance	627	1,014
Prepaid software subscription and licensing fees	604	582
Prepaid maintenance	551	373
Prepaid employee benefits	220	—
Prepaid professional services	127	82
Other prepaid expenses and current assets	409	457
Total prepaid expenses and other current assets	$4,284	$2,561

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	June 30, 2024	December 31, 2023
Leasehold improvements	Lesser of useful life or lease term	$26,643	$26,643
Laboratory equipment	3	13,597	13,165
Furniture and fixtures	3	951	951
Construction in progress	—	350	265
Computer equipment	3	189	189
Software	3	411	411
		42,141	41,624
Less: Accumulated depreciation and amortization		(18,100)	(14,847)
Property and equipment, net		$24,041	$26,777

Depreciation and amortization expense was $1.6 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense was $3.3 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$4,705	$6,514
Accrued CDMO costs	5,554	5,679
Accrued professional services	704	625
Accrued other research and development expenses	462	354
Accrued CRO costs	1,156	257
Accrued other liabilities	3	12
Total accrued and other liabilities	$12,584	$13,441

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

In April 2024, the Term Loan availability under the Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remain available under the Loan Agreement as of the date of this Quarterly Report on Form 10-Q. As of June 30, 2024, the Company had $3.2 million available under the Loan Agreement. Additionally, as of June 30, 2024, the Company was in compliance with such covenants as stated in the 2023 Loan Amendment and had no indebtedness outstanding under the Loan Agreement.

8. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from

Regeneron as of June 30, 2024. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through June 30, 2024.

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

On a cumulative basis as of June 30, 2024, the Company has incurred and expensed $1.0 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of June 30, 2024 is as follows (in thousands):

June 30, 2024
2024	$361
2025	736
2026	438
2027 and thereafter	—
Total	$1,535

Further, the Company remains liable for the remaining lease payments under the 500 Boylston Lease, totaling $1.4 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of June 30, 2024 were as follows (in thousands):

June 30, 2024
2024	$2,533
2025	4,662
2026	4,009
2027	3,714
2028 and thereafter	8,376
Total undiscounted lease payments	23,294
Less: imputed interest	(4,162)
Total operating lease liability	19,132
Less: current portion	(3,421)
Operating lease liability, net of current maturities	$15,711

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the quarter ended June 30, 2024 (in thousands):

Three Months Ended
June 30, 2024
Lease Cost
Operating lease cost	$1,139
Short-term lease cost	26
Sublease income	(181)
Total lease cost	$984
Other Information
Operating cash flows used for lease liabilities	$(1,792)
Weighted-average remaining lease term - operating leases	5.3
Weighted-average discount rate - operating leases	7%

For the six months ended June 30, 2024, the Company recognized $2.3 million and less than $0.1 million in operating lease and short-term lease costs, respectively. Additionally, for the six months ended June 30, 2024, the Company recognized $0.4 million in sublease income.

10. Stockholders' Equity

Common Stock

The Company’s Restated Certificate of Incorporation, which became effective as of June 6, 2024, authorized the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share, as of June 30, 2024.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of June 30, 2024, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	June 30, 2024	December 31, 2023
Stock options and restricted stock units available for future grant	2,328,006	2,473,485
Stock options issued and outstanding	16,154,665	9,383,105
Unvested restricted stock units	782,788	454,200
Common stock warrants issued and outstanding	8,445,333	—
Total common stock reserved	27,710,792	12,310,790

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

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of June 30, 2024:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Outstanding, December 31, 2023	—	—
Warrants issued	8,445,333	0.0001
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, June 30, 2024	8,445,333	0.0001

11. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,671	$2,381	$5,211	$4,587
General and administrative	3,333	2,642	6,472	5,201
Total stock-based compensation	$6,004	$5,023	$11,683	$9,788

Stock Options

A summary of stock option activity for the six months ended June 30, 2024 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	9,383,105	$10.64	8.2	$45
Options granted	7,149,453	$2.53
Options exercised	(92,283)	$2.12
Options forfeited or cancelled	(285,610)	$8.55
Outstanding, June 30, 2024	16,154,665	$7.14	8.6	$—
Options exercisable, June 30, 2024	5,602,588	$11.95	7.4	$—
Vested and expected to vest, June 30, 2024	16,154,665	$7.14	8.6	$—

The assumptions used in the Black-Scholes option-pricing model to calculate stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value of common stock	$1.21 - $1.45	$2.43 - $5.84	$1.21 - $3.12	$2.43 - $9.15
Expected term (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Volatility	84.1% - 85.1%	84.6% - 86.5%	82.2% - 85.1%	83.3% - 86.5%
Risk free rates	4.3% - 4.5%	3.5% - 4.1%	3.9% - 4.5%	3.5% - 4.2%
Dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units (RSUs)

The summary of RSU activity and related information for the six months ended June 30, 2024 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	454,200	$7.69
RSUs granted	529,600	$2.62
RSUs vested	(184,380)	$7.15
RSUs forfeited	(16,632)	$4.42
Outstanding, June 30, 2024	782,788	$4.42

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

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.8 million and $1.6 million was recognized in the three and six months ended June 30, 2024, respectively, and $1.4 million will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss - basic and diluted	$(29,901)	$(32,403)	$(57,917)	$(63,284)
Weighted-average shares used in computing net loss per share, basic and diluted	90,632,045	42,957,035	84,848,146	42,957,242
Net loss per share, basic and diluted	(0.33)	(0.75)	(0.68)	(1.47)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of June 30,
	2024	2023
Options to purchase common stock	16,154,665	8,339,032
Unvested restricted stock units	782,788	669,850
Total	16,937,453	9,008,882

13. Income Taxes

The Company recognized no income tax expense during the three and six months ended June 30, 2024 and 2023. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of June 30, 2024.

14. Related Party

As of June 30, 2024, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the three and six months ended June 30, 2024, the Company recorded no revenue from the Regeneron Agreement. See Note 8 for a discussion of the Regeneron Agreement.

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

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is being developed for the potential treatment of autoimmune diseases and relapsed or refractory aggressive B cell non-Hodgkin's lymphoma (NHL). We are also pursuing ADI-270, an armored gamma delta CAR T cell product candidate designed to address multiple CD70+ solid tumor and hematological malignancies indications, with renal cell carcinoma (RCC) as the initial indication. Our pipeline has several additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors. We expect to continue to develop product candidates in autoimmune diseases and cancer based on our gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR and other technology. We plan to file one new Investigational New Drug (IND) application every 12-18 months.

ADI-001

Autoimmune Diseases

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND applications for ADI-001 in lupus nephritis (LN) and we recently expanded clinical development beyond LN to include systemic lupus erythematosus (SLE), systemic sclerosis (SSc) and anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV). We have initiated startup activities at multiple clinical sites and plan to commence enrollment in our Phase 1 clinical trial of ADI-001 in LN in the third quarter of 2024, and in SLE, SSc and AAV patients in the second half of 2024. We believe the potential market opportunity for ADI-001 in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes LN), SSc and idiopathic inflammatory myopathies. In June 2024, the FDA granted us Fast Track Designation to ADI-001 for the potential treatment of relapsed/refractory class III or class IV LN. We anticipate providing preliminary clinical data from our Phase 1 clinical trial of ADI-001 in LN as well as in SLE, SSc and AAV in the first half of 2025, subject to study site initiation and patient enrollment.

Relapsed or Refractory Aggressive B cell NHL

In March 2021, we initiated the first-in-human Phase 1 (GLEAN) trial to assess safety and efficacy of ADI-001 in patients with relapsed or refractory aggressive B cell NHL. The study includes a dose escalation portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. In April 2022, the FDA granted fast track designation for ADI-001 for NHL. As of the May 4, 2023 cutoff date, of the 24 evaluable subjects in the GLEAN trial, 18 had large B cell lymphoma (LBCL), five had mantle cell lymphoma (MCL), and one patient had follicular lymphoma. Most patients were heavily pre-treated, with a median four lines of prior therapy, and twelve patients (50%) had previously progressed following CAR T cell therapy. Despite the advanced nature of patients at baseline, we observed a high complete response (CR) rate and favorable durability in MCL patients. Across all doses of MCL patients, we observed an 80% (4/5 patients) overall response rate (ORR), an 80% CR rate (4/5 patients) and a 60% CR rate (3/5 patients) at six months. As of May 4, 2023, the safety profile of ADI-001 was generally favorable, with no significant risk of cytokine release syndrome (CRS), immune effector cell-associated neurotoxicity syndrome (ICANS), or T cell malignancy observed. In November 2023, we initiated an expansion cohort, EXPAND, in post-CAR T LBCL. In January 2024, we announced our decision to deprioritize enrolling LBCL patients in the GLEAN trial in order to focus on advancing MCL enrollment. We expect to provide a clinical update from the Phase 1 study in MCL patients in the fourth quarter of 2024.

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

In June 2024, we received FDA clearance for our IND application for ADI-270 in RCC. In July 2024, we also received FDA Fast Track Designation for ADI-270 for the potential treatment of patients with metastatic/advanced clear cell RCC. We plan to initiate a Phase 1 multicenter, open-label clinical trial to assess the safety and anti-tumor activity of ADI-270 in RCC patients in the fourth quarter of 2024 and share preliminary clinical data in the first half of 2025, subject to site initiation and patient enrollment.

Recent Developments

Research and Development Activities in China

In May 2024, we initiated research and development activities in China through a series of contractual agreements entered into and among Shanghai Adicet Biotechnology Co., Ltd. (the Adicet VIE), Adicet (Shanghai) Biotechnology Co., Ltd. (Adicet Shanghai), a wholly owned subsidiary of Adicet Therapeutics, Inc. (Adicet Therapeutics), and the shareholders of the Adicet VIE. We are the primary beneficiary of the Adicet VIE, which is considered a consolidated entity under accounting principles generally accepted in the United States of America (U.S. GAAP).

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

On March 22, 2024, we entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of our common stock, from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal (the Jefferies ATM Program). As of June 30, 2024, no shares of common stock have been sold under the Jefferies Sales Agreement.

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
•
costs incurred under agreements with consultants, contract development and manufacturing organizations (CDMOs) and contract research organizations (CROs);
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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three months ended June 30,
	2024	2023	Change	% Change
Operating expenses
Research and development	25,901	28,362	(2,461)	(9%)
General and administrative	6,948	6,528	420	6%
Total operating expenses	32,849	34,890	(2,041)	(6%)
Loss from operations	(32,849)	(34,890)	(2,041)	(6%)
Interest income	2,999	2,615	384	15%
Interest expense	—	(4)	(4)	(100%)
Other expense, net	(51)	(124)	(73)	(59%)
Loss before income tax benefit	(29,901)	(32,403)	(2,502)	(8%)
Income tax provision	—	—	—	0%
Net loss	$(29,901)	$(32,403)	$(2,502)	(8%)

Research and development

	Three months ended June 30,
	2024	2023
Payroll and personnel expenses(1)	$10,422	$11,047
Costs incurred under agreements with consultants, CDMOs, and CROs	6,597	8,475
Lab materials, supplies and maintenance of equipment used for research and development activities	3,171	3,272
Other research and development expenses(2)	5,711	5,568
Total research and development expenses	$25,901	$28,362

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $2.5 million, or 9%, during the three months ended June 30, 2024 as compared to the same period in 2023. The decrease in research and development expenses was primarily due to a net $1.9 million decrease in expenses related to CDMOs and other externally conducted research and development as well as a $0.6 million decrease in payroll and personnel expenses resulting from a decrease in overall headcount.

General and administrative

General and administrative expenses increased by $0.4 million, or 6%, during the three months ended June 30, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation of $0.7 million. The increase was partially offset by a $0.2 million decrease in recruiting fees and a $0.1 million decrease in consultant fees.

Interest income

Interest income increased by $0.4 million, or 15%, during the three months ended June 30, 2024 as compared to the same period in 2023, which was primarily due to higher interest rates as well as our investments in treasury securities.

Other expense, net

Other expense, net decreased by less than $0.1 million, or 59%, during the three months ended June 30, 2024 as compared to the same period in 2023. This was due to a decrease in franchise taxes and realized losses related to foreign exchange rates.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2024	2023	Change	% Change
Operating expenses
Research and development	49,797	55,118	(5,321)	(10%)
General and administrative	13,922	13,093	829	6%
Total operating expenses	63,719	68,211	(4,492)	(7%)
Loss from operations	(63,719)	(68,211)	4,492	(7%)
Interest income	5,917	5,279	638	12%
Interest expense	(2)	(23)	21	91%
Other expense, net	(113)	(329)	216	66%
Loss before income tax benefit	(57,917)	(63,284)	5,367	(8%)
Income tax provision	—	—	—	0%
Net loss	$(57,917)	$(63,284)	$5,367	(8%)

Research and development

	Six Months Ended June 30,
	2024	2023
Payroll and personnel expenses(1)	$21,141	$21,709
Costs incurred under agreements with consultants, CDMOs, and CROs	11,912	16,992
Lab materials, supplies and maintenance of equipment used for research and development activities	5,663	5,724
Other research and development expenses(2)	11,081	10,693
Total research and development expenses	$49,797	$55,118

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $5.3 million, or 10%, during the six months ended June 30, 2024 as compared to the same period in 2023. The decrease in research and development expenses was primarily due to a $5.1 million decrease in expenses related to CDMOs and other externally conducted research and development and a $0.6 million decrease in payroll and personnel expenses resulting from an decrease in overall headcount. This decrease was partially offset by a $0.3 million increase in professional fees.

General and administrative

General and administrative expenses increased by $0.8 million, or 6%, during the six months ended June 30, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation of $1.3 million as well as an increase in professional fees of $0.2 million. The increase was partially offset by a $0.3 million decrease in recruiting fees and a $0.3 million decrease in consultant fees.

Interest income

Interest income increased by $0.6 million, or 12% during the six months ended June 30, 2024 as compared to the same period in 2023, which was primarily due to higher interest rates as well as our investments in treasury securities.

Other expense, net

Other expense, net decreased by $0.2 million, or 66%, during the six months ended June 30, 2024 as compared to the same period in 2023. This was due to a decrease in franchise taxes and realized losses related to foreign exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In January 2024, we raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, we terminated the JonesTrading ATM Program and entered into the Jefferies ATM Program. As of June 30, 2024, no shares of common stock have been sold through the Jefferies ATM Program.

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

As of June 30, 2024, we had cash and cash equivalents of $224.1 million. We expect that the cash and cash equivalents will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

In April 2024, the Term Loan availability under our Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remain available. As of the date of this Quarterly Report on Form 10-Q, we were in compliance with such covenants and had no indebtedness outstanding under the Loan Agreement.

Future Funding Requirements

We recorded net loss of $29.9 million for the three months ended June 30, 2024. Prior to this period, we have recorded net losses since inception. As of June 30, 2024, we had an accumulated deficit of $438.7 million.

As of June 30, 2024, we had cash and cash equivalents of $224.1 million. We believe that our cash and cash equivalents will be sufficient for us to continue as a going concern for at least twelve months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(46,271)	$(48,993)
Investing activities	(541)	(3,422)
Financing activities	111,170	219
Net decrease in cash and cash equivalents	$64,358	$(52,196)

Cash Flows from Operating Activities

Net cash used in operating activities was $46.3 million for the six months ended June 30, 2024. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $16.5 million, and a net decrease in operating assets and liabilities of $4.9 million. Non-cash items primarily included depreciation and amortization of $3.3 million, stock-based compensation expense of $11.7 million, and non-cash lease expense of $1.6 million. The net change in assets and liabilities was primarily due to a net decrease in accrued and other current and non-current liabilities of $0.8 million and a decrease in operating lease liability of $1.8 million. There was also a $1.7 million decrease in prepaid expenses and other current assets and a $0.8 million decrease in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2024, which consisted of purchases of lab equipment for our GMP cell processing suite at 1000 Bridge Parkway.

Net cash used in investing activities was $3.4 million for the six months ended June 30, 2023, which consisted of purchases of lab equipment of $3.4 million, primarily related to our GMP cell processing suite at 1000 Bridge Parkway.

Cash Flows from Financing Activities

Net cash provided by financing activities was $111.2 million for the six months ended June 30, 2024, which included approximately $91.7 million in net proceeds from the issuance of our common stock and pre-funded warrants in the Offering and approximately $19.3 million in net proceeds from the issuance of our common stock under the JonesTrading ATM Program.

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

On January 19, 2024, we entered into a membership agreement with Industrious Bos 131 Dartmouth Street LLC for office space at 131 Dartmouth Street, Boston, Massachusetts (the Dartmouth Street Agreement). The Dartmouth Street Agreement commenced on February 1, 2024 and expires on January 31, 2025. On March 12, 2024, we amended the Dartmouth Street Agreement to include additional office space which commenced on May 1, 2024 and expires April 30, 2025. On March 12, 2024, we further amended the Dartmouth Street Agreement to include additional office space which commenced on June 1, 2024 and expires May 31, 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to accruals for CDMO, CRO and research and development expenses, and equity-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 19, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2024, we had cash and cash equivalents of $224.1 million, which consisted of cash and funds invested in treasury securities. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months and six months ended June 30, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2024, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, our Annual Report on Form 10-K for the year ended December 31, 2023, and in other documents that we file with the U.S. Securities and Exchange Commission (SEC), in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently: (i) net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales, from sales of our common stock under our “at-the-market” program in January 2024 and (ii) net proceeds of approximately $91.7 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten public offering in January 2024. For the three months ended June 30, 2024, we recorded net loss of $29.9 million. As of June 30, 2024, we had an accumulated deficit of $438.7 million.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $224.1 million in cash and cash equivalents as of June 30, 2024, we are capitalized into the second half of 2026. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Risks Related to Our Product Candidates

*Our business is highly dependent on the success of ADI-001 and ADI-270. If we are unable to obtain regulatory approval for ADI-001 and ADI-270 in one or more indications and effectively commercialize these product candidates for the treatment of patients in indications for which we receive approval (if any), our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize ADI-001, our most advanced product candidate, and ADI-270. ADI-001 is in the early stages of development with an ongoing Phase 1 study to assess the safety and efficacy of ADI-001 in patients with relapsed or refractory aggressive non-Hodgkin’s lymphoma (NHL) that commenced in March 2021. We have initiated startup activities at multiple clinical sites and plan to commence enrollment in our Phase 1 clinical trial of ADI-001 in lupus nephritis (LN), lupus erythematosus (SLE), systemic sclerosis (SSc) and antineutrophil cytoplasmic autoantibody associated vasculitis (AAV). In addition, we received FDA clearance for our IND application for ADI-270 in renal cell carcinoma (RCC) in June 2024 and plan to initiate a Phase 1 multicenter, open-label clinical trial to assess the safety and anti-tumor activity for this product candidate.

Our preclinical results or clinical results to date may not predict results for our planned or ongoing trials or any future studies of ADI-001, ADI-270 or any other allogeneic gamma delta T cell product candidate. Because of the lack of evaluation of allogeneic products and gamma delta T cell therapy products in the clinic to date, any such product’s failure, or the failure of other allogeneic T cell therapies or gamma delta T cell therapies, may significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies, which could have a material adverse effect on our reputation. If our gamma delta T cell therapy is viewed as less safe or effective than autologous therapies or other allogeneic T cell therapies, our ability to develop other allogeneic gamma delta T cell therapies may be significantly harmed.

All of our product candidates, including ADI-001 and ADI-270, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because ADI-001 is our most advanced product candidate, and because our other product candidates are based on similar technology, if ADI-001 encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed, which could have a material adverse effect on our business, reputation and prospects.

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

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T-cell therapies and those under development have shown frequent rates of cytokine release syndrome and neurotoxicity, and adverse events have resulted in the death of patients. Additionally, in November 2023, the FDA announced an investigation into reports of T-cell malignancies in patients who had received B-cell maturation (BCMA)-directed or CD19-directed autologous CAR T cell immunotherapies. In January 2024, the FDA determined that new boxed warning language related to T-cell malignancies should be included in the labeling for all BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. While we believe our gamma delta T cell approach may lessen such results, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur and could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates . In addition, while we anticipate our focus on gamma delta T cells may lessen the likelihood of graft versus host disease relative to therapies relying on unrelated alpha beta T cells, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur.

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

*If we are required by the FDA to obtain approval of a companion diagnostic in connection with approval of any of our product candidates, including in connection with our gamma delta T cell therapy targeting CD70, and we do not obtain, or face delays in obtaining, FDA approval of such companion diagnostic, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

If the FDA believes that the safe and effective use of any of our product candidates depends on an in vitro diagnostic, then it may require approval or clearance of that diagnostic as a companion diagnostic at the same time that the FDA approves our product candidates, if at all. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Depending on the data from our clinical trials, we may decide to collaborate with diagnostic companies during our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to respond to our product candidates. If a satisfactory companion diagnostic is not commercially available in this situation, we may be required to develop or obtain such test, which would be subject regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities, and the FDA has generally required premarket approval of companion diagnostics for cancer therapies. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic that the companion diagnostic was developed to detect.

If the FDA or a comparable foreign regulatory authority requires approval or clearance of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains regulatory approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval or clearance for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval or continued marketing of the relevant product. We or our collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.

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

*We may not be able to file Investigational New Drug (IND) applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In October 2020, the IND for our lead product candidate, ADI-001, to treat patients with NHL was cleared by the FDA for a clinical trial in patients with NHL and the IND for ADI-001 in LN was cleared in December 2023. In the second quarter of 2024, we received clearance for our IND for ADI-001 to include systemic lupus erythematosus, systemic sclerosis and anti-neutrophil cytoplasmic autoantibody associated vasculitis. Our pipeline also includes ADI-270, an armored gamma delta CAR

T cell product candidate targeting CD70+ cancers. In June 2024, the IND for ADI-270 in renal cell carcinoma (RCC) was cleared by the FDA. We also have several additional internal gamma delta T cell therapy programs in preclinical development. We previously announced our plan to file one new IND every 12-18 months. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND application for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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
•
obtaining regulatory authorization to begin a trial, if applicable, including regulatory approval of any companion diagnostic, if applicable;
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
•
developing and implementing processes and procedures with collaborators, if applicable, relating to the collection and transfer of patient samples and the timely performance of a companion diagnostic on such samples;
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

As a result, because we have limited financial and managerial resources, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in November 2023, we announced that we paused preclinical development of ADI-925 to prioritize corporate resources on ADI-270 and in January 2024, we announced we had deprioritized enrollment of large B cell lymphoma patients in our Phase 1 clinical trial of ADI-001 in NHL. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business, financial condition and results of operations.

*A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.

We are currently conducting research and development activities outside of the United States, including in China, and plan to continue to globally develop our product candidates. Accordingly, we expect that our development programs will be subject to additional risks related to operating in foreign countries, including:

•
differing and changing regulatory requirements in foreign countries, including for clinical trial activities and product approvals;
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
•
difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;
•
increasing geopolitical tensions between the U.S. and other countries in which we may operate and changes in a specific country’s or region’s political or economic environment especially with respect to a particular country’s treatment of or stance towards other countries;
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
•
potential liability under the U.S. Foreign Corrupt Practices Act (FCPA) or comparable foreign regulations;
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

*If we fail to develop additional product candidates, our commercial opportunity will be limited.

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. Our pipeline also includes ADI-270, an armored gamma delta CAR T-cell product candidate targeting CD70+ cancers, which is in the process of initiating clinical development. In addition, we have several additional internal gamma delta T cell therapy programs in preclinical development. We plan to submit one new IND to the FDA every 12-18 months. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

We expect to spend a substantial amount of capital in the clinical development of our product candidates, including the ongoing and future clinical trials for ADI-001, an upcoming clinical trial for ADI-270 in RCC and IND-enabling activities for our additional internal gamma delta T cell therapy programs in preclinical development. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of the date of this Quarterly Report on Form 10-Q, we believe that with $224.1 million in cash and cash equivalents as of June 30, 2024, we are capitalized into the second half of 2026. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Risks Related to Doing Business in China and Our International Operations

*The pharmaceutical industry in China is highly regulated and such regulations, including the Foreign Investment Law and the “negative list,” are subject to change which may affect development approval and commercialization of our product candidates.

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the development, approval, registration, manufacturing, packaging, licensing and marketing of new drugs. For example, under the People's Republic of China (PRC) law, before we or our subsidiaries commence a clinical trial with Shanghai Adicet Biotechnology Co., Ltd., our variable interest entity (the Adicet VIE), an approval or filing, as the case may be, needs to be obtained in advance for any projects in respect of human genetic resources in order to collect any biological samples that contain the genetic material of Chinese human subjects. Any failure to obtain such approval or filing could cause such projects to be suspended by governing authorities, and may result in fines. Investigator-initiated trials cannot be implemented in a medical and healthcare institution without first being approved by such medical and healthcare institution. Such medical and healthcare institution shall file such approval to the medical and healthcare authority which issues its operating license for record. Furthermore, under relevant PRC laws, a license for use of laboratory animals is required for performing experimentation on animals. Any failure to fully comply with such requirement may result in the invalidation of our experimental data. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our product candidates in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China. PRC authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. We believe our strategy and approach are aligned with the PRC government’s regulatory policies, but we cannot ensure that our strategy and approach will continue to be aligned.

In addition, the Foreign Investment Law in China grants foreign invested entities the same treatment as PRC domestic entities, except for those foreign invested entities that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list” published by the Ministry of Commerce, and the National Development and Reform Commission (2021 Negative List). We and our PRC subsidiary, Adicet (Shanghai) Biotechnology Co., Ltd. (Adicet Shanghai), a wholly foreign-owned enterprise (WFOE), are currently considered to be a foreign invested entity in China.

The 2021 Negative List provides that foreign investment is prohibited in the development and application of human stem cell or gene diagnostic and therapeutic technologies. As of July 2024, there has been no official interpretation of the scope of “human stem cell or gene diagnostic and therapeutic technologies” and the application of this regulation remains unclear. If discovering and developing our allogeneic gamma delta T cell therapies are deemed by relevant PRC regulatory agencies as falling into the category of “human stem cell or gene diagnostic and therapeutic technologies,” Adicet Shanghai would be prohibited from engaging in the research or development of such technologies. To comply with the PRC laws and regulations, we conduct our research and development activities in PRC through the Adicet VIE.

Any of the above factors may affect the development, approval and commercialization of our product candidates, which could have a material adverse effect on our business and financial condition.

*The uncertainties in the PRC legal system regarding the Foreign Investment Law may subject our contractual arrangements to different interpretations or enforcement challenges, or subject us to severe penalties or force us to relinquish our interests in our operations.

In May 2024, we formed Adicet Shanghai, located in Shanghai, PRC, as a wholly owned subsidiary of Adicet Therapeutics. Through Adicet Shanghai, we operate our business in PRC pursuant to a series of contractual arrangements between Adicet Shanghai and the Adicet VIE, and the Adicet VIE’s shareholders, which enable us to (i) direct the activities of the Adicet VIE that most significantly impact the Adicet VIE’s economic performance, (ii) receive substantially all of the economic benefits of the Adicet VIE and its subsidiary, and (iii) have an exclusive option to purchase all or part of the equity interests and assets in the Adicet VIE, when and to the extent permitted by PRC laws. As a result of these contractual arrangements, Adicet Therapeutics is considered the primary beneficiary of the Adicet VIE and the Adicet VIE’s subsidiaries for accounting purposes and is able to consolidate the financial results of the Adicet VIE in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Investors in our common stock do not hold any ownership interest, directly or indirectly, in the Adicet VIE in China, and we merely have a contractual relationship with the operating entity in China.

Our PRC legal counsel based on its understanding of the relevant laws and regulations, is of the opinion that (i) the ownership structure of Adicet Shanghai and the Adicet VIE are in compliance with applicable PRC laws or regulations and (ii) such contractual arrangements constitute valid, legal and binding obligations enforceable against each party of such agreements in accordance with the terms of each agreement, and will not result in any violation of PRC laws or regulations currently in effect. However, our PRC legal counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may take a view that is contrary to the opinion of our PRC legal counsel.

If we, Adicet Shanghai or the Adicet VIE are found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including:

•
revoking the business licenses and/or operating licenses of such entities;
•
discontinuing or placing restrictions or onerous conditions on our operation through any transactions between the WFOE and the Adicet VIE;
•
imposing fines, confiscating the income from Adicet Shanghai or the Adicet VIE, or imposing other requirements with which we or the Adicet VIE may not be able to comply;
•
requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with the Adicet VIE and deregistering the equity pledges of the Adicet VIE, which in turn would affect our ability to consolidate or derive economic interests from the Adicet VIE; or
•
restricting or prohibiting use of any of our offering proceeds to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of the Adicet VIE in our consolidated financial statements, if the PRC government authorities were to find our legal structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of the Adicet VIE or our right to receive substantially all the economic benefits and residual returns from the Adicet VIE and we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to be considered the primary beneficiary of the Adicet VIE for accounting purposes or consolidate the financial results of the Adicet VIE in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, would have a material adverse effect on our financial condition and results of operations.

*We rely on contractual arrangements with the Adicet VIE and its shareholders to undertake the activities of the Adicet VIE that most significantly impact the Adicet VIE’s economic performance, which may not be as effective as direct ownership in providing operational control.

We have relied and expect to continue to rely on contractual arrangements with the Adicet VIE and its shareholders to operate our business in China. These contractual arrangements may not be as effective as direct ownership of the Adicet VIE. For example, the Adicet VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests.

If we had direct ownership of the Adicet VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the Adicet VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by the Adicet VIE and its shareholders of their respective obligations under the contracts to direct the activities of the Adicet VIE that most significantly impact the Adicet VIE’s economic performance. The shareholders of the Adicet VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portion of our business through the contractual arrangements with the Adicet VIE. If any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through arbitration, litigation or other legal proceedings and therefore will be subject to uncertainties in the PRC legal system. Therefore, our contractual arrangements with the Adicet VIE may not be as effective in controlling our business operations as direct ownership.

*Our contractual arrangements with the Adicet VIE and its shareholders are governed by PRC law. Accordingly, these contracts would be interpreted in accordance with PRC law, and any disputes would be resolved in accordance with PRC legal procedures, which may not protect us as much as those of other jurisdictions, such as the United States.

All the agreements under our contractual arrangements with the Adicet VIE and its shareholders are governed by PRC law and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC law. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC law, rulings by arbitrators are final, parties cannot appeal the arbitration results in courts, and if the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, our ability to conduct our business may be negatively affected.

*Changes in U.S. and Chinese regulations may impact our business, financial condition, and our operating results.

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with certain operations based in China. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the United States or to China, our industry or on us. We conduct research activities and have business operations both in the United States and China. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with certain operations based in China, capital controls or tariffs, may affect the competitive position of our product candidates, the hiring of scientists and other research and development personnel, the demand for our product candidates, the import or export of raw materials in relation to drug development, our ability to raise capital, or prevent us from selling our product candidates in certain countries. Furthermore, the SEC has issued statements primarily focused on companies with certain operations based in China, such as us. For example, in 2021, the Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which he stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with certain operations based in China. The statement also addressed risks inherent in companies with variable interest entity structures.

If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations.

*We may be restricted from transferring our scientific data abroad.

On March 17, 2018, the General Office of the PRC State Council promulgated the Measures for the Management of Scientific Data (the Scientific Data Measures), which provide a broad definition of scientific data and relevant rules for the management of scientific data. According to the Scientific Data Measures, enterprises in China must seek governmental approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Further, researchers conducting research funded, at least in part, by the PRC government may be required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal. Currently, as the term “state secret” is not clearly defined, there is no assurance that we can always obtain relevant approvals for sending scientific data (such as the results of our preclinical studies or clinical trials conducted within China) abroad, or to our foreign partners in China.

If we are unable to obtain the necessary approvals in a timely manner, or at all, our research and development of product candidates may be hindered, which may materially and adversely affect our business, results of operations, financial conditions and prospects. If relevant government authorities consider the transmission of our scientific data to be in violation of the requirements under the Scientific Data Measures, we may be subject to specific administrative penalties imposed by those government authorities.

*Compliance with China’s new Data Security Law, Cyber Security Law, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme on cyber security and any other future laws and regulations may entail significant expenses and could affect our business.

China has implemented or will implement rules and is considering a number of additional proposals relating to data protection. China’s new Data Security Law took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government.

Additionally, China’s Cyber Security Law, promulgated by the Standing Committee of the National People’s Congress in 2016 and came into effect in 2017, and the Administrative Measures for the Hierarchical Protection of Information Security promulgated by the Ministry of Public Security, National Administration of State Secrets Protection, State Cryptography Administration and other government authority in 2007, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopts a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level of the entity’s information and network systems. These levels range from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

Also, the Standing Committee of the National People’s Congress released the Personal Information Protection Law, which became effective in 2021. The Personal Information Protection Law provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the Personal Information Protection Law contains proposals for significant fines for serious violations of up to Renminbi 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities. With regard to the cross-border transfer of personal information, the Cyberspace Administration of China released the Regulations on Promoting and Regulating Cross-border Data Flows in 2024. The Regulations on Promoting and Regulating Cross-border Data Flows establishes the latest regulatory framework for the cross-border transfer of personal information. The personal information handler should pass the security assessment, submit the standard contract signed for the provision of personal information abroad, or be certified by a specialized agency for the protection of personal information authentication before the cross-border transfer of the personal information when certain threshold provided in the Regulations on Promoting and Regulating Cross-border Data Flows is reached.

In addition, certain industry-specific laws and regulations affect the collection and transfer of data in the PRC. The Regulations on the Administration of Human Genetic Resources of the PRC (the HGR Regulation), promulgated by the State

Council, came into effect in 2019 and was thereafter revised in 2024. It stipulates that foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals are forbidden to collect, preserve and export China’s human genetic resources. Foreign organizations and the entities established or actually controlled by foreign organizations or individuals may only utilize and be provided with China’s human genetic resources after satisfaction of all requirements under the HGR Regulation and other applicable laws, such as (i) China’s human genetic resources being utilized only in international cooperation with Chinese scientific research institutions, universities, medical institutions, and enterprises for scientific research and clinical trials after completion of requisite approval or filing formalities with competent governmental authorities, and (ii) China’s human genetic resources information being provided after required filing and information backup procedures have been gone through. In 2020, the Standing Committee of the National People’s Congress promulgated the Biosecurity Law of the PRC, which was later amended in 2024, and it reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative sanctions where China’s human genetic resources are collected, preserved, exported or used in international cooperation in violation of applicable laws. The Ministry of Science and Technology published the Implementing Rules for the Regulations on the Administration of Human Genetic Resources (the HGR Implementing Rules), which came into effect in 2023. The HGR Implementing Rules have, among other things, further clarified the scope of China’s human genetic resources information, improved the procedure rules for applicable approval, filing and security review, and refined the provisions with respect to the forbiddance on the collection, preservation and export of China’s human genetic resources by foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals. There remain significant uncertainties as to how various provisions of the HGR Regulation and the related laws and regulations may be interpreted and implemented. Given such uncertainty, although we have made great efforts to comply with mandatory requirements of laws and government authorities in this regard, we cannot assure you that we will be deemed at all times in full compliance with the HGR Regulation, the Biosecurity Law of the PRC, the HGR Implementing Rules and other applicable laws in our utilizing of and dealing with China’s human genetic resources. As a result, we may be exposed to compliance risks under the HGR Regulation, the Biosecurity Law of the PRC and the HGR Implementing Rules.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with China’s new Cyber Security Law and Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law, the recent Chinese government actions could adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market.

*Pharmaceutical companies operating in China are required to comply with extensive regulations and hold a number of permits and licenses to carry on their business. Our ability to obtain and maintain these regulatory approvals is uncertain, and future government regulation may place additional burdens on our current and planned operations in China.

The pharmaceutical industry in China is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including product development activities, clinical trials, registration, production, distribution, packaging, labeling, storage and shipment, advertising, licensing and post-approval pharmacovigilance certification requirements and procedures, periodic renewal and reassessment processes, data security and data privacy protection requirements and compliance and environmental protection. Violation of applicable laws and regulations may materially and adversely affect our business by impacting the Adicet VIE through which we conduct certain research and development activities. The regulatory framework governing the pharmaceutical industry in China is subject to change and amendment from time to time. Any such change or amendment could materially and adversely impact our business, financial condition and prospects. The Chinese government has introduced various reforms to the Chinese healthcare system in recent years and may continue to do so, with an overall objective to expand basic medical insurance coverage and improve the quality and reliability of healthcare services. The specific regulatory changes under the various reform initiatives remain uncertain. The implementing measures to be issued may not be sufficiently effective to achieve the stated goals, and as a result, we may not be able to benefit from such reform to the extent we expect, if at all. Moreover, the various reform initiatives could give rise to regulatory developments, such as more burdensome administrative procedures, which may have an adverse effect on our business and prospects.

*We may be exposed to liabilities under the FCPA, and similar anti-corruption and anti-bribery laws of China and other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and any determination that we have violated these laws could have a material adverse effect on our business or our reputation.

Our operations are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of China and other countries in which we operate. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from, directly or indirectly, offering, authorizing or making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business or other advantage. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. As our business expands, the applicability of the FCPA and other anti-bribery laws to our operations will increase. If our procedures and controls to monitor anti-bribery compliance fail to protect us from reckless or criminal acts committed by our employees or agents or if we, or our employees, agents, contractors or other collaborators, fail to comply with applicable anti-bribery laws, our reputation could be harmed and we could incur criminal or civil penalties, other sanctions and/or significant expenses, which could have a material adverse effect on our business, including our financial condition, results of operations, cash flows and prospects.

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international or domestic sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

*Any failure to comply with Chinese regulations regarding the registration requirements for our employee equity incentive plans may subject us to fines and other legal or administrative sanctions, which could adversely affect our business, financial condition and results of operations.

In 2012, the State Administration of Foreign Exchange (SAFE) promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies (the Stock Option Rules). In accordance with the Stock Option Rules and other relevant rules and regulations, Chinese citizens or non-Chinese citizens residing in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain procedures. Our employees who are Chinese citizens or who reside in China for a continuous period of not less than one year and who participate in our stock incentive plans are subject to such regulation. We plan to assist our employees to register their equity awards. However, any failure of our Chinese individual beneficial owners and holders of equity awards to comply with the SAFE registration requirements may subject them to fines and legal sanctions and may limit the ability of our Chinese subsidiaries to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our employees under Chinese law.

Risks Related to Business Disruptions

Business disruptions, including armed conflicts, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CDMO, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, armed conflicts, medical epidemics, such as public health crises or other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

*Global conflicts may increase the likelihood of supply interruptions which could impact our ability to find the materials we need to make our product candidates.

Ongoing conflicts, including conflicts between Russia and Ukraine and Israel and Hamas and a deterioration in the bilateral relationship between the United States and PRC, may increase the likelihood of supply interruptions and hinder our ability to find the materials we need to make our product candidates. Supply disruptions make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which increases pressure on our costs and increases the risk that we may be unable to acquire the necessary goods and services to successfully manufacture our product candidates. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical studies or clinical trials, such as our ongoing or planned clinical trials of ADI-001, could be delayed or suspended. Any delay or interruption in the supply of trial materials could delay the completion of such trials, increase the costs associated with maintaining these research and development activities and, depending upon the period of delay, require us to commence new preclinical studies or clinical trials at additional expense or terminate such trials completely.

*Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, and results of operations.

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a certain degree by economic, political, legal and social conditions in China or changes in government relations between China and the United States or other governments. The Chinese government may intervene in or influence our operations, which could result in a change in our operations. Any economic downturn, whether actual or perceived, further decrease in economic growth rates or an otherwise uncertain economic outlook could affect our business, financial condition and results of operations. In addition, the global macroeconomic environment is facing challenges. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions, and our business operations in the long term. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. Due to our operations in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with operations in China could affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate and geopolitical tensions between China and the United States increase, our business in China and United States may also be affected.

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

Risks Related to Healthcare Regulation

Our relationships with customers, physicians including clinical investigators, CROs and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, transparency laws, government price reporting and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, vendors, or other agents violate these laws, we could face substantial penalties.

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

Our current Loan and Security Agreement with Banc of California (formerly known as Pacific Western Bank), as amended on July 8, 2020, September 14, 2020, September 15, 2020, October 21, 2021, December 2, 2022 and May 30, 2023 (the Loan Agreement), allows for Non-Formula Ancillary Services which shall not exceed $5.5 million in the aggregate. Non-Formula Ancillary Services are defined as automated clearinghouse transactions, corporate credit card services, letters of credit, or other treasury management services. The Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, requirements to maintain certain balances at Banc of California, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, we granted a security interest in substantially all of our assets, other than certain intellectual property assets, to Banc of California and issued a warrant to purchase our capital stock.

On May 30, 2023, we entered into the Sixth Amendment to the Loan Agreement, dated as of May 30, 2023 (the 2023 Loan Amendment). Pursuant to the 2023 Loan Amendment, we must maintain the lesser of (i) $35.0 million or (ii) all of the

Company’s combined balances in demand deposit accounts, money market accounts, and/or insured cash sweep accounts with Banc of California. If our total cash and investments drop to less than $35.0 million, the 2023 Loan Amendment permits us to maintain cash and/or investments in one or more accounts outside of Banc of California up to a total of $2.5 million. As of June 30, 2024, we were in compliance with such covenants.

Our failure to comply with the covenants in the Loan Agreement, including as a result of changing the position of certain of our accounts, failure to transfer funds back to Banc of California at expiration of the Letter, the occurrence of a material impairment in our prospect of repayment operations, business or financial condition, our ability to repay the loan, or in the value, perfection or priority of Banc of California’s lien on our assets, as determined by Banc of California, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the cancellation of our Non-Formula Ancillary Services under the Loan Agreement, potential foreclosure on our assets and other adverse results. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent of Banc of California, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. The foregoing prohibitions and constraints on our operations could result in our inability to: (a) acquire promising intellectual property or other assets on desired timelines or terms; (b) reduce costs by disposing of assets or business segments no longer deemed advantageous to retain; (c) reallocate certain of our cash deposits and money market accounts depending on various global banking events; (d) stimulate further corporate growth or development through the assumption of additional debt; or (e) enter into other arrangements that necessitate the imposition of a lien on corporate assets. Moreover, if the conditions set forth in the consent provided by Banc of California are not satisfied, or if we do not comply with the terms of the Letter, we would effectively need to terminate the Loan Agreement and repay any outstanding loan funds or refinance the facility with another lender. As of the date of this Quarterly Report on Form 10-Q, no amounts have been drawn under the Loan Agreement.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of June 30, 2024, we had federal net operating loss carryforwards of approximately $294.8 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above or subject to other limitations, which could potentially result in increased future tax liability to us.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of June 30, 2024, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

Our internal computer systems and the systems of our CROs, contractors and consultants are vulnerable to cybersecurity threats. Additionally, we operate in a hybrid work environment. As our employees and our business partners’ employees work from home and access our systems remotely, we may be subject to heightened security and privacy risks, including the risks of cyber attacks and privacy incidents. Cybersecurity threats may include, but are not limited to, social-engineering attacks (including through phishing attacks), business email compromise, online and offline fraud, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, access attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and telecommunications failures among other cybersecurity risks. Threat actors and their techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. We may expend significant resources to try to protect against these threats to our systems. Certain data privacy and security laws, as well as industry best practice standards, may require us to implement and maintain security measures. While we have implemented security measures designed to protect our systems and confidential and sensitive data, there can be no assurance that these measures will be effective.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of product candidates, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a biologics license application (BLA) from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to the EMA or comparable foreign authorities. A BLA must include extensive preclinical and clinical data and sufficient supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product.

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

Complex regulatory environments also exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the EU a special committee called the Committee for Advanced Therapies was established within the EMA in accordance with Regulation No 1394/2007 on advanced-therapy medicinal products (ATMPs) to assess the quality, safety and efficacy of ATMPs, and to follow scientific developments in the field. ATMPs include somatic cell therapy products and tissue engineered products. These various regulatory review committees and advisory groups and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our gamma delta CAR T-cell product candidates is new, we may face even more cumbersome and complex regulations than those emerging for cell therapy products. Furthermore, even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies.

Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for our product candidates to be designed to evaluate the efficacy of the product candidate in an open-label, non-comparative, two-stage, pivotal, multicenter, single-arm clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. We expect to provide a clinical update on ADI-001 in MCL patients in the fourth quarter of 2024. However, the process of clinical development is inherently uncertain and we do not have any agreement or guidance from the FDA that our future regulatory development plans are acceptable or will be sufficient to support submission of a BLA. For example, we may seek an accelerated approval pathway for our one or more of our product candidates from the FDA , EMA or comparable foreign regulatory authorities. If we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all.

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

We have received fast track designation for ADI-001 for the treatment of NHL and LN and for ADI-270 in metastatic/advanced clear cell renal cell carcinoma. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the product candidate sponsor may apply for fast track designation for a particular indication. We may seek fast track designation for certain of our product candidates, but there is no assurance that the FDA will grant this status to any of our product candidates. Marketing applications filed by sponsors of product candidate with fast track designation may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

Any regulatory approvals that we receive for our product candidates will require post-market surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy (REMS), in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers are required to register establishments with the FDA and certain state agencies, and will be subject to continual review and unannounced inspections by the FDA and state agencies to assess compliance with cGMPs and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Manufacturers and other parties involved in the drug supply chain for prescription product candidates must also notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information.

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

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our product candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Risks Related to Intellectual Property

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

•
the initiation, timing and results of clinical studies of ADI-270;
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

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 43.1% of our outstanding voting common stock as of June 30, 2024. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our restated certificate of incorporation (certificate of incorporation) and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant (as currently in effect) (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 7, 2024).

3.2

Amended and Restated Bylaws of the Registrant (as currently in effect) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 30, 2018).

10.1#

Adicet Bio, Inc. Second Amended and Restated 2018 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 7, 2024).

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

ADICET BIO, INC.

Date: August 13, 2024	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: August 13, 2024	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)