Form 10-Q
period 2024-09-30
Adicet Bio, Inc.
filed 2024-11-06
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 82,400,960 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•
the timing of and our ability to execute our clinical trials for ADI-001 in autoimmune indications, including the ability to successfully complete our Phase 1 clinical trial in lupus nephritis (LN) and initiate Phase 1 clinical trials in lupus erythematosus (SLE), systemic sclerosis (SSc), antineutrophil cytoplasmic autoantibody associated vasculitis (AAV), idiopathic inflammatory myopathy (IIM) and stiff person syndrome (SPS);
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
•
our financial performance;
•
our expectations related to the use of cash, cash equivalents and short-term investments in treasury securities;

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$105,482	$159,711
Short-term investments in treasury securities	96,583	—
Prepaid expenses and other current assets	4,251	2,561
Total current assets	206,316	162,272
Property and equipment, net	24,088	26,777
Operating lease right-of-use asset	15,050	17,424
Other non-current assets	508	822
Total assets	$245,962	$207,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,500	$2,625
Accrued and other current liabilities	13,616	13,441
Operating lease liability	3,278	3,221
Total current liabilities	19,394	19,287
Operating lease liability, net of current portion	14,921	17,703
Other non-current liabilities	116	130
Total liabilities	34,431	37,120
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 and 150,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 82,400,960 and 43,270,386 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8	4
Additional paid-in capital	680,569	550,943
Accumulated deficit	(469,167)	(380,772)
Accumulated other comprehensive income	121	—
Total stockholders’ equity	211,531	170,175
Total liabilities and stockholders’ equity	$245,962	$207,295

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	26,253	26,167	76,050	81,284
General and administrative	6,900	6,633	20,822	19,726
Goodwill impairment	—	19,462	—	19,462
Total operating expenses	33,153	52,262	96,872	120,472
Loss from operations	(33,153)	(52,262)	(96,872)	(120,472)
Interest income	2,730	2,520	8,647	7,800
Interest expense	(1)	(1)	(3)	(25)
Other expense, net	(54)	(142)	(167)	(472)
Loss before income tax provision	(30,478)	(49,885)	(88,395)	(113,169)
Income tax provision	—	—	—	—
Net loss	$(30,478)	$(49,885)	$(88,395)	$(113,169)
Net loss per share, basic and diluted	$(0.34)	$(1.16)	$(1.02)	$(2.63)
Weighted-average common shares used in computing net loss per share, basic and diluted	90,846,293	42,980,641	86,865,285	43,001,901
Other comprehensive income
Unrealized gain on treasury securities, net of tax	121	—	121	—
Total other comprehensive income	121	—	121	—
Comprehensive loss	$(30,357)	$(49,885)	$(88,274)	$(113,169)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	43,270,386	$4	$550,943	$(380,772)	$—	$170,175
Issuance of common stock upon exercise of stock options	88,283	—	189	—	—	189
Issuance of common stock upon vesting of restricted stock	148,980	—	—	—		—
Shares withheld for taxes	(67,813)	—	(141)	—	—	(141)
Issuance of common stock pursuant to at-the-market offering, net of issuance costs of $0.6 million	6,350,000	1	19,265	—	—	19,266
Issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs of $6.3 million	32,379,667	3	91,649	—	—	91,652
Stock-based compensation expense	—	—	5,679	—	—	5,679
Net loss	—	—	—	(28,016)	—	(28,016)
Balance at March 31, 2024	82,169,503	$8	$667,584	$(408,788)	$—	$258,804
Issuance of common stock upon exercise of stock options	4,000	—	6	—	—	6
Issuance of common stock upon vesting of restricted stock	35,400	—	—	—	—	—
Purchase of common stock under Employee Stock Purchase Plan	192,057	—	198	—	—	198
Stock-based compensation expense	—	—	6,004	—	—	6,004
Net loss	—	—	—	(29,901)	—	(29,901)
Balance at June 30, 2024	82,400,960	$8	$673,792	$(438,689)	$—	$235,111
Stock-based compensation expense	—	—	6,777	—	—	6,777
Net loss	—	—	—	(30,478)	—	(30,478)
Other comprehensive income	—	—	—	—	121	121
Balance at September 30, 2024	82,400,960	$8	$680,569	$(469,167)	$121	$211,531

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

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(88,395)	$(113,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,845	4,409
Noncash lease expense	2,375	2,083
Stock-based compensation expense	18,460	15,348
Net amortization of premiums and accretion discounts on investments	(282)	—
Goodwill impairment	—	19,462
Amortization of deferred debt issuance costs	39	29
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,690)	756
Other non-current assets	277	265
Accounts payable	(47)	(223)
Operating lease liability	(2,726)	773
Accrued and other current and non-current liabilities	(1,133)	36
Net cash used in operating activities	(68,277)	(70,231)
Cash flows from investing activities
Purchases of short-term treasury securities	(96,180)	—
Purchases of property and equipment	(942)	(4,328)
Net cash used in investing activities	(97,122)	(4,328)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	19,266	—
Proceeds from issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs	91,652	—
Proceeds from exercise of stock options	195	4
Proceeds from Employee Stock Purchase Plan	198	225
Taxes withheld and paid related to net share settlement of equity awards	(141)	(69)
Net cash provided by financing activities	111,170	160
Net change in cash and cash equivalents	(54,229)	(74,399)
Cash and cash equivalents at the beginning of period	159,711	257,656
Cash and cash equivalents, at the end of period	$105,482	$183,257
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$1,493	$105

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

In May 2024, the Company initiated research and development activities in China through a series of contractual agreements entered into and among Shanghai Adicet Biotechnology Co., Ltd., a variable interest entity (the Adicet VIE), Adicet Shanghai, and the shareholders of the Adicet VIE. The Company is the primary beneficiary of the Adicet VIE which is considered a consolidated entity under accounting principles generally accepted in the United States of America (U.S. GAAP). The Company consolidates the financial results of this entity into its consolidated financial statements in accordance with U.S. GAAP.

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $469.2 million as of September 30, 2024. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

In March 2024, the Company entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of its Common Stock from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal. As of September 30, 2024, no shares of common stock have been sold under the Jefferies Sales Agreement.

The Company expects that its cash, cash equivalents and short-term investments in treasury securities, including the proceeds raised through the JonesTrading ATM Program and the Offering, will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these unaudited interim consolidated financial statements.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2024.

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

The Company consolidates all VIEs in which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which the Company holds a variable interest is a VIE and (ii) whether the Company’s involvement, through holding interest directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires judgment. As described in Note 1, Shanghai Adicet Biotechnology Co., Ltd., has been identified as a VIE and the Company is the primary beneficiary. Refer to Note 15 for additional information and operating activities for the VIE as of September 30, 2024.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2024 and consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 and consolidated cash flows for the nine months ended September 30, 2024 and 2023 have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and short-term investments in treasury securities. The Company’s cash and cash equivalents, as well as its short-term investments in treasury securities, are held at two financial institutions in the U.S., one financial institution in China and one financial institution in Israel and such amounts may, at times, exceed insured limits. The Company invests its cash equivalents in treasury securities and money market funds. The Company limits its credit risk associated with cash equivalents and short-term investments in treasury securities by placing them with banks and institutions it believes are highly creditworthy and in highly rated investments. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments in treasury securities to date.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$96,583	$—	$—	$96,583
Treasury securities (2) (3)	$32,854	$—	$—	$32,854
Money market funds (2) (3)	$28,849	$—	$—	$28,849
Total fair value of assets	$158,286	$—	$—	$158,286

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (2) (3)	$115,143	$—	$—	$115,143
Total fair value of assets	$115,143	$—	$—	$115,143

(1)
Included in short-term investments in treasury securities in the consolidated balance sheets. These securities have maturity dates of greater than three months, but less than twelve months from the date of purchase.
(2)
Included in cash and cash equivalents in the consolidated balance sheets. These securities have maturity dates of less than three months from the date of purchase.
(3)
Treasury securities and money market funds are included within Level 1 of the fair value hierarchy because they are actively traded and valued using quoted market prices.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepayments to CROs and CDMOs	$1,477	$53
Prepaid software subscription and licensing fees	664	582
Prepaid maintenance	544	373
Prepaid insurance	425	1,014
Prepaid employee benefits	306	—
Interest receivable	210	—
Prepaid professional services	82	82
Other prepaid expenses and current assets	543	457
Total prepaid expenses and other current assets	$4,251	$2,561

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	September 30, 2024	December 31, 2023
Leasehold improvements	Lesser of useful life or lease term	$26,663	$26,643
Laboratory equipment	3	13,695	13,165
Furniture and fixtures	3	951	951
Construction in progress	—	1,868	265
Computer equipment	3	193	189
Software	3	411	411
		43,781	41,624
Less: Accumulated depreciation and amortization		(19,693)	(14,847)
Property and equipment, net		$24,088	$26,777

Depreciation and amortization expense was $1.6 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense was $4.8 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$6,103	$6,514
Accrued CDMO costs	4,810	5,679
Accrued professional services	506	625
Accrued other research and development expenses	1,685	354
Accrued CRO costs	489	257
Accrued other liabilities	23	12
Total accrued and other liabilities	$13,616	$13,441

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

In April 2024, the Term Loan availability under the Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remain available under the Loan Agreement as of the date of this Quarterly Report on Form 10-Q. As of September 30, 2024, the Company had $3.2 million available under the Loan Agreement. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company was in compliance with such covenants as stated in the 2023 Loan Amendment and had no indebtedness outstanding under the Loan Agreement.

8. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from

Regeneron as of September 30, 2024. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through September 30, 2024.

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

On a cumulative basis as of September 30, 2024, the Company has incurred and expensed $1.0 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of September 30, 2024 is as follows (in thousands):

September 30, 2024
2024	$180
2025	736
2026	438
2027 and thereafter	—
Total	$1,354

Further, the Company remains liable for the remaining lease payments under the 500 Boylston Lease, totaling $1.2 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of September 30, 2024 were as follows (in thousands):

September 30, 2024
2024	$1,274
2025	4,662
2026	4,009
2027	3,714
2028 and thereafter	8,376
Total undiscounted lease payments	22,035
Less: imputed interest	(3,836)
Total operating lease liability	18,199
Less: current portion	(3,278)
Operating lease liability, net of current maturities	$14,921

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the quarter ended September 30, 2024 (in thousands):

Three Months Ended
September 30, 2024
Lease Cost
Operating lease cost	$1,140
Short-term lease cost	32
Sublease income	(182)
Total lease cost	$991
Other Information
Operating cash flows used for lease liabilities	$(2,726)
Weighted-average remaining lease term - operating leases	5.1
Weighted-average discount rate - operating leases	7%

For the nine months ended September 30, 2024, the Company recognized $3.4 million and less than $0.1 million in operating lease and short-term lease costs, respectively. Additionally, for the nine months ended September 30, 2024, the Company recognized $0.6 million in sublease income.

10. Stockholders' Equity

Common Stock

The Company’s Restated Certificate of Incorporation, which became effective as of June 6, 2024, authorized the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share, as of September 30, 2024.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of September 30, 2024, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	September 30, 2024	December 31, 2023
Stock options and restricted stock units available for future grant	2,302,470	2,473,485
Stock options issued and outstanding	15,698,630	9,383,105
Unvested restricted stock units	765,856	454,200
Common stock warrants issued and outstanding	8,445,333	—
Total common stock reserved	27,212,289	12,310,790

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

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of September 30, 2024:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Outstanding, December 31, 2023	—	—
Warrants issued	8,445,333	0.0001
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, September 30, 2024	8,445,333	0.0001

11. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,622	$2,545	$8,833	$7,132
General and administrative	3,155	3,015	9,627	8,216
Total stock-based compensation	$6,777	$5,560	$18,460	$15,348

Stock Options

A summary of stock option activity for the nine months ended September 30, 2024 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	9,383,105	$10.64	8.2	$45
Options granted	7,474,253	$2.48
Options exercised	(92,283)	$2.12
Options forfeited or cancelled	(1,066,445)	$10.66
Outstanding, September 30, 2024	15,698,630	$3.12	8.4	$15
Options exercisable, September 30, 2024	6,699,537	$3.58	7.6	$1
Vested and expected to vest, September 30, 2024	15,698,630	$3.12	8.4	$15

The assumptions used in the Black-Scholes option-pricing model to calculate stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value of common stock	$1.44 - $1.55	$1.37 - $3.38	$1.21 - $3.12	$1.37 - $9.15
Expected term (years)	5.77 - 6.08	5.5 - 6.1	5.5 - 6.08	5.5 - 6.1
Volatility	85.32% - 86.64%	84.7% - 87.3%	82.15% - 86.64%	83.3% - 87.3%
Risk free rates	3.63% - 3.99%	4.1% - 4.6%	3.63% - 4.52%	3.5% - 4.6%
Dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units (RSUs)

The summary of RSU activity and related information for the nine months ended September 30, 2024 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	454,200	$7.69
RSUs granted	537,400	$2.60
RSUs vested	(184,380)	$7.15
RSUs forfeited	(41,364)	$4.21
Outstanding, September 30, 2024	765,856	$4.40

Option repricing

On August 8, 2023, the board of directors approved a stock option repricing (the Option Repricing) effective on August 14, 2023 (the Effective Date) in accordance with the terms of the Company’s 2015 Stock Incentive Plan (the 2015 Plan) and Second Amended and Restated 2018 Stock Option and Incentive Plan (the 2018 Plan, and together with the 2015 Plan, the Plans). Pursuant to the Option Repricing, the exercise price of each stock option previously granted under the Plans, totaling 6,431,077 options, was amended to reduce the exercise price of such options to $2.14 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the Effective Date.

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.6 million and $2.2 million was recognized in the three and nine months ended September 30, 2024, respectively, compared to $0.4 million recognized in the three and nine months ended September 30, 2023. Additionally, $0.8 million will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations.

Effective August 21, 2024, the board of directors approved a rescission of the Option Repricing for certain non-employee directors of the Company. All of the affected stock options have been reverted to their original exercise price as established at the time of the grant. The Company will continue to recognize the incremental fair value from the Option Repricing for the impacted options. The compensation expense associated with the Option Repricing for these options was not material.

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss - basic and diluted	$(30,478)	$(49,885)	$(88,395)	$(113,169)
Weighted-average shares used in computing net loss per share, basic and diluted	90,846,293	42,980,641	86,865,285	43,001,901
Net loss per share, basic and diluted	(0.34)	(1.16)	(1.02)	(2.63)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of September 30,
	2024	2023
Options to purchase common stock	15,698,630	9,749,498
Unvested restricted stock units	765,856	586,800
Total	16,464,486	10,336,298

13. Income Taxes

The Company recognized no income tax expense during the three and nine months ended September 30, 2024 and 2023. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of September 30, 2024.

14. Related Party

As of September 30, 2024, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the three and nine months ended September 30, 2024, the Company recorded no revenue from the Regeneron Agreement. See Note 8 for a discussion of the Regeneron Agreement.

15. Shanghai Adicet Biotechnology Co., Ltd. (the Adicet VIE)

In May 2024, the Company initiated research and development activities in China through a series of contractual agreements entered into by and among the Adicet VIE, Adicet Shanghai, and the shareholders of the Adicet VIE. Since the Company determined it was the primary beneficiary of the Adicet VIE, the Adicet VIE was consolidated in the Company’s condensed consolidated financial statements as of September 30, 2024. For the three months and nine months ended September 30, 2024, $0.6 million of expenses have been incurred by the Adicet VIE, of which $0.5 million was recorded as research and development expense and $0.1 million as general and administrative expense in the Company’s condensed consolidated statements of operations.

The following table summarizes the carrying amount of assets and liabilities of the Adicet VIE as of September 30, 2024, excluding intercompany balances (in thousands):

September 30, 2024
Prepaid expenses and other current assets	9
Property and equipment, net	4
Accrued and other current liabilities	8

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

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is being developed for the potential treatment of autoimmune diseases. We are also pursuing ADI-270, an armored gamma delta CAR T cell product candidate designed to address multiple CD70+ solid tumor and hematological malignancies indications, with renal cell carcinoma (RCC) as the initial indication. Our pipeline has several additional internal gamma delta T cell therapy programs in discovery and preclinical development for both hematological malignancies and solid tumors. We expect to continue to develop product candidates in autoimmune diseases and cancer based on our gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR and other technology. We plan to file one new Investigational New Drug (IND) application every 12-18 months.

ADI-001

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND applications for ADI-001 in lupus nephritis (LN) and in August 2024, we expanded our ADI-001 autoimmune clinical development program to include systemic lupus erythematosus (SLE), systemic sclerosis (SSc) and anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV). In September 2024, we activated sites for our Phase 1 clinical trial of ADI-001 in autoimmune diseases and opened enrollment for patients with LN. In October 2024, we received clearance for our IND amendment to evaluate ADI-001 in idiopathic inflammatory myopathy (IIM) and stiff person syndrome (SPS) as part of our Phase 1 clinical trial in autoimmune diseases. We expect to initiate enrollment for patients with SLE, SSc, IIM and SPS in the first quarter of 2025, and for patients with AAV in the second half of 2025. We believe the favorable safety profile, cellular kinetics and B cell depletion in peripheral blood and secondary lymphoid tissue demonstrated with ADI-001 clinical experience to date is favorable for development in autoimmune diseases. We believe the potential market opportunity for ADI-001 in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes LN), SSc, IIM and SPS. In June 2024, the FDA granted us Fast Track Designation to ADI-001 for the potential treatment of relapsed/refractory class III or class IV LN. We plan to report preliminary clinical data from our Phase 1 clinical study of ADI-001 in LN in the first half of 2025, and for other autoimmune diseases in the second half of 2025, subject to study site initiation and patient enrollment.

Due to the prioritization of ADI-001 in autoimmune indications, patient enrollment in the Phase 1 clinical study of ADI-001 in mantle cell lymphoma has been closed.

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

At-the-Market (ATM) Offering

On March 22, 2024, we entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of our common stock, from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal (the Jefferies ATM Program). As of September 30, 2024, no shares of common stock have been sold under the Jefferies Sales Agreement.

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

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments in treasury securities.

Interest Expense

Interest expense consists primarily of the non-cash amortization of costs incurred in connection with the Loan Agreement (as defined in our Liquidity and Capital Resources section below).

Other Expense, Net

Other expense, net primarily consists of state franchise and capital taxes not related to income.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three months ended September 30,
	2024	2023	Change	% Change
Operating expenses
Research and development	26,253	26,167	86	0%
General and administrative	6,900	6,633	267	4%
Goodwill impairment	—	19,462	(19,462)	(100%)
Total operating expenses	33,153	52,262	(19,109)	(37%)
Loss from operations	(33,153)	(52,262)	(19,109)	(37%)
Interest income	2,730	2,520	210	8%
Interest expense	(1)	(1)	—	0%
Other expense, net	(54)	(142)	(88)	(62%)
Loss before income tax benefit	(30,478)	(49,885)	(19,407)	(39%)
Income tax provision	—	—	—	0%
Net loss	$(30,478)	$(49,885)	$(19,407)	(39%)

Research and development

	Three months ended September 30,
	2024	2023
Payroll and personnel expenses(1)	$11,210	$10,404
Costs incurred under agreements with consultants, CDMOs, and CROs	6,202	7,523
Lab materials, supplies and maintenance of equipment used for research and development activities	3,309	2,379
Other research and development expenses(2)	5,532	5,861
Total research and development expenses	$26,253	$26,167

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by less than $0.1 million, or 0%, during the three months ended September 30, 2024 as compared to the same period in 2023. The increase in research and development expenses was primarily due to a $0.9 million increase in laboratory expenses, a $0.8 million increase in payroll and personnel expenses as well as a less than $0.1 million increase in professional fees for the period. This increase was partially offset by a $1.3 million decrease in expenses related to CDMOs and other externally conducted research and development and a $0.4 million decrease in allocated facility expenses.

General and administrative

General and administrative expenses increased by $0.3 million, or 4%, during the three months ended September 30, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to a $0.3 million increase in payroll and personnel expenses which includes a $0.1 million increase in stock-based compensation, $0.1 million increase in salaries and benefits, and $0.1 million in recruiting and consulting fees.

Interest income

Interest income decreased by $0.2 million, or 8%, during the three months ended September 30, 2024 as compared to the same period in 2023, which was primarily due to lower interest rates for the period.

Other expense, net

Other expense, net decreased by less than $0.1 million, or 62%, during the three months ended September 30, 2024 as compared to the same period in 2023. This was due to a decrease in franchise taxes and realized losses related to foreign exchange rates.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Operating expenses
Research and development	76,050	81,284	(5,234)	(6%)
General and administrative	20,822	19,726	1,096	6%
Goodwill impairment	—	19,462	(19,462)	(100%)
Total operating expenses	96,872	120,472	(23,600)	(20%)
Loss from operations	(96,872)	(120,472)	23,600	(20%)
Interest income	8,647	7,800	847	11%
Interest expense	(3)	(25)	22	88%
Other expense, net	(167)	(472)	305	65%
Loss before income tax benefit	(88,395)	(113,169)	24,774	(22%)
Income tax provision	—	—	—	0%
Net loss	$(88,395)	$(113,169)	$24,774	(22%)

Research and development

	Nine Months Ended September 30,
	2024	2023
Payroll and personnel expenses(1)	$32,351	$32,113
Costs incurred under agreements with consultants, CDMOs, and CROs	18,114	24,515
Lab materials, supplies and maintenance of equipment used for research and development activities	8,972	8,103
Other research and development expenses(2)	16,613	16,553
Total research and development expenses	$76,050	$81,284

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $5.2 million, or 7%, during the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in research and development expenses was primarily due to a $6.4 million decrease in expenses related to CDMOs and other externally conducted research and development. This decrease was partially offset by a $0.9 million increase in laboratory expenses and $0.3 million increase in professional fees.

General and administrative

General and administrative expenses increased by $1.1 million, or 6%, during the nine months ended September 30, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation of $1.4 million as well as an increase in legal and other professional fees of $0.4 million. The increase was partially offset by a $0.6 million decrease in recruiting fees and other payroll expenses.

Interest income

Interest income increased by $0.4 million, or 6%, during the nine months ended September 30, 2024 as compared to the same period in 2023, which was primarily due to higher cash balances and higher interest rates for the first six months of the period as well as our investments in treasury securities.

Other expense, net

Other expense, net decreased by $0.3 million, or 65%, during the nine months ended September 30, 2024 as compared to the same period in 2023. This was due to a decrease in franchise taxes and realized losses related to foreign exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In January 2024, we raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, we terminated the JonesTrading ATM Program and entered into the Jefferies ATM Program. As of September 30, 2024, no shares of common stock have been sold through the Jefferies ATM Program.

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

As of September 30, 2024, we had cash, cash equivalents and short-term investments in treasury securities of $202.1 million. We expect that our cash, cash equivalents and short-term investments in treasury securities will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Future Funding Requirements

We recorded net loss of $30.5 million for the three months ended September 30, 2024. Prior to this period, we have recorded net losses since inception. As of September 30, 2024, we had an accumulated deficit of $469.2 million.

As of September 30, 2024, we had cash, cash equivalents and short-term investments in treasury securities of $202.1 million. We believe that our cash, cash equivalents and short-term investments in treasury securities will be sufficient for us to continue as a going concern for at least twelve months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

All of our revenue to date has been generated from our License and Collaboration Agreement (the Regeneron Agreement) with Regeneron Pharmaceuticals, Inc. (Regeneron). We do not expect to generate any significant product revenue until we obtain regulatory approval of and commercialize any of our product candidates or enter into additional collaborative agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(68,277)	$(70,231)
Investing activities	(97,122)	(4,328)
Financing activities	111,170	160
Net decrease in cash and cash equivalents	$(54,229)	$(74,399)

Cash Flows from Operating Activities

Net cash used in operating activities was $68.0 million for the nine months ended September 30, 2024. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $26.2 million, and a net decrease in operating assets and liabilities of $5.5 million. Non-cash items primarily included depreciation and amortization of $4.8 million, stock-based compensation expense of $18.5 million, non-cash lease expense of $2.4 million and a net amortization of premiums and accretion discounts on investments of $0.5 million. The net change in assets and liabilities was primarily due to a net decrease in accrued and other current and non-current liabilities of $1.2 million and a decrease in operating lease liability of $2.7 million. There was also a $1.7 million decrease in prepaid expenses and other current assets and a $0.2 million decrease in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $97.5 million for the nine months ended September 30, 2024, which consisted of $96.6 million of purchases of short-term treasury securities and $0.9 million of purchases of lab equipment for our GMP cell processing suite at 1000 Bridge Parkway.

Net cash used in investing activities was $4.3 million for the nine months ended September 30, 2023, which consisted of purchases of lab equipment primarily related to our GMP cell processing suite at 1000 Bridge Parkway.

Cash Flows from Financing Activities

Net cash provided by financing activities was $111.2 million for the nine months ended September 30, 2024, which included approximately $91.7 million in net proceeds from the issuance of our common stock and pre-funded warrants in the Offering and approximately $19.3 million in net proceeds from the issuance of our common stock under the JonesTrading ATM Program.

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2023, which was primarily related to $0.2 million in net proceeds from the issuance of common stock with our employee stock purchase plan. This was partially offset by less than $0.1 million of cash paid for taxes withheld on the net share settlement of equity awards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2024, we had cash, cash equivalents and short-term investments in treasury securities of $202.1 million, which consisted of cash and funds invested in treasury securities and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash, cash equivalents and short-term investments in treasury securities, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash, cash equivalents and short-term investments in treasury securities. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2024, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, our Annual Report on Form 10-K for the year ended December 31, 2023, and in other documents that we file with the U.S. Securities and Exchange Commission (SEC), in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently: (i) net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales, from sales of our common stock under our “at-the-market” program in January 2024 and (ii) net proceeds of approximately $91.7 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten public offering in January 2024. For the three months ended September 30, 2024, we recorded net loss of $30.5 million. As of September 30, 2024, we had an accumulated deficit of $469.2 million.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $202.1 million in cash, cash equivalents and short-term investments in treasury securities as of September 30, 2024, we are capitalized into the second half of 2026. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Risks Related to Our Product Candidates

*Our business is highly dependent on the success of ADI-001 and ADI-270. If we are unable to obtain regulatory approval for ADI-001 and ADI-270 in one or more indications and effectively commercialize these product candidates for the treatment of patients in indications for which we receive approval (if any), our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize ADI-001, our most advanced product candidate, and ADI-270. We have opened enrollment at multiple clinical sites for patients with lupus nephristis (LN) in our Phase 1 clinical trial of ADI-001 and plan to commence enrollment for patients with lupus erythematosus (SLE), systemic sclerosis (SSc), antineutrophil cytoplasmic autoantibody associated vasculitis (AAV), idiopathic inflammatory myopathy (IIM) and stiff person syndrome (SPS). In addition, we received FDA clearance for our IND application for ADI-270 in renal cell carcinoma (RCC) in June 2024 and plan to initiate a Phase 1 multicenter, open-label clinical trial to assess the safety and anti-tumor activity for this product candidate.

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

In December 2023, the IND for our lead product candidate, ADI-001, to treat patients with LN was cleared by the FDA. In the second quarter of 2024, we received clearance for our IND for ADI-001 to include SLE, SSc and AAV. In October 2024, we received clearance for our IND amendment to evaluate ADI-001 in IIM and SPS as part of the ongoing Phase 1 trial in autoimmune diseases. Our pipeline also includes ADI-270, an armored gamma delta CAR T cell product candidate targeting

CD70+ cancers. In June 2024, the IND for ADI-270 in RCC was cleared by the FDA. We also have several additional internal gamma delta T cell therapy programs in preclinical development. We previously announced our plan to file one new IND every 12-18 months. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND application for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

*Clinical trials are expensive, time-consuming and difficult to design and implement.

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

As a result, because we have limited financial and managerial resources, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in November 2023, we announced that we paused preclinical development of ADI-925 to prioritize corporate resources on ADI-270. In January 2024, we announced we had deprioritized enrollment of large B cell lymphoma patients in our Phase 1 clinical trial of ADI-001 in non-Hodgkin's lymphoma and in September 2024 we announced a strategic prioritization to focus ADI-001 development resources on autoimmune indications. Due to this prioritization, patient enrollment in the Phase 1 clinical study of ADI-001 in mantle cell lymphoma has been closed. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business, financial condition and results of operations.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options that vest over time may be significantly affected by fluctuations in our stock price that are beyond our control. Declines in our stock price generally reduce the value of equity awards granted to its employees. To the extent our stock price declines, our ability to incentivize, retain or attract qualified talent could be negatively impacted. Such declines in stock price may result in additional “underwater” stock options held by certain employees and officers. For example, in August 2024, certain of our executive officers entered into an option cancellation agreement to surrender certain underwater stock options.

The value of our stock options may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. To provide added incentives to retain and motivate key contributors, our board of directors approved a stock option repricing in August 2023. Despite this, we may have difficulty retaining key personnel, which could adversely affect our business and further development of our product candidates. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Option Repricing” in our Annual Report on Form 10-K for the year ended December 31, 2023 for information about the stock option repricing.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $202.1 million in cash, cash equivalents and short-term investments in treasury securities as of September 30, 2024, we are capitalized into the second half of 2026. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

In addition, the Foreign Investment Law in China grants foreign invested entities the same treatment as PRC domestic entities, except for those foreign invested entities that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list” published by the Ministry of Commerce, and the National Development and Reform Commission (2024 Negative List). We and our PRC subsidiary, Adicet (Shanghai) Biotechnology Co., Ltd. (Adicet Shanghai), a wholly foreign-owned enterprise (WFOE), are currently considered to be a foreign invested entity in China.

The 2024 Negative List provides that foreign investment is prohibited in the development and application of human stem cell or gene diagnostic and therapeutic technologies. As of October 2024, there has been no official interpretation of the scope of “human stem cell or gene diagnostic and therapeutic technologies” and the application of this regulation remains unclear. If discovering and developing our allogeneic gamma delta T cell therapies are deemed by relevant PRC regulatory agencies as falling into the category of “human stem cell or gene diagnostic and therapeutic technologies,” Adicet Shanghai would be prohibited from engaging in the research or development of such technologies. To comply with the PRC laws and regulations, we conduct our research and development activities in PRC through the Adicet VIE. It is also noted that in September 2024, Ministry of Commerce, National Healthcare Commission and National Medical Products Administration of PRC jointly announce a pilot policy (2024 Pilot Policy) to allow foreign invested entities in Free Trade Zone of Beijing, Shanghai, Guangdong and Hainan to develop human stem cell or gene diagnostic and therapeutic technologies. However, the application of 2024 Pilot Policy remains unclear.

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

*Compliance with China’s Data Security Law, Cyber Security Law, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme on cyber security and any other future laws and regulations may entail significant expenses and could affect our business.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (AI Act) — the world’s first comprehensive AI law, entered into force in August 1, 2024 and, with some exceptions, will become effective 12 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

On May 30, 2023, we entered into the Sixth Amendment to the Loan Agreement, dated as of May 30, 2023 (the 2023 Loan Amendment). Pursuant to the 2023 Loan Amendment, we must maintain the lesser of (i) $35.0 million or (ii) all of the

Company’s combined balances in demand deposit accounts, money market accounts, and/or insured cash sweep accounts with Banc of California. If our total cash and investments drop to less than $35.0 million, the 2023 Loan Amendment permits us to maintain cash and/or investments in one or more accounts outside of Banc of California up to a total of $2.5 million. As of the date of this Quarterly Report on Form 10-Q, we were in compliance with such covenants.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of September 30, 2024, we had federal net operating loss carryforwards of approximately $294.8 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above or subject to other limitations, which could potentially result in increased future tax liability to us.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of September 30, 2024, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

We have received fast track designation for ADI-001 for the treatment of LN and for ADI-270 in metastatic/advanced clear cell renal cell carcinoma. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the product candidate sponsor may apply for fast track designation for a particular indication. We may seek fast track designation for certain of our product candidates, but there is no assurance that the FDA will grant this status to any of our product candidates. Marketing applications filed by sponsors of product candidate with fast track designation may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 38.1% of our outstanding voting common stock as of September 30, 2024. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have broad discretion over the use of our cash, cash equivalents and short-term investments in treasury securities and may not use them effectively.

Our management has broad discretion to use our cash, cash equivalents and short-term investments in treasury securities to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending our use to fund operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

10.1#*	Form of Stock Option Cancellation Agreement.

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

ADICET BIO, INC.

Date: November 6, 2024	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: November 6, 2024	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)