Form 10-K
period 2024-12-31
Adicet Bio, Inc.
filed 2025-03-06
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $84.4 million based on a closing price of $1.21 per share as quoted by The Nasdaq Global Market on June 28, 2024. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2025, there were 82,685,750 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2025 annual meeting of shareholders, scheduled to be held on June 11, 2025, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
Business disruptions, including armed conflicts, could substantially delay our clinical trials or seriously harm our future revenue and financial condition and increase our costs and expenses.
•
A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.
•
Global conflicts may increase the likelihood of supply interruptions which could impact our ability to find the materials we need to make our product candidates.
•
We have in the past failed and may in the future fail to achieve and maintain effective internal control over financial reporting, which could harm our business and negatively impact the value of our common stock.
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

i

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
•
our expectations regarding discussions with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) of a potential path to support Biologics License Applications (BLA) and Marketing Authorization Applications (MAA) for our product candidates;
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
•
our research and development activities outside of the United States, including in China, and related contractual relationships;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
the success of competing therapies that are or may become available;
•
developments relating to our competitors and our industry;
•
our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
•
our financial performance;

•
our expectations related to the use of cash, cash equivalents and short-term investments;
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

ADI-001

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for ADI-001 in lupus nephritis (LN). In August 2024, we expanded our ADI-001 autoimmune clinical development program to include systemic lupus erythematosus (SLE), systemic sclerosis (SSc) and anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV). In September 2024, we activated sites for our Phase 1 clinical trial of ADI-001 in autoimmune diseases and opened enrollment for patients with LN. In October 2024, we received clearance for our IND amendment to evaluate ADI-001 in idiopathic inflammatory myopathies (IIM) and stiff person syndrome (SPS) as part of our Phase 1 clinical trial in autoimmune diseases. We expect to initiate enrollment for patients with SLE, SSc, IIM and SPS in the second quarter of 2025, and for patients with AAV in the second half of 2025. We believe the favorable safety profile, cellular kinetics and B cell depletion in peripheral blood and secondary lymphoid tissue demonstrated with ADI-001 clinical experience to date is favorable for development in autoimmune diseases. We believe the potential market opportunity for ADI-001 in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes LN), SSc, IIM and SPS. In June 2024, the FDA granted Fast Track Designation to ADI-001 for the potential treatment of relapsed/refractory class III or class IV LN. In February 2025, the FDA granted Fast Track Designation to ADI-001 for the potential treatment of adult patients with refractory SLE with extrarenal involvement and for SSc. In November 2024, we dosed our first LN patient, and in February 2025, reported that we have dosed a total of three LN patients, in our Phase 1 clinical trial of ADI-001 in autoimmune diseases. We plan to report preliminary LN clinical data from this trial in the first half of 2025, and data for other autoimmune diseases in the second half of 2025, subject to study site initiation and patient enrollment.

Due to the prioritization of ADI-001 in autoimmune indications, patient enrollment in the Phase 1 clinical study of ADI-001 in mantle cell lymphoma has been closed.

ADI-270

ADI-270 is an investigational allogeneic gamma delta CAR T cell therapy targeting CD70 via the CD27-ligand for the treatment of RCC and with potential in other solid tumor and hematological malignancies indications. ADI-270 is designed to home to solid tumors, with a highly specific targeting moiety for CD70 and an armoring technology of transforming growth factor beta dominant-negative receptor to address immunosuppressive factors in the tumor microenvironment. Building on gamma delta 1 tissue tropism to solid tumors and three mechanisms of anti-tumor activity (CAR, innate and adaptive), CAR gamma delta 1 T cells may be well positioned to address solid tumors.

In June 2024, we received FDA clearance for our IND application for ADI-270 in RCC. In July 2024, we also received FDA Fast Track Designation for ADI-270 for the potential treatment of patients with metastatic/advanced clear cell RCC (ccRCC). In December 2024, we dosed our first RCC patient, and in February 2025 reported that we have enrolled a total of three RCC patients, in our Phase 1 multicenter, open-label clinical trial to assess the safety and anti-tumor activity of ADI-270. We plan to share preliminary clinical data in the first half of 2025.

Our Pipeline

We are currently developing a pipeline of allogeneic “off-the-shelf” gamma delta T cell therapies, using either previously validated antigens or those that we identify and target using our CAR and other technology. Our most advanced product candidate in development, ADI-001, is in an ongoing Phase 1 clinical trial for LN and we expect to report clinical data from this trial in the first half of 2025. We are also developing a pipeline to advance the research and development of allogeneic CAR T cell product candidates in hematological malignancies and solid tumor indications. We expect to continue to develop product candidates in autoimmune diseases and cancer based on our gamma delta T cell platform using either previously validated antigens or those that we identify and target using CAR and other technologies.

Our pipeline is represented in the diagram below:

Program	Target	Indication	Research	IND-Enabling	Phase 1	Phase 2*
AUTOIMMMUNE DISEASES						
ADI-001	CD20	LN & SLE	●	●	●	○
		SSc	●	●	●	○
		IIM/ SPS	●	●	●	○
		AAV	●	●	●	○
ONCOLOGY						
ADI-270	CD70 (TGFβ-DNR)	RCC & Other ST / Heme	●	●	●	○
ADI-xxx	PSMA (w/ Armor)	mCRPC	●	○	○	○

PARTNERED PROGRAMS

Program	Target	Indication	Research	IND-Enabling	Phase 1	Phase 2*	Partner
ADI-002	GPC3	HCC	●	●	○	○	REGENERON

*Phase 3 may not be required if Phase 2 is registrational

Figure 1. Company Pipeline

Our Strategy

Our objective is to be the leading biotechnology company developing allogeneic gamma delta T cell therapies for autoimmune diseases and cancer. Key elements of our strategy include our plans to:

•
Continue to advance clinical development of ADI-001. ADI-001, our lead product candidate, is in Phase 1 clinical development for autoimmune diseases. CD20 is a validated target for autoimmune diseases.

•
Continue to advance clinical development of ADI-270 in renal cell carcinoma. Building on gamma delta 1 tissue tropism to solid tumors and three mechanisms of anti-tumor activity (CAR, innate and adaptive), CAR gamma delta 1 T cells may be well positioned to address solid tumors.
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

Clinical data for ADI-001 in non-Hodgkin lymphoma (NHL) have shown B cell depletion that mirrors the B cell depletion by autologous alpha beta CD19-targeted CAR T in academic and industry-sponsored clinical studies in SLE, SSc and IIM patients. Given that gamma delta 1 T cells preferentially traffic to organs and tissues, ADI-001 is designed to target and deplete B cells in the periphery, secondary lymphoid organs, kidneys and other organs, which is highly desirable in autoimmune diseases. We believe ADI-001's off-the-shelf availability and favorable safety profile as demonstrated in the cancer setting support the potential for outpatient administration.

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
•
Manufacturing variability and failure. An article published by the American Society of Hematology in 2023 reported CAR T manufacturing failure rates between 1-13%. The article states that, in some cases, the manufacturing process fails to yield a product and, in others, results in one which does not meet pre-specified criteria for release and labelled an out of specification product

•
High costs limit patient access. The high cost of therapy and payer policies can limit access to autologous CAR T-cell therapies. According to a 2019 article published in the journal Managed Care, treating physicians estimate that the costs of autologous CAR T-cell therapies combined with patient care services are approximately $1 million per patient, generating reluctance of payers to approve these therapies for patients before they have exhausted other options. These therapies are then relegated to the most heavily pretreated patients who may be unable to withstand the potential severe side effects.
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

Potential Advantages of Gamma Delta T Cell-Based Therapies

Immunotherapies developed using gamma delta T cells have a number of potential or anticipated advantages over other therapies developed using other cell types, including the following:

•
Consistent values observed. Exposure, measured by Cmax, D28 persistence and area under curve with ADI-001, has been consistent with values reported for approved autologous CD19 CAR T therapies. This property differentiates our CAR gamma-delta1 allogeneic T cell therapies from other allogeneic therapies.
•
Potential for superior cytotoxic activity. T cells from some patients, for example those with chronic lymphocytic leukemia, often display an exhausted, or otherwise dysfunctional, phenotype and CAR T-cell products from these cells may perform poorly. Our allogeneic cell therapy is manufactured from unrelated donors whose T cells have been shown to generate highly active CAR T-cells. Clinical B-cell depletion data from ADI-001 in lymphoma, mirrors the B-cell depletion reported in academic studies by Shett et.al. of autologous CD19 CAR-T in lupus patients who experienced robust efficacy associated with an immune reset of the B cell compartment. Similarly, in lymphoma patients, ADI-001 has demonstrated deep cytoreductive complete responses that surpassed the depth of response demonstrated by autologous CAR T therapy in the same patient.
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
•
Major Histocompatibility Complex (MHC)-independent antigen recognition for tissue homeostasis and tumor targeting. Gamma delta TCR can recognize antigens associated with dysfunctional cells, associated with tumorigenic or dysregulated functions, in a MHC-independent manner. This further facilitates the use of products derived from donors who are unrelated to patients which may avoid the need to match the human leukocyte antigen (HLA)-type of the donor to the patient.
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
•
Lack of Graft-versus-host disease (GvHD). A body of published evidence, mainly in the field of haematopoietic stem cell transplantation (HSCT), supports the safety profile of transfer of allogeneic gamma delta T cells to patient recipients from unrelated donors. HSCT procedures containing significant numbers of gamma delta T cells were able to proceed with no signs of acute or chronic GvHD. In many cases, the presence of gamma delta T cells in the HSCT products correlated with improved clinical outcomes, indicating the antitumor potential of gamma delta T cells.

Additionally, a study performed by Martin Wilhelm and colleagues in 2014 indicated that gamma delta T cells from haploidentical donors could be successfully expanded and infused in large numbers (2.17x106 cells/kg (range, 0.9-3.84)), followed by further expansion (mean, 68-fold) in the patients without any observed GvHD.
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
•
Safety Potential. ADI-001 has shown to be well tolerated to date with no significant CRS, ICANS and an inherently lower risk of T-cell malignancies compared to autologous CAR-Ts. This profile and ADI-001's off-the-shelf availability makes it suitable for the treatment of autoimmune diseases and provides the potential to treat patients in the community setting.

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

Figure 2. Production of Gamma Delta T Cells

ADI-001, an Anti-CD20 CAR Gamma Delta T Cell Product Candidate Targeting Autoimmune Diseases

Our Solution, ADI-001

ADI-001 is our gamma delta CAR T-cell product candidate that is designed to target malignant B cells via an anti-CD20 CAR and via the gamma delta T cell endogenous receptors, which we are developing as an allogeneic immunocellular therapy for the treatment of autoimmune diseases and cancer. ADI-001 is created from Vδ1 gamma delta T cells isolated from unrelated donors. It is manufactured in bulk under current Good Manufacturing Practices (cGMP) -compliant conditions and is intended to be supplied as an immediately available "off-the-shelf" anti-CD20 CAR T-cell therapy.

ADI-001 contains an anti-CD20 CAR that has a proprietary antigen-binding domain that recognizes a region of CD20 distinct from that recognized by rituximab. Similar to other CAR-Ts cells including the one used to create Kymriah®, our CAR T cells contain the clinically validated costimulatory domain from 4-1BB and the CD3ζ.

ADI-001 Development Program

Autoimmune Diseases

In November 2024, we dosed our first LN patient, and in February 2025, reported that we have dosed a total of three LN patients, in our Phase 1 trial of ADI-001. Our trial involves a 3+3 dose escalation starting at 100 or 300 million CAR+ cells flat dose. Subject to safety findings, higher doses will be explored up to one billion CAR+ cells. Before ADI-001 infusion, each patient will be conditioned with cyclophosphamide and fludarabine lymphodepletion. The dose limiting toxicity reporting window is set to 42 days; safety events during this period will be driving dose escalation decisions. The first safety assessment is scheduled on Day 28 after infusion, and then on months 3-6-9-12-18 and 24 thereafter. Once the maximum tolerated dose is determined, a dose expansion cohort will be opened to further characterize the safety and efficacy of ADI-001 in lupus nephritis patients. Primary endpoints will be focused on safety. For an illustration of our ADI-001 Phase 1 study design in lupus nephritis, please refer to Figure 3 below.

Some patients may be initially dosed with 1E8 until our IND amendment to allow the starting dose of 3E8 becomes effective. For each indication, starting dose is 3E8 with potential to escalate up to 1E9 (based on 3+3 design) or de-escalate down to DL1 of 1E8 (in all cases CAR+ cells); LTFU= Long term follow up

Figure 3. Planned ADI-001 Phase 1 Study Design in Autoimmune Diseases

Aggressive Relapsed and Refractory NHL

In October 2020, the FDA cleared our IND application for ADI-001 for the treatment of NHL. The active IND enabled us to initiate the first-in-human clinical trial to assess safety and efficacy of ADI-001 in NHL patients in the first quarter of 2021. The study included a dose finding portion followed by dose expansion cohorts to explore the activity of ADI-001 in multiple subtypes of NHL. Included in this trial were previously treated patients who were not able to receive approved autologous CAR T-cell therapies due to medical, technical, logistical, or financial reasons, as well as patients who relapsed after receiving autologous CAR T-cell therapies.

Due to the prioritization of ADI-001 in autoimmune indications, patient enrollment in the Phase 1 clinical study of ADI-001 in mantle cell lymphoma has been closed.

Results from ADI-001 Phase 1 Trial in Relapsed or Refractory NHL

On September 10, 2024, we announced interim results among patients with mantle cell lymphoma (MCL) from the Phase 1 study of ADI-001 in relapsed or refractory NHL. Data highlights from the study as of the August 22, 2024 cut-off date are summarized below.

Across all doses, 10 evaluable patients with MCL that were treated with ADI-001 demonstrated an overall response rate (ORR) of 80% (8/10), a complete response (CR) rate of 60% (6/10), with a median duration of complete response of 17.5 months. Patients were heavily pretreated with a median of 3 prior lines of therapy and 30% of patients had progressed on prior CAR T. In the Phase 1 study, ADI-001 demonstrated a generally favorable safety and tolerability profile, with no occurrences of graft-versus-host disease and low incidence of grade ≥3 cytokine release syndrome and neurotoxicity that compared favorably to data reported for autologous CD19 CAR T in MCL. Additional translational data from patients enrolled in the Phase 1 clinical study in relapsed/refractory B-cell non-Hodgkin’s Lymphoma further support the significant potential of ADI-001 in autoimmune indications.

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

In June 2024, we received FDA clearance for our IND application for ADI-270 in RCC. In July 2024, we also received FDA Fast Track Designation for ADI-270 for the potential treatment of patients with metastatic/advanced ccRCC. In December 2024, we dosed our first RCC patient, and in February 2025, reported that we have dosed a total of three RCC patients, in our Phase 1 multicenter, open-label clinical trial to assess the safety and anti-tumor activity of ADI-270. We plan to share preliminary clinical data in the first half of 2025.

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

ADI-002, an Anti-GPC3 CAR Gamma Delta T Cell Product Candidate

On January 28, 2022, Regeneron exercised its option to license the exclusive, worldwide rights to ADI-002, an anti-GPC3 allogeneic CAR gamma delta T cell product candidate, pursuant to our agreement signed in 2016. In conjunction with the exercise of its option, Regeneron paid us an exercise fee of $20.0 million. We elected not to exercise our option to co-fund the further development of ADI-002. Accordingly, Regeneron is responsible, at its sole cost, for all development, manufacturing and commercialization of ADI-002 and we are entitled to royalties of any future sales of such products by Regeneron. See Note 9. Third Party Agreements to our consolidated financial statements in this Annual Report on Form 10-K.

Our Strategic Agreements

We have entered into multiple strategic agreements and collaborations, including our License and Collaboration Agreement with Regeneron as well as our Antibody Discovery Agreement with Twist Bioscience Corporation. We have also entered into amendments to these original agreements. For additional information regarding our significant agreements, refer to Note 9. Third Party Agreements to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Our patent portfolio includes composition of matter, method of treatment and manufacturing process protection for our lead product candidates, ADI-001 and ADI-270, as well as for our partnered program ADI-002 and several additional research-stage candidates. As of March 4, 2025, there are multiple granted patents and pending non-provisional applications in the United States and internationally directed to our gamma delta T cell expansion platform, including several pending patent families directed to particular reagents and related protocols for gamma delta T cell expansion and resulting gamma delta T cell compositions of matter, including engineered gamma delta CAR T cells which are expected to expire between 2035 and 2038, absent any patent term adjustment and/or extension. The first U.S. non-provisional application in our original patent family was granted as U.S. Patent No. 11,135,245, expiring on May 19, 2038; the first U.S. non-provisional application in our second patent family was granted as U.S. Patent No. 11,299,708, expiring on December 26, 2037; and the first U.S. non-provisional application in our third patent family was granted as U.S. Patent No. 12,221,480, expiring on February 1, 2042.

We also have one pending international PCT application directed to certain improvements in gamma delta CAR T cell engineering, where any subsequent national stage applications claiming the benefit of this PCT application would expire in 2045 assuming they are filed and issued in due course. We also have one pending U.S. provisional patent application directed to certain improvements in gamma delta CAR T cell manufacturing, where applications claiming the benefit of this provisional application would expire in 2045 assuming they are converted, prosecuted and issued in due course.

For our ADI-001 program in particular, there is one patent family with pending non-provisional applications in the U.S. and internationally directed to CAR constructs and antigen binding domains relating to ADI-001, as well as their methods of use for certain indications, preconditioning methods, and dosing regimens, which, if issued, would expire in 2039, absent any patent term adjustment and/or extension. Additionally, we have a second patent family with pending non-provisional applications in the U.S. and internationally directed to certain methods of treating B cell malignancies using ADI-001 which, if issued, are expected to expire in 2042, absent any patent term adjustment and/or extension. We also have a pending U.S. provisional patent application directed to certain methods of treating autoimmune disorders using ADI-001, where applications claiming the benefit of this provisional application would expire in 2045 assuming they are converted, prosecuted and issued in due course.

For our ADI-270 program in particular, there is one patent family with pending non-provisional applications in the U.S. and internationally directed to CAR constructs with CD70 binding domains, as well as their methods of use for certain indications which, if issued, would expire in 2043, absent any patent term adjustment and/or extension. Additionally, we have a second patent family with a pending international PCT application focusing on dual CAR constructs binding to CD70 and additional disease-associated antigens of interest, and multi-specific CAR T cells comprising same having increased persistence, where any subsequent national stage applications claiming the benefit of this PCT application would expire in 2044 assuming they are filed and issued in due course.

For our research-stage programs, we have several patent families with pending non-provisional applications in the U.S. and internationally focusing on dap10, prostate specific member antigen and B7-H6 which, if issued, would expire between 2042 and 2043, absent any patent term adjustment and/or extension. We also have one pending international PCT application directed to a companion diagnostic and related adjunctive therapy for use in adoptive cell therapies in general, where any subsequent national stage applications claiming the benefit of this PCT application would expire in 2044 assuming they are filed and issued in due course.

Finally, there are also multiple granted patents and pending patent applications in the United States and internationally directed to our TCRL platform technology expiring between 2023 and 2037, including two pending patent families directed to certain carcinoma, melanoma and glioblastoma targets expiring between 2036 and 2037.

For our ADI-002 program, partnered with Regeneron, there is one patent family with pending non-provisional applications in the United States and internationally directed to CAR constructs and antigen binding domains relating to ADI-002, as well as their methods of use for certain indications, preconditioning methods, and dosing regimens, which, if issued, would expire in 2039, absent any patent term adjustment and/or extension. We also have one patent family with pending non-provisional applications in the U.S. and internationally directed to certain proprietary antibodies to GPC3 and methods of use thereof which, if issued, would expire in 2042, absent any patent term adjustment and/or extension.

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

We manufacture cell-based immunotherapy products utilizing gamma delta T cells obtained from the blood of donors who are unrelated to the patients that will be treated. These products are classed as allogeneic cell therapy products. Donor-derived blood product is fractionated and the fraction enriched for gamma delta T cells is frozen prior to use in future manufacturing campaigns. We believe that freezing and storing the donor blood products allows us to efficiently schedule subsequent manufacturing steps. After obtaining blood products from unrelated donors the manufacturing process begins with the activation of a subpopulation of gamma delta T cells, referred to as Vd1 T-cells, using an antibody that is proprietary to us. This antibody, in combination with other factors including cytokines, induces gamma delta T cells to proliferate, whereupon we expose the cells to a viral vector that transfers a gene sequence encoding a CAR or other gene sequences, to the proliferating cells. This step is referred to as the transduction step. Following the transduction step, gamma delta T cells are induced to proliferate further. During the manufacturing process, there are depletion steps that increase the proportion of gamma delta T cells by removing unwanted residual alpha beta T cells, resulting in an enriched CAR-modified gamma delta T cell drug product. CAR-modified gamma delta T cell products are then frozen in single-use vials for long-term storage at cryogenic temperatures. These storage conditions are designed to ensure stability of the cell-based drug products for protracted periods of time. The storage in single use vials is designed to simplify the handling and treatment administration. Just prior to administration of treatment, the vials will be thawed and then the contents infused into the patient. We believe that the manufacturing processes we are developing will be able to be completed in approximately two to three weeks and will result in sufficient quantities of drug product to treat numerous patients.

To date, we currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop. We have chosen to partner with a number of contract development and manufacturing organizations (CDMOs) in the United States to access specific capabilities to ensure that the manufacturing process is highly scalable, and fully cGMP compliant. This strategy allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. In addition to the quality management systems utilized by strategic manufacturing partners, we have established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.

For example, we currently engage multiple third-party manufacturers for both viral vector and drug product across our pipeline. We also conduct internal GMP cell processing and vector manufacturing operations at our 1000 Bridge Parkway, Redwood City, California facility (1000 Bridge Parkway) for the production of viral vector and drug products intended for Phase 1/2 clinical trials. We also utilize separate third-party contractors to manufacture cGMP-compliant starting and critical materials that are used for the manufacturing of our product candidates, such as donor blood products, gamma delta T cell activating antibody and viral vectors that are used to deliver the applicable CAR gene into the T cells. We believe all materials and components utilized in the production of the activating antibody producing cell line and viral vector are available from qualified suppliers and suitable for pivotal process development in readiness for registration and commercialization. Going forward, we intend to continue to expand our manufacturing capability through agreements with leading cell therapy and viral vector CDMOs.

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

Novartis and Kite Pharma (now Gilead) were the first to achieve FDA approval for autologous T cell therapies. In August 2017, Novartis obtained FDA approval to commercialize Kymriah®, for the treatment of children and young adults with B cell acute lymphoblastic leukemia (ALL) that is refractory or has relapsed at least twice. In May 2018, Kymriah® received FDA approval for adults with relapsed or refractory (R/R) large B cell lymphoma. In October 2017, Kite Pharma obtained FDA approval to commercialize Yescarta®, the first CAR T-cell product candidate for the treatment of adult patients with R/R large B cell lymphoma. In July 2020, Gilead obtained FDA approval to commercialize Tecartus™, the first CAR T-cell product candidate for the treatment of adult patients with R/R mantle cell lymphoma. In February 2021, Bristol Myers Squibb obtained FDA approval to commercialize Breyanzi® for the treatment of adults with R/R large B cell lymphoma. In 2022, both Yescarta and Breyanzi were approved by the FDA for treating a subset of adult patients with LBCL in the second line, representing a line-expansion from the earlier third-line approvals.

Due to the promising therapeutic effect of T cell therapies in clinical trials, we anticipate increasing competition from existing and new companies developing these therapies, as well as in the development of allogeneic T cell therapies generally. Potential T cell therapy competitors include, but are not limited to:

Autoimmune Competition

•
Allogeneic immune cell therapy competition: Sana Biotechnology, Inc., CRISPR Therapeutics AG, Fate Therapeutics, Inc., Nkarta, Inc., Century Therapeutics, Inc., Allogene Therapeutics, Inc., and Caribou Biosciences, Inc.

•
Autologous T-cell therapy competition: Novartis AG, Bristol-Myers Squibb Company, Autolus Therapeutics PLC, Cartesian Therapeutics, Inc., iCell Gene Therapeutics Inc., Cabaletta Bio, Inc., and Kyverna Therapeutics, Inc.

Cancer Competition

•
Allogeneic T-cell therapy competition: Allogene Therapeutics, Inc., Caribou Biosciences, Inc., Century Therapeutics, Inc., Cellectis, S.A., CRISPR Therapeutics AG, Fate Therapeutics Inc., Precision Biosciences, Inc., Immatics Biotechnologies GmbH, Takeda, TC BioPharm Limited, and IN8Bio, Inc.
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

Competition may also arise from non-cell based immune cancer platforms. For instance, we may experience competition from companies, such as Amgen Inc., Bristol-Myers Squibb Company, Cullinan Therapeutics, Inc., F. Hoffmann-La Roche AG, Genmab A/S, GlaxoSmithKline plc, GSK plc, MacroGenics, Inc., Merck & Co., Inc., Merus N.V., Regeneron Pharmaceuticals, Inc., and Xencor Inc., that are pursuing bispecific antibodies, which target both an antigen on the cancer or target B-cell and the T cell receptor, thus bringing both target cells and T cells in close proximity to maximize the likelihood of an immune response. Further, companies such as Novartis AG, F. Hoffmann-La Roche AG, Biogen Inc., and GSK plc are developing antibody-based therapies targeting B cell antigens and other targets for the treatment of autoimmune diseases. Additionally, companies, such as Amgen Inc., AbbVie Inc., Daiichi Sankyo Company, Limited, GSK plc, Immunomedics, Inc., and Pfizer Inc., are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

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

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell products will be regulated as biologics. With this classification, commercial production of our products will need to occur in registered facilities in compliance with cGMP for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA to the FDA for marketing authorization. Our products are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a Biologics License Application (BLA) before we can market them. Generally, before a new drug or biologic can be marketed, considerable data demonstrating our quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

Sponsors of applicable clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information on www.clinicaltrials.gov. Sponsors also must disclose certain results of these clinical trials, although disclosure of results may be delayed until after the new product or new indication has been approved by the FDA. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies and, under FDORA, the FDA is now permitted to require that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

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

Additionally, a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the Affordable Care Act (ACA) codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below).

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, impose requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. State and foreign laws, including for example the European Union General Data Protection Regulation also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these privacy and security requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. There are also state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In addition, regulators and legislators around the world are increasingly scrutinizing certain data transfers and may impose data localization requirements, which could impact our ability to conduct our business across international borders.

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

Former President Biden issued multiple executive orders that sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from former President Biden that included a proposed prescription drug pricing model that would test whether targeted Medicare payment adjustments would sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures, Congress has indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

EU / Rest of World Government Regulation

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial authorization application is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

In China specifically, in addition to GCP, the conduct of clinical trials for investigational drugs is subject to the oversight and regulation of the National Medical Products Administration (NMPA), including without limitation to requirement of obtaining formal or tacit (as the case may be) authorization from NMPA for the clinical trials. Investigator-initiated trials of somatic cell products are also strictly regulated in China. Additionally, the use of China’s human genetic resources in such clinical trials must strictly comply with human genetic resources and biosecurity regulations in China, such as the Administrative Regulations of the People's Republic of China on Human Genetic Resources, and the Implementing Rules for the Administrative Regulation on Human Genetic Resources, under which the use of China’s human genetic resources shall complete mandatory filings and/or approvals with designated authorities. For market approval in China, we need to submit MAA and obtain an NMPA-issued drug registration certificate, which is a centralized procedure for the whole China, and the Center for Drug Evaluation (CDE) of NMPA will conduct the scientific evaluation of the product and make the final decision. For some specific products, such as (i) a drug for the treatment of life-threatening illnesses for which there is no effective treatment approach, and the clinical trial of drugs already has data to prove efficacy and is able to forecast the clinical value, or (ii) a drug used for prevention and treatment of life-threatening illnesses or illnesses which have a serious impact on quality of life and for which there is no other effective prevention and treatment method or there is adequate evidence to prove that the said innovative drug has obvious clinical advantages over existing treatment approach(es), the evaluation and approval procedure of CDE may be expedited.

Drug manufacturing in China must comply with China’s Good Manufacturing Practice (GMP) standards. In terms of pricing, drugs not included in national reimbursement programs retain commercial pricing flexibility. However, inclusion in China’s national reimbursement drug list requires participation in government-led price negotiations. These negotiations may lead to significant price adjustments to align with public health priorities.

In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014 (Regulation), which replaced the Clinical Trials Directive 2001/20/EC (Directive), on January 31, 2022. The Clinical Trials Regulation, which is directly applicable in all EU member states (meaning that no national implementing legislation in each EU member state is required), aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials.

To obtain regulatory approval of a medicinal product under EU regulatory systems, we must submit an MAA. The centralized procedure provides for the grant of a single marketing authorization by the European Commission (EC) that is valid across all of the EU, and in the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway). The scientific evaluation of MAAs for Advanced Therapy Medicinal Product (ATMPS) (which comprise gene therapy, somatic cell therapy and tissue engineered medicines) is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies (CAT). The CAT prepares a draft opinion on the quality, safety and efficacy of the ATMP which is the subject of the MAA, which is sent for final approval to the Committee for Medicinal Products for Human Use (CHMP). The maximum timeframe for the evaluation of an MAA for an ATMP is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the EC, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major public health interest, particularly from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Products with an orphan designation in the EU can receive ten years of market exclusivity, during which time “no similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either (i) the prevalence of such condition is no more than five in 10,000 persons in the EU when the application is made, or (ii) without the benefits derived from orphan status, it is unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the MAA is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, orphan medicine marketing exclusivity may be revoked only in very select cases, such as if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder of the authorized orphan product consents to a second application; or (iii) the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product.

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Regulatory framework in the UK

The UK formally left the EU on January 31, 2020. As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the United Kingdom government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA is now responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the European Union centralized procedure. A single United Kingdom-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. On January 1, 2024, the MHRA put in place a new international recognition framework which means that the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new UK marketing authorization. There is now no pre- marketing authorization orphan designation in the United Kingdom. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the United Kingdom market, i.e., the prevalence of the condition in the United Kingdom (rather than the European Union) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the United Kingdom.

For other countries outside of the EU and UK, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which will enable transfers from the UK (the International Data Transfer Agreement or Addendum). We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

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

U.S. Data Privacy Law

At the federal level, in addition to HIPAA, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

In addition, certain state laws govern privacy and security of personal information. For example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, created comprehensive individual privacy rights for consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA required covered companies to provide new disclosures to California consumers, provided such consumers new ways to opt-out of certain sales of personal information, and allowed for a new private cause of action for data breaches. The CCPA was amended by the California Privacy Rights Act (CPRA) which became effective on January 1, 2023 and imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA and created a state agency that is vested with authority to implement and enforce the CCPA. As our business progresses, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Similar laws have been passed and proposed in numerous other states. These laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Other states, including Connecticut and Nevada, have passed similar laws regulating consumer health data, and additional states are considering and may pass similar laws. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted. Such enacted and proposed legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Human Capital

As of December 31, 2024, we had 152 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We have built a strong culture by collaboratively creating company values, a Mission and Vision. We seek input from employees on our culture through regular employee engagement surveys. We optimize employee performance through goal setting and regular written feedback. We offer attractive benefits, including competitive salaries, equity grants, an employee stock purchase plan, excellent health insurance, and a 401(k) match. We are committed to pay equity, regardless of gender, race/ethnicity, or sexual orientation and conduct comprehensive pay equity analyses on a semi-annual basis. During the pay equity reviews, we assess and ensure equality in pay for various groups to ensure fairness. In addition to providing strong benefits packages to employees, we believe in fostering individual and organizational effectiveness by offering our employees various professional development opportunities. We believe that investing in our employees’ career growth provides individuals and the organization with the knowledge and skills to respond effectively to current and future business demands and support the organization’s development efforts. Our culture is one that actively supports the application of new knowledge and skills on the job. In addition, we recognize several cultural holidays during the year in support of our diverse workforce. In 2025, we plan to continue adding to our human capital resources as we grow. We are also monitoring the current landscape of wage inflation and labor shortages in connection with our employees' overall compensation.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently: (i) net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales, from sales of our common stock under our “at-the-market” program in January 2024 and (ii) net proceeds of approximately $91.7 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten public offering in January 2024. For the year ended December 31, 2024, we recorded net loss of $117.1 million. As of December 31, 2024, we had an accumulated deficit of $497.9 million.

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

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize ADI-001, our most advanced product candidate, and ADI-270. In November 2024, we dosed our first LN patient in our Phase 1 clinical study of ADI-001 in autoimmune diseases. We plan to report preliminary LN clinical data from this study in the first half of 2025, and data for other autoimmune diseases in the second half of 2025, subject to study site initiation and patient enrollment. In addition, we received FDA clearance for our IND application for ADI-270 in RCC in June 2024, and in December 2024, we dosed our first patient in our Phase 1 multicenter, open-label clinical trial to assess the safety and anti-tumor activity of ADI-270 in RCC patients. We plan to share preliminary clinical data from this trial in the first half of 2025.

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

In addition, the clinical study requirements of the FDA, the European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Allogeneic gamma delta T cell therapies are novel therapies, with no immunotherapies licensed to date in the United States or the European Union to treat autoimmune diseases. Approvals by the EMA and FDA for existing autologous CAR T cell therapies, such as Kymriah® and Yescarta®, as well as other pathways to approval, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our product candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates.

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

If we are required by the FDA to obtain approval of a companion diagnostic in connection with approval of any of our product candidates, including in connection with our gamma delta T cell therapy targeting CD70, and we do not obtain, or face delays in obtaining, FDA approval of such companion diagnostic, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

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

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities, and the FDA has generally required premarket approval of companion diagnostics for cancer therapies. In January 2024, FDA announced its intention to initiate the reclassification process for most in vitro diagnostics, including companion diagnostics. Further, FDA indicated that in addition to the reclassification process, FDA will continue taking a risk-based approach in the initial classification of individual in vitro diagnostics to determine whether a new test may be classified into class II through the de novo classification process. In so doing, FDA indicated that it may regulate most future companion diagnostics as class II devices. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic that the companion diagnostic was developed to detect.

If the FDA or a comparable foreign regulatory authority requires approval or clearance of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains regulatory approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval or clearance for these companion diagnostics. Any delay or failure by us or third party collaborators to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval or continued marketing of the relevant product. We or our collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.

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

We may not be able to file IND applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In December 2023, the IND for our lead product candidate, ADI-001, to treat patients with LN was cleared by the FDA. In the second quarter of 2024, we received clearance for our IND for ADI-001 to include SLE, SSc and AAV. In October 2024, we received clearance for our IND amendment to evaluate ADI-001 in IIM and SPS as part of the ongoing Phase 1 trial in autoimmune diseases. Our pipeline also includes ADI-270, an armored gamma delta CAR T cell product candidate targeting CD70+ cancers. In June 2024, our IND for ADI-270 in RCC was cleared by the FDA. We also have several additional internal gamma delta T cell therapy programs in preclinical development. We previously announced our plan to file one new IND every 12-18 months. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND application for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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
•
obtaining regulatory authorization to begin a trial, which may include the evaluation of a companion diagnostic, if applicable;

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

In our current and planned clinical trials of our product candidates, we have contracted with and expect to continue to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. Medicines used at centers to help manage adverse side effects of ADI-001 and ADI-270 may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates, any of which could have a material adverse effect on our ability to obtain regulatory approval and commercialize on the timelines anticipated or at all, which could have a material adverse effect on our business and results of operations.

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
•
unexpected changes in tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), trade barriers, price and exchange controls and other regulatory requirements;
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

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. Our pipeline also includes ADI-270, an armored gamma delta CAR T-cell product candidate targeting CD70+ cancers, which has initiated clinical development. In addition, we have several additional internal gamma delta T cell therapy programs in preclinical development. We plan to submit one new IND to the FDA every 12-18 months. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

We expect to spend a substantial amount of capital in the clinical development of our product candidates, including the ongoing and future clinical trials for ADI-001, the ongoing clinical trial for ADI-270 in RCC and IND-enabling activities for our additional internal gamma delta T cell therapy programs in preclinical development. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of the date of this Annual Report on Form 10-K, we believe that with $176.3 million in cash, cash equivalents, restricted cash and short-term investments in treasury securities as of December 31, 2024, we are capitalized into the second half of 2026. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the development, approval, registration, manufacturing, packaging, licensing and marketing of new drugs. For example, under the People's Republic of China (PRC) law, before we or our subsidiaries commence a clinical trial with Shanghai Adicet Biotechnology Co., Ltd., our variable interest entity (the Adicet VIE), an approval or filing, as the case may be, needs to be obtained in advance for any projects in respect of human genetic resources in order to collect any biological samples that contain the genetic material of Chinese human subjects. Any failure to obtain such approval or filing could cause such projects to be suspended by governing authorities, and may result in fines. Investigator-initiated trials cannot be implemented in a medical and healthcare institution without first being approved by such medical and healthcare institutions. Such medical and healthcare institutions shall file such approval to the medical and healthcare authority which issues its operating license for record. Furthermore, under relevant PRC laws, a license for use of laboratory animals is required for performing experimentation on animals. Any failure to fully comply with such requirements may result in the invalidation of our experimental data. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our product candidates in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China. PRC authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. We believe our strategy and approach are aligned with the PRC government’s regulatory policies, but we cannot ensure that our strategy and approach will continue to be aligned.

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

The uncertainties in the PRC legal system regarding the Foreign Investment Law may subject our contractual arrangements to different interpretations or enforcement challenges, or subject us to severe penalties or force us to relinquish our interests in our operations.

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

We rely on contractual arrangements with the Adicet VIE and its shareholders to undertake the activities of the Adicet VIE that most significantly impact the Adicet VIE’s economic performance, which may not be as effective as direct ownership in providing operational control.

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

Changes in U.S. and Chinese regulations may impact our business, financial condition, and our operating results.

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

We may be restricted from transferring our scientific data abroad.

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

Compliance with China’s Data Security Law, Cyber Security Law, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme on cyber security and any other future laws and regulations may entail significant expenses and could affect our business.

China has implemented or will implement rules and is considering a number of additional proposals relating to data protection. China’s Data Security Law took effect in September 2021 and provided that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government.

Additionally, China’s Cyber Security Law, promulgated by the Standing Committee of the National People’s Congress, which came into effect in 2017, and the Administrative Measures for the Hierarchical Protection of Information Security promulgated by the Ministry of Public Security, National Administration of State Secrets Protection, State Cryptography Administration and other government authority in 2007, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopts a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level of the entity’s information and network systems. These levels range from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

Also, the Standing Committee of the National People’s Congress released the Personal Information Protection Law, which became effective in 2021. The Personal Information Protection Law provided a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the Personal Information Protection Law contains proposals for significant fines for serious violations of up to Renminbi 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities. Meanwhile, the State Council of the PRC promulgates the Regulations on the Administration of Network Data Security, which came into effect on January 1, 2025, and put forward a series of detailed requirements regarding data protection. With regard to the cross-border transfer of personal information, the Cyberspace Administration of China released the Regulations on Promoting and Regulating Cross-border Data Flows in 2024. The Regulations on Promoting and Regulating Cross-border Data Flows establishes the latest regulatory framework for the cross-border transfer of personal information. The personal information handler should pass the security assessment, submit the standard contract signed for the provision of personal information abroad, or be certified by a specialized agency for the protection of personal information authentication before the cross-border transfer of the personal information when certain threshold provided in the Regulations on Promoting and Regulating Cross-border Data Flows is reached.

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

Pharmaceutical companies operating in China are required to comply with extensive regulations and hold a number of permits and licenses to carry on their business. Our ability to obtain and maintain these regulatory approvals is uncertain, and future government regulation may place additional burdens on our current and planned operations in China.

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

We may be exposed to liabilities under the FCPA, and similar anti-corruption and anti-bribery laws of China and other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and any determination that we have violated these laws could have a material adverse effect on our business or our reputation.

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

Any failure to comply with Chinese regulations regarding the registration requirements for our employee equity incentive plans may subject us to fines and other legal or administrative sanctions, which could adversely affect our business, financial condition and results of operations.

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

Risks Related to Business Disruptions

Business disruptions, including armed conflicts, could substantially delay our clinical trials or seriously harm our future revenue and financial condition and increase our costs and expenses.

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

Ongoing conflicts, including conflicts between Russia and Ukraine and Israel and Hamas and a deterioration in the bilateral relationship between the United States and PRC, may increase the likelihood of supply interruptions and hinder our ability to find the materials we need to make our product candidates. Supply disruptions make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which increases pressure on our costs and increases the risk that we may be unable to acquire the necessary goods and services to successfully manufacture our product candidates. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical studies or clinical trials, such as our ongoing or planned clinical trials of ADI-001 and ADI-270, could be delayed or suspended. Any delay or interruption in the supply of trial materials could delay the completion of such trials, increase the costs associated with maintaining these research and development activities and, depending upon the period of delay, require us to commence new preclinical studies or clinical trials at additional expense or terminate such trials completely.

Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, and results of operations.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, adequate staffing, furloughs, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We operate globally and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

We are subject to federal and state data privacy and security laws and regulations, and laws and expectations relating to privacy continue to evolve. Changes in these laws may limit our data access, use and disclosure, and may require increased expenditures. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, the California Consumer Privacy Act (CCPA) requires covered businesses to, among other things, provide notices to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. In addition, the California Privacy Rights Act (CPRA), which amended the CCPA, became effective on January 1, 2023 and imposed additional obligations on companies covered by the legislation. The CPRA modified the CCPA and has created a state agency that is vested with authority to implement and enforce the CCPA. There are also states that are specifically regulating health information or specific types of information, such as biometric information, and regulators and legislators are continuing to propose and adopt new laws and regulations protecting privacy and certain types of personal information. For example, the Washington My Health My Data Law, and similar laws adopted and proposed in other states, regulate the collection and sharing of health information, and some such law include a private right of action, which further increases compliance risks.

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

Following the United Kingdom’s (UK) exit from the European Union (EU), the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Although the GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. The UK Government has introduced a Data Use and Access Bill (the UK Bill) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the UK Bill will have the effect of further altering the similarities between the UK and EU data protection regime. This may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted (“UK Adequacy Decision”). However, the UK Bill may threaten the validity of this UK Adequacy Decision. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. The European Commission has issued forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The UK is not subject to the EC’s new standard contractual clauses but has published the UK International Data Transfer Agreement and International Data Transfer Addendum to the new standard contractual clauses (the IDTA), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 (Schrems II), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (Framework), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework has already been challenged and could be invalidated like its predecessor frameworks. We are required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (AI Act) — the world’s first comprehensive AI law – which has entered into force on August 1, 2024 and most provisions of which will become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Furthermore, in the U.S., a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

We have in the past failed and may in the future fail to achieve and maintain effective internal control over financial reporting could harm our business and negatively impact the value of our common stock.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To continue to achieve and maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, from time to time we may not be able to conclude that our internal control over financial reporting is effective as required by Section 404. For example, our management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024 due to the material weakness in our internal control over financial reporting described below. However, after giving full consideration to this material weakness, our management has concluded that the remediation steps taken have been sufficient to remediate this material weakness as of the date of this Annual Report on Form 10-K. Additional material weaknesses may arise in the future. Any additional material weakness in our internal control over financial reporting may, in the future, result in our management being unable to conclude that our disclosure controls and procedures were effective for the applicable period.

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

We have previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate a material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2024 and 2023, we identified a material weakness in our internal control over financial reporting which relates to cash disbursements. We have concluded that this material weakness in our internal control over financial reporting occurred due to our internal controls having not been adequately designed to prevent or timely detect unauthorized cash disbursements. We believe that the remediation steps taken have been sufficient to remediate this material weakness as of the date of this Annual Report on Form 10-K.

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediating the material weaknesses. We have taken steps to remediate including consulting with experts on technical accounting matters and in the preparation of our financial statements.

However, we cannot assure you that the measures we are taking to remediate the material weaknesses will prevent or avoid potential future material weaknesses. Further, additional weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of Nasdaq, investors may lose confidence in our financial reporting and our stock price may decline as a result.

Risks Related to Taxation

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2024, we had federal net operating loss carryforwards of approximately $339.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above or subject to other limitations, which could potentially result in increased future tax liability to us.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (IRS) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them. You are urged to consult your tax advisor regarding the implications of potential changes in tax laws on an investment in our common stock.

Risks Related to Third Parties

If our collaboration with Regeneron is terminated, or if Regeneron materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed.

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of December 31, 2024, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

In addition to our own internal manufacturing capabilities, we currently utilize, and expect to continue to utilize, third parties to manufacture our product candidates. If the field of cell therapy continues to expand, we may encounter increasing competition and costs for these materials and services. Demand for third-party manufacturing in cell therapy may grow at a faster rate than existing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of our product candidates at an acceptable cost or at all. We have also not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to achieve manufacturing and processing at a commercial scale and therefore may be unable to create an inventory of mass-produced, "off-the-shelf" product to satisfy demands for any of our product candidates.

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

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, incidents, or compromises.

Our internal computer systems and the systems of our CROs, contractors and consultants are vulnerable to cybersecurity threats. Additionally, we operate in a hybrid work environment. As our employees and our business partners’ employees work from home and access our systems remotely, we may be subject to heightened security and privacy risks, including the risks of cyber attacks and privacy incidents. Cybersecurity threats include, but are not limited to, social-engineering attacks (including through phishing attacks), business email compromise, online and offline fraud, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, access attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and telecommunications failures among other cybersecurity risks. Threat actors and their techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. We may expend significant resources to try to protect against these threats to our systems. Certain data privacy and security laws, as well as industry best practice standards, may require us to implement and maintain security measures. While we have implemented security measures designed to protect our systems and confidential and sensitive data, there can be no assurance that these measures will be effective.

We and certain of our service providers have in the past and may in the future experience cybersecurity incidents, including incidents related to social engineering, business email compromise, and wire fraud. For example, in September and October 2024, certain employee business email accounts were compromised by an unauthorized third party, and as a result, payments intended for certain vendors were fraudulently re-directed into bank accounts presumably controlled by the unauthorized third party. System failures and security breaches could cause interruptions in our operations, and could result in a disruption of our development programs and our business operations. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. Other consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Further, our insurance coverage may not be adequate or sufficient in type or amount to protect us from or to mitigate liabilities arising out of our privacy and security practices.

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

The FDA may grant accelerated approval for our product candidates that meet the criteria for accelerated approval. As a condition for accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. Even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval. Further, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA, EMA or other regulatory agencies requesting additional studies to evaluate our product candidate relative to the new products.

Our clinical trial results may also not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications, or that a related companion diagnostic test is suitable to identify appropriate patient populations;
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

We have received fast track designation for ADI-001 for the treatment of LN and for ADI-270 in metastatic/advanced clear cell RCC. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the product candidate sponsor may apply for fast track designation for a particular indication. We may seek fast track designation for certain of our product candidates, but there is no assurance that the FDA will grant this status to any of our product candidates. Marketing applications filed by sponsors of product candidate with fast track designation may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

Additionally, the UK formally left the EU on January 31, 2020. The EU and the UK have concluded a trade and cooperation agreement (TCA) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, the UK has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012. The regulatory regime in the UK therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the EU Clinical Trials Regulation, which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU member states, has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. The separate, and potentially diverging, regulatory regimes between the UK and the EU may increase our regulatory burden of applying for and obtaining authorization in the UK and the EU.

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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of autoimmune diseases and cancer, we cannot accurately estimate the potential revenue from our product candidates. For further discussion on coverage and reimbursement matters, see the section entitled “Business—Government Regulation and Product Approval Coverage, Pricing and Reimbursement” in this Annual Report on Form 10-K.

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

In addition, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 32.8% of our outstanding voting common stock as of December 31, 2024. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have broad discretion over the use of our cash, cash equivalents and short-term investments and may not use them effectively.

Our management has broad discretion to use our cash, cash equivalents and short-term investments to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending our use to fund operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

The Company relies on electronic systems and information technologies to conduct its operations. We have adopted and maintain a cybersecurity risk management program, in accordance with our risk profile and business, that is informed by industry standards. The risk management program and the security policies that have been established as part of it, are reviewed annually as part of our overall risk management procedures.

We leverage the support of third-party information technology and security providers, including to perform penetration testing, threat intelligence analysis and remediation, when necessary. We have previously conducted a cybersecurity risk assessment that was intended to take into account the evolving cyber threat landscape and industry best practices, and we have endeavored to adapt our cyber risk strategy to mitigate emerging cybersecurity risks. We implement a multi-layered approach to cybersecurity that includes, for example, employee security awareness training, various security tools and technologies, and incident response planning and remediation.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, we do, from time to time, experience threats and security incidents relating to our, and our third party vendors’, information systems. For more information, please see the section entitled “Risk Factors” as well as Item 9A in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Our Executive Director of Information Technology (IT) reports directly to our Chief Financial Officer (CFO) and is responsible for the strategic leadership and direction of our cybersecurity program, with support from our Associate Director of Information Security and Associate Director of IT. With over 20 years of experience in IT and cybersecurity risk management, our Executive Director of IT works alongside individuals across other Company management functions to establish and implement our cybersecurity risk management strategy. Our Executive Director of IT is informed of and monitors cybersecurity incidents through communications with system users as well as monitoring our intrusion detection systems and firewalls.

Our audit committee, which reports directly to the board of directors, is responsible for overseeing our cybersecurity risk management program pursuant to the audit committee’s charter. The audit committee receives periodic updates on cybersecurity risks, mitigation strategies, and, if necessary, incident response activities from our Executive Director of IT or CFO. The audit committee may update the full board of directors on matters relating to cybersecurity risk management as needed.

Item 2. Properties.

We have offices in Boston, Massachusetts, and Redwood City, California. Our principal executive offices are located at 131 Dartmouth Street, 3rd Floor, Boston, Massachusetts. On January 31, 2024, our Boston, Massachusetts lease at 200 Berkeley Street was terminated by the landlord due to closing of the office space. On January 19, 2024, we entered into a membership agreement with Industrious Bos 131 Dartmouth Street LLC for office space at 131 Dartmouth Street, Boston, Massachusetts (the Dartmouth Street Agreement). The Dartmouth Street Agreement commenced on February 1, 2024 and was set to originally expire on January 31, 2025. On March 12, 2024 and on November 25, 2024, we amended the Dartmouth Street Agreement to include additional office space and extend the term of the lease. As amended on November 25, 2024, the extended lease commenced on February 1, 2025 and will expire on January 31, 2026.

We also lease office and laboratory space located at 1000 Bridge Parkway, Redwood City, California. The lease commenced on March 31, 2020 and expires on February 28, 2030. In addition, we lease office space at 1200 Bridge Parkway, Redwood City, California. This lease commenced on June 17, 2022 and will expire on June 30, 2025.

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

As of March 3, 2025, we had approximately 12 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plan

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

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

ADI-001

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for ADI-001 in lupus nephritis (LN). In August 2024, we expanded our ADI-001 autoimmune clinical development program to include systemic lupus erythematosus (SLE), systemic sclerosis (SSc) and anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV). In September 2024, we activated sites for our Phase 1 clinical trial of ADI-001 in autoimmune diseases and opened enrollment for patients with LN. In October 2024, we received clearance for our IND amendment to evaluate ADI-001 in idiopathic inflammatory myopathies (IIM) and stiff person syndrome (SPS) as part of our Phase 1 clinical trial in autoimmune diseases. We expect to initiate enrollment for patients with SLE, SSc, IIM and SPS in the second quarter of 2025, and for patients with AAV in the second half of 2025. We believe the favorable safety profile, cellular kinetics and B cell depletion in peripheral blood and secondary lymphoid tissue demonstrated with ADI-001 clinical experience to date is favorable for development in autoimmune diseases. We believe the potential market opportunity for ADI-001 in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes LN), SSc, IIM and SPS. In June 2024, the FDA granted Fast Track Designation to ADI-001 for the potential treatment of relapsed/refractory class III or class IV LN. In February 2025, the FDA granted Fast Track Designation to ADI-001 for the potential treatment of adult patients with refractory SLE with extrarenal involvement and for SSc. In November 2024, we dosed our first LN patient, and in February 2025, reported that we have dosed a total of three LN patients, in our Phase 1 clinical trial of ADI-001 in autoimmune diseases. We plan to report preliminary LN clinical data from this trial in the first half of 2025, and data for other autoimmune diseases in the second half of 2025, subject to study site initiation and patient enrollment.

Due to the prioritization of ADI-001 in autoimmune indications, patient enrollment in the Phase 1 clinical study of ADI-001 in mantle cell lymphoma has been closed.

ADI-270

ADI-270 is an investigational allogeneic gamma delta CAR T cell therapy targeting CD70 via the CD27-ligand for the treatment of RCC and with potential in other solid tumor and hematological malignancies indications. ADI-270 is designed to home to solid tumors, with a highly specific targeting moiety for CD70 and an armoring technology of transforming growth factor beta dominant-negative receptor to address immunosuppressive factors in the tumor microenvironment. Building on gamma delta 1 tissue tropism to solid tumors and three mechanisms of anti-tumor activity (CAR, innate and adaptive), CAR gamma delta 1 T cells may be well positioned to address solid tumors.

In June 2024, we received FDA clearance for our IND application for ADI-270 in RCC. In July 2024, we also received FDA Fast Track Designation for ADI-270 for the potential treatment of patients with metastatic/advanced clear cell RCC (ccRCC). In December 2024, we dosed our first RCC patient, and in February 2025 reported that we have enrolled a total of three RCC patients, in our Phase 1 multicenter, open-label clinical trial to assess the safety and anti-tumor activity of ADI-270. We plan to share preliminary clinical data in the first half of 2025.

Recent Developments

Termination of the Loan and Security Amendment

On November 27, 2024, Adicet Therapeutics, Inc. (Adicet Therapeutics), a Delaware corporation and our wholly-owned subsidiary, and Banc of California executed a payoff letter (the Payoff Letter) to repay in full all outstanding indebtedness and terminate all commitments and obligations, subject to certain exceptions, under that certain Loan and Security Agreement (the Loan Agreement), dated as of April 28, 2020, as amended. Under the Payoff Letter, we agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. As of December 31, 2024, we have $2.9 million of restricted cash held in cash collateral accounts. No termination penalty was paid in connection with the Payoff Letter.

Research and Development Activities in China

In May 2024, we initiated research and development activities in China through a series of contractual agreements entered into and among Shanghai Adicet Biotechnology Co., Ltd. (the Adicet VIE), Adicet (Shanghai) Biotechnology Co., Ltd. (Adicet Shanghai), a wholly owned subsidiary of Adicet Therapeutics, and the shareholders of the Adicet VIE. We are the primary beneficiary of the Adicet VIE, which is considered a consolidated entity under accounting principles generally accepted in the United States of America (U.S. GAAP).

At-the-Market (ATM) Offering

On March 22, 2024, we entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of our common stock, from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal (the Jefferies ATM Program). As of December 31, 2024, no shares of common stock have been sold under the Jefferies Sales Agreement.

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

We allocate our external costs by product candidate. We do not allocate our internal costs by product candidate as a significant amount of internal research and development expenses are not tracked by product candidate, and we believe the allocation of such costs would be arbitrary and would not provide a meaningful assessment as we have used our employee and infrastructure resources across multiple product candidate research and development programs.

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

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in our merger with resTORbio, Inc. in September 2020. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below the carrying value. If the fair value of the reporting unit is less than the carrying value, we measure the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. This amount is recognized as a goodwill impairment charge for the period. The Company performed an interim test for goodwill impairment in the year ended December 31, 2023 and determined that the entire balance of goodwill was impaired.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, restricted cash and short-term investments in treasury securities.

Interest Expense

Interest expense consists primarily of the non-cash amortization of costs incurred in connection with the Loan Agreement (as defined in our Liquidity and Capital Resources section below).

Other Expense, Net

Other expense, net primarily consists of state franchise and capital taxes not related to income.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Twelve Months Ended December 31,
	2024	2023	Change	% Change
Operating expenses
Research and development	99,323	106,043	(6,720)	(6%)
General and administrative	28,292	26,533	1,759	7%
Goodwill impairment	—	19,462	(19,462)	(100%)
Total operating expenses	127,615	152,038	(24,423)	(16%)
Loss from operations	(127,615)	(152,038)	24,423	(16%)
Interest income	10,714	9,978	736	7%
Interest expense	(4)	(25)	21	(84%)
Other expense, net	(217)	(573)	356	(62%)
Loss before income tax benefit	(117,122)	(142,658)	25,536	(18%)
Income tax provision	—	—	—	0%
Net loss	$(117,122)	$(142,658)	$25,536	(18%)

Research and Development

	Twelve Months Ended December 31,
	2024	2023
Payroll and personnel expenses(1)	$42,693	$42,744
Costs incurred under agreements with consultants, CDMOs, and CROs	22,269	29,963
Lab materials, supplies and maintenance of equipment used for research and development activities	11,670	11,065
Other research and development expenses(2)	22,691	22,271
Total research and development expenses	$99,323	$106,043

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $6.7 million, or 6%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in research and development expenses was primarily due to a $7.7 million decrease in expenses related to CDMOs. This decrease was partially offset by a $0.6 million increase in lab expenses as well as a $0.5 million increase in professional fees.

General and Administrative

General and administrative expenses increased by $1.8 million, or 7%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in general and administrative expenses was primarily due to a $0.9 million increase in professional fees for the period. There was also a $0.4 million increase in payroll and personnel expenses, which includes an increase in salaries and benefits of $0.5 million and stock-based compensation of $0.4 million, partially offset by a decrease of $0.3 million in recruiting fees. The increase was also due to a $0.3 million increase in depreciation expense as well as a $0.2 million increase in allocated facility expense for the period.

Goodwill Impairment

Goodwill impairment charges decreased by $19.5 million, or 100%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. Beginning in the third quarter of 2023, we experienced a significant decline in our stock price. We concluded that the decrease in stock price was sustained and that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount. Therefore, we performed an interim goodwill impairment test in the third quarter of 2023. Based on our interim impairment test, we recorded a goodwill impairment charge of $19.5 million during the year ended December 31, 2023, representing the entire balance of goodwill.

Interest Income

Interest income increased by $0.7 million, or 7%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to higher cash balances, investments in treasury securities, and higher interest rates for the period.

Other Expense, Net

Other expense, net decreased by $0.4 million, or 62%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. This was due to a decrease in franchise taxes and realized losses related to foreign exchange rates.

Income Tax Benefit

There was no income tax expense or benefit for the years ended December 31, 2024 and 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In January 2024, we raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, we terminated the JonesTrading ATM Program and entered into the Jefferies ATM Program. As of December 31, 2024, no shares of common stock have been sold through the Jefferies ATM Program.

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

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $176.3 million and restricted cash of $2.9 million. We expect that our cash, cash equivalents and short-term investments will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

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

In April 2024, the Term Loan availability under our Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remained available. On November 27, 2024, we executed a payoff letter (the Payoff Letter) with Banc of California to repay in full all outstanding indebtedness and terminate all commitments and obligations, subject to certain exceptions, under the Loan Agreement. Under the Payoff Letter, we agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. We paid the $10,000 administrative fees in December 2024. As of December 31, 2024, we have $2.9 million of restricted cash held in cash collateral accounts. No termination penalty was paid in connection with the Payoff Letter.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $117.1 million and $142.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $497.9 million.

As of December 31, 2024, we had cash, cash equivalents, and short-term investments of $176.3 million. We believe that our cash, cash equivalents and short-term investments will be sufficient for us to fund our operations for at least twelve months from the issuance date of our consolidated financial statements as of, and for the year ended, December 31, 2024 included elsewhere in this Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

See the section of this Annual Report on Form 10-K entitled “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(92,378)	$(93,717)
Investing activities	(119,242)	(4,464)
Financing activities	111,307	236
Net decrease in cash and cash equivalents	$(100,313)	$(97,945)

Cash Flows from Operating Activities

Net cash used in operating activities was $92.4 million for the year ended December 31, 2024. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $30.3 million and a net decrease in operating assets and liabilities of $5.5 million. Non-cash items primarily included stock-based compensation expense of $22.2 million, depreciation and amortization of $6.5 million and non-cash lease expense of $3.2 million. The net decrease in assets and liabilities was primarily due to a decrease of $3.7 million in operating lease liability, a decrease of $2.0 million in accrued and other current and non-current liabilities and a decrease of $1.3 million in prepaid expenses and other current assets. The decrease was partially offset by an increase in accounts payable of $1.1 million and an increase in other non-current assets of $0.4 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $119.2 million for the year ended December 31, 2024, which consisted of $129.1 million of purchases of short-term treasury securities and $1.1 million of purchases of lab equipment for our GMP cell processing suite at 1000 Bridge Parkway. We received $11.0 million related to the maturities of short-term treasury securities.

Net cash used in investing activities was $4.5 million for the year ended December 31, 2023, which consisted of purchases of property and equipment related to the construction of our facilities in Redwood City, California.

Cash Flows from Financing Activities

Net cash provided by financing activities was $111.3 million for the year ended December 31, 2024, which included approximately $91.7 million in net proceeds from the issuance of our common stock and pre-funded warrants in the Offering and approximately $19.3 million in net proceeds from the issuance of our common stock under the JonesTrading ATM Program.

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, including stock options and restricted stock awards. Our determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option pricing model. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. For awards that have a performance condition, we recognize compensation expense based on its assessment of the probability that the performance condition will be achieved, using an accelerated attribution model, over the explicit or implicit service period. We account for forfeitures as they occur. In determining fair value of the stock options granted, we use the Black–Scholes option-pricing model, which requires the input of subjective assumptions, including but not limited to, expected term, volatility and risk-free interest rates. Changes in these assumptions can materially affect the estimate of the fair value of stock-based compensation:

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

Recently Issued and Adopted Accounting Pronouncements

See the section entitled “Summary of Significant Accounting Policies” in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $176.3 million, which consisted of cash and funds invested in treasury securities and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash, cash equivalents, restricted cash and short-term investments in treasury securities. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024 and 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024 due to the material weakness in our internal control over financial reporting which relates to cash disbursements described below. However, after giving full consideration to this material weakness, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

We cannot assure you that material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. For additional information, see the related risks in the section entitled "Risk Factors" of this Annual Report on Form 10-K.

In connection with the audit of our financial statements as of and for the years ended December 31, 2024 and 2023, we identified a material weakness in our internal control over financial reporting. The material weakness we identified was as follows:

•
In September and October 2024, certain employee business email accounts were compromised by an unauthorized third party, and as a result, payments intended for certain vendors were fraudulently re-directed into bank accounts presumably controlled by the unauthorized third party. As a result of the foregoing, we identified a material weakness due to our internal controls having not been adequately designed to prevent or timely detect unauthorized cash disbursements.

Remediation of Material Weakness in Internal Control over Financial Reporting

During the preparation of this Annual Report on Form 10-K, our management has implemented certain additional substantive and analytical review procedures to ensure that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Our management, under the supervision of our CEO and CFO, has undertaken a plan to remediate the material weakness identified above. We have fully implemented certain remediation efforts that are intended to address the identified material weakness. Specifically, we have added controls within the cash disbursements process that are designed to properly authenticate changes to vendor banking information as well as provide additional layers of review and approval of these changes prior to cash disbursement.

As of the date of this Annual Report on Form 10-K, we believe that the remediation steps taken have been sufficient to remediate the material weakness.

Changes in Internal Control over Financial Reporting

Other than as stated above, no change in our internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) On December 13, 2024, Francesco Galimi, our former Chief Medical Officer, terminated a trading plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Dr. Galimi’s Rule 10b5-1 trading plan, adopted on November 1, 2024, provided for the sale from time to time of a maximum of 400,000 shares of our common stock pursuant to the terms of the plan. If Dr. Galimi’s Rule 10b5-1 trading plan had not been terminated, it would have expired on November 3, 2025, or earlier if all transactions under the trading arrangement were completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 6, 2025.

Name	Position Held with Adicet	Officer Since	Age
Executive Officers
Chen Schor, MBA	President, Chief Executive Officer and Director	2020	52
Blake Aftab, Ph.D.	Chief Scientific Officer	2021	43
Nick Harvey, MBA	Chief Financial Officer	2020	64
Donald Healey, Ph.D.	Chief Technology Officer	2020	63
Julia Maltzman, M.D.	Chief Medical Officer	2025	57
Non-Employee Directors
Jeffrey Chodakewitz, M.D.(2)	Director	2020	69
Steve Dubin, J.D.(1)(3)	Director	2020	71
Carl L. Gordon, Ph.D.(2)	Director	2015	60
Aya Jakobovits, Ph.D.(2)	Director	2014	72
Lloyd Klickstein, M.D., Ph.D.(3)	Director	2024	61
Katie Peng, MBA(1)	Director	2023	54
Andrew Sinclair, Ph.D.(1)(3)	Director	2021	53
(1)
Member of the Audit Committee.
(2)
Member of the Compensation Committee.
(3)
Member of the Nominating and Corporate Governance Committee.

Executive Officers

Chen Schor, MBA has served as our President and Chief Executive Officer and as a member of our board of directors since the completion of the Merger. Previously, he held the role of director, President and Chief Executive Officer at resTORbio since co-founding the company in 2016. Mr. Schor previously served as President, Chief Executive Officer and director of Synta Pharmaceuticals Corp. from May 2015 until its merger with Madrigal Pharmaceuticals, Inc. in July 2017, and prior to that, from 2014 until 2016, Mr. Schor served as the company’s Executive Vice President and Chief Operation Officer. From September 2012 to December 2014, Mr. Schor served as President and Chief Executive Officer of Novalere FP, Inc. From September 2011 to October 2012, Mr. Schor served as Chief Business Officer of Eleven Biotherapeutics, Inc. From March 2009 until September 2011, Mr. Schor served as Vice President of Business Development, global branded products at Teva Pharmaceutical Industries Limited (NYSE: TEVA). Mr. Schor currently serves on the board of the Alliance for Cancer Gene Therapy, a non-for-profit organization committed to advancing new cancer cell and gene therapies. He is also chair of the board of directors of Carbon Biosciences, Inc., a member of the board of directors of Karyopharm Therapeutics Inc. (Nasdaq: KPTI) since December 2020, and previously served on the board of Brainstorm Cell Therapeutics Inc. (Nasdaq: BCLI) from September 2011 to April 2020. Mr. Schor received his MBA. from Tel Aviv University, a B.A. in Economics and Accounting from Haifa University and a B.A. in Biology from Tel Aviv University. We believe that Mr. Schor is qualified to serve on our board of directors due to his service as our President and Chief Executive Officer and his extensive knowledge of our company and industry.

Blake Aftab, Ph.D. has served as our Chief Scientific Officer since October 2021 and previously served as Vice President of Research and Development since April 2021. Prior to Adicet, Dr. Aftab worked at Atara Biotherapeutics, Inc. (Atara) (Nasdaq: ATRA), where he served as Vice President and Head of Preclinical and Translational Sciences and other various leadership roles from April 2015 to March 2021. During his tenure at Atara, Dr. Aftab was responsible for research strategy and execution of Atara’s preclinical science and translational medicine activities. Prior to that, Dr. Aftab held various roles of increasing responsibility at the University of California, San Francisco School of Medicine from October 2012 to August 2015. Dr. Aftab received his Ph.D. from the John Hopkins University School of Medicine and holds a B.S. in Pharmacology from the University of California.

Nick Harvey, MBA has served as our Chief Financial Officer since the completion of the Merger. Previously, he served as the Chief Financial Officer since July 2018 and the Executive Vice President and Treasurer since October 2018 of Centrexion Therapeutics Corporation until December 2019, then as Senior Advisor through January 2020. From June 2017 through June 2018, he served as an independent consultant to private and public life science companies. Prior to that, Mr. Harvey served as the Chief Financial Officer of Radius Health Inc. (acquired by Gurnet Point Capital and Patient Square Capital) from December 2006 to May 2017. Mr. Harvey received a Bachelor of Economics degree and a Bachelor of Laws degree with first-class honors from the Australian National University and an MBA from the Harvard Business School.

Donald Healey, Ph.D. has served as our Chief Technology Officer since October 2020. From February 2017 to October 2020, Dr. Healey served as the Senior Vice President, Operations and Site Head for KBI Biopharma, Inc., a biopharmaceutical contract services organization. From April 2010 to February 2017, Dr. Healey held multiple roles including Chief Scientific Officer at Opexa Therapeutics, Inc., where he was responsible for all pre-clinical scientific development, closed-system process design and the scaling of Opexa’s autologous T-cell immunotherapy. From March 2001 to April 2010, Dr. Healey held various positions at Argos Therapeutics, Inc. and ML Laboratories, UK, (formerly Cobra Therapeutics Ltd.). Dr. Healey received his Ph.D. in Cellular Immunology from University of London, and holds a B.Sc. in Cellular Pathology from Bristol University.

Julia Maltzman, M.D. has served as our Chief Medical Officer since January 2025. Previously, she served as Chief Medical Officer since September 2022 of IconOVir Bio, Inc from September 2022 to January 2025 where she was leading, designing and executing a clinical development program focused on refractory solid tumors. Prior to that, she held leadership roles at Roche/Genentech, Inc., as VP, Global Head of GI Cancers and Cancer Immunotherapy at Roche/Genentech, Inc. from 2020 to November 2022, and as Group Medical Director, Cancer Immunotherapy, from 2018 to 2020. Dr. Maltzman received her M.D. from the University of Colorado, completed her Internship and Residency in the Department of Internal Medicine at the University of Chicago, and completed a Fellowship in the Division of Hematology/Oncology at the University of Pennsylvania. Dr. Maltzman holds a B.A. in Political Science from the University of Colorado.

Non-Employee Directors

Jeffrey Chodakewitz, M.D. has served as a member of our board of directors since the completion of the Merger and previously served as a member of the board of directors of resTORbio since August 2018. Since October 2022, Dr. Chodakewitz has served as Entrepreneur-in-Residence at Yale University Ventures and since December 2022, he has served as Advisory Partner of Ascenta Capital Management LLC. From March 2019 to January 2022, Dr. Chodakewitz served as a senior/executive advisor at Blackstone Life Sciences. From April 2018 through March 2019, Dr. Chodakewitz served as Executive Vice President, Clinical Medicine and External Innovation, at Vertex Pharmaceuticals Incorporated (Vertex) (Nasdaq: VRTX). Prior to that role, Dr. Chodakewitz held the roles of Chief Medical Officer and Executive Vice President, Global Medicines Development and Medical Affairs at Vertex from January 2014 to April 2018 and was a member of the Vertex Executive Committee. From December 1990 to December 2013, he worked at Merck & Co., Inc. (NYSE: MRK), where he served in a number of positions including Head of Infectious Diseases and Vaccines Global Development from August 2013 to December 2013, Senior Vice President of Global Scientific Strategy (Infectious Disease, Respiratory & Immunology) from January 2013 to August 2013 and Senior Vice President of Late Stage Development from March 2011 to January 2013. Dr. Chodakewitz is a Diplomate of the National Board of Medical Examiners and the American Board of Internal Medicine (both Internal Medicine and Infectious Disease). Dr. Chodakewitz has served as a member of the board of directors of Praxis Precision Medicines, Inc. (Nasdaq: PRAX) since April 2021, Schrodinger, Inc. (Nasdaq: SDGR) since April 2020. Dr. Chodakewitz previously served on the board of Freeline Therapeutics Holdings plc. (formerly Nasdaq: FRLN) from September 2019 to February 2024, and of public company Tetraphase Pharmaceuticals Inc. (formerly Nasdaq: TTPH) from June 2014 to July 2020, which was acquired by La Jolla Pharmaceutical Company in July 2020. He holds a B.S in Biochemistry cum laude from Yale University and an M.D. from the Yale University School of Medicine. We believe Dr. Chodakewitz is qualified to serve on our board of directors because of his extensive experience working for various pharmaceutical and biotechnology companies.

Steve Dubin, J.D. has served as a member of our board of directors since the completion of the Merger. Since November 2011, Mr. Dubin has been a Principal in SDA Ventures LLC, a firm focused on assisting emerging growth and middle-market companies, primarily in the health & wellness and nutritional products markets, on matters including corporate development, business acquisition, customer relations, growth strategies and corporate finance. From 2006 until its acquisition by Koninklijke DSM N.V. (DSM) in February 2011, Mr. Dubin served as Chief Executive Officer and a member of the board of directors of Martek Biosciences Corporation (Martek). He later served as President of DSM’s Nutritional Lipids Division from February 2011 through October 2011 and as a Senior Advisor to DSM Nutritional Products from November 2011 through October 2012. After joining Martek in 1992 and serving in various management positions, including Chief Financial Officer, Treasurer, Secretary, General Counsel and Senior Vice President, Business Development, he served as President of Martek from 2003 to 2006. Mr. Dubin currently serves as a member of the board of directors of privately held companies Triton Algae Innovations, Ltd., Phytolon LTD and Exosomm LTD. From May 2013 to March 2024, Mr. Dubin served on the board of directors of Alcresta Therapeutics, Inc. Mr. Dubin is a certified public accountant and a member of the Maryland Bar. He holds a bachelor’s degree in accounting from the University of Maryland and a J.D. from the National Law Center at George

Washington University. We believe Mr. Dubin is qualified to serve on our board of directors because of his accounting experience and extensive experience working with emerging growth and middle-market companies.

Carl L. Gordon, Ph.D., CFA has served as a member of our board of directors since the completion of the Merger and previously served as a member of the board of directors of Former Adicet since August 2015. Dr. Gordon is a Managing Partner at OrbiMed Advisors LLC, an investment firm. Dr. Gordon has served on the boards of directors of ArriVent Biopharma, Inc. (Nasdaq: AVBP) since December 2022, Compass Therapeutics, Inc. (Nasdaq: CMPX) since September 2015, Keros Therapeutics, Inc. (Nasdaq: KROS) since March 2020, Lomond Therapeutics Holdings, Inc. (trading on OTC) since August 2024, and MBX Biosciences, Inc. (Nasdaq: MBX) since July 2020, as well as several private companies. Dr. Gordon previously served on the boards of directors of Gemini Therapeutics, Inc. (which merged with Disc Medicine, Inc.) from April 2016 to December 2022, Kinnate Biopharma, Inc. (Nasdaq: KNTE) from December 2019 to April 2024, ORIC Pharmaceuticals, Inc. (Nasdaq: ORIC) from November 2015 to November 2021, Prevail Therapeutics Inc. (acquired by Eli Lilly and Company) from October 2017 to January 2021, Terns Pharmaceuticals, Inc. (Nasdaq: TERN) from October 2018 to February 2025, Theseus Pharmaceuticals, Inc. (Nasdaq: THRX) from June 2018 to February 2024, and Turning Point Therapeutics, Inc. (acquired by Bristol-Myers Squibb Company) from May 2017 to November 2020. Dr. Gordon received a B.A. in Chemistry from Harvard College, a Ph.D. in Molecular Biology from the Massachusetts Institute of Technology, and was a Fellow at The Rockefeller University. We believe Dr. Gordon is qualified to serve as the Chairperson of our board of directors because of his venture capital experience, expertise in the scientific field of molecular biology and financial credentials.

Aya Jakobovits, Ph.D. has served as a member of our board of directors since the completion of the merger of resTORbio, Inc. (resTORbio) and Adicet Bio, Inc. (when referred to prior to the Merger, Former Adicet) in September 2020 (the Merger) and previously served as a member of the board of directors of Former Adicet since November 2014. Dr. Jakobovits founded Former Adicet and served as President and Chief Executive Officer from its incorporation until February 2018. From February 2018 until February 2019, Dr. Jakobovits served as a senior strategic advisor to Former Adicet. Prior to starting Former Adicet, Dr. Jakobovits served as a Venture Partner with OrbiMed Advisors LLC from 2011 to 2016. From September 2010 to December 2013, she served as President and Founding Chief Executive Officer of Kite Pharma Inc. From December 2007 to June 2010, she served as Executive Vice President, Head of Research and Development at Agensys Inc. (Agensys), an affiliate of Astellas Pharma, Inc. (Astellas). Before Agensys’ acquisition by Astellas, she served as Agensys’ Senior Vice President, Technology and Corporate Development and Chief Scientific Officer and led its research, development, clinical and corporate development operations from January 1999 to December 2007. Before Agensys, from 1996 to 1999, Dr. Jakobovits served as Director, Discovery Research and Principal Scientist at Abgenix Inc. (acquired by Amgen Inc.) which was spun out of Cell Genesys, Inc. (Cell Genesys) in 1996 based on the XenoMouse® technology developed under her leadership. She joined Cell Genesys in 1989 and served ultimately as Director, Molecular Immunology. Dr. Jakobovits currently serves on the boards of directors of Dorian Therapeutics Inc. She served on the board of UCLA Technology Development Corporation from 2017 to 2022 and on the board of Yeda Research and Development Co. Ltd. From 2019 to 2023. Dr. Jakobovits received her B.Sc. from the Hebrew University of Jerusalem, her M.Sc. in Chemistry and Ph.D. in Life Sciences from the Weizmann Institute of Sciences, Israel, and was a postdoctoral fellow at University of California, San Francisco and at Genentech, Inc. (Genentech). We believe Dr. Jakobovits is qualified to serve on our board of directors because of her expertise, experience, and track record in forming and growing successful companies and in developing immunotherapy platform technologies and oncology products.

Lloyd Klickstein, M.D., Ph.D. has served as a member of our board of directors since August 2024. Dr. Klickstein has served as president and chief executive officer of Koslapp Therapeutics, Inc. since April 2024. From February 2021 to March 2024, Dr. Klickstein served as the founding chief executive officer and subsequently as president and chief executive officer of Versanis Bio, Inc., a biopharmaceutical company that addressed medical conditions prevalent in older adults. Previously, Dr. Klickstein served as chief innovation officer of Adicet Bio from September 2020 to February 2021 and as chief scientific officer of resTORbio from May 2018 to September 2020. Prior to joining resTORbio, Dr. Klickstein was Head of Translational Medicine for the New Indication Discovery Unit (NIDU) and the Exploratory Disease Area (DAx) at Novartis Institutes for Biomedical Research. Dr. Klickstein received his B.S. degree from Tufts University, his M.D. and Ph.D. degrees from Harvard University, completed post-graduate clinical training in Internal Medicine, Rheumatology & Immunology at BWH and a post-doctoral research fellowship at the Center for Blood Research in Boston. We believe Dr. Klickstein is qualified to serve on our board of directors because of his expertise and experience working for various pharmaceutical and biotechnology companies.

Katie Peng, MBA has served as a member of our board of directors since July 2023. Since September 2021, Ms. Peng has served as Chief Commercial Officer at Denali Therapeutics Inc. (Nasdaq: DNLI). From April 2017 to September 2021, Ms. Peng served as the Senior Vice President, Head of the Ophthalmology, Metabolism, Neurosciences, Immunology Business Unit at Genentech, where she was responsible for the oncology, neurology, and rare diseases portfolio, and served as part of Genentech’s commercial leadership team. From February 2012 to April 2017, Ms. Peng held a number of senior leadership positions at Roche Holding AG (Roche), managing the Roche portfolio in the Asia Pacific region as the General Manager of two countries. Ms. Peng has also served as a member of the board of directors of Scholar Rock Holding Corporation (Nasdaq: SRRK) since February 2024, and serves as a board member for the nonprofit organization California Life Sciences. She holds a B.A. from the University of California, Berkeley and an MBA from the Kelley School of Business, Indiana University. We believe Ms. Peng is qualified to serve on our board of directors because of her expertise and experience working for various pharmaceutical and biotechnology companies.

Andrew Sinclair, Ph.D. has served as a member of our board of directors since March 2021. Dr. Sinclair is currently a partner at Abingworth LLP (Abingworth), a life sciences investment group. He has been at Abingworth since November 2008 where he has served in various positions focusing on investments in public and private biotech and pharmaceutical companies. Prior to joining Abingworth, he was senior equity analyst, director at HSBC Global Markets, where he was responsible for investment research in the mid-cap pharmaceutical sector. Previously, Dr. Sinclair held biotechnology analyst positions at Credit Suisse and SG Cowen. Dr. Sinclair has served on the board of directors of Soleno Therapeutics, Inc. (Nasdaq: SLNO) since December 2018 and previously served on the boards of directors of Sierra Oncology, Inc. (acquired by GSK plc) from November 2019 to July 2022, and Verona Pharma plc (Nasdaq: VRNA) from July 2016 to April 2022. Dr. Sinclair received his B.Sc. in Microbiology from King's College London and his Ph.D. in Chemistry and Genetic Engineering at the BBSRC Institute of Plant Science, Norwich, United Kingdom. Dr. Sinclair qualified as a chartered accountant, formerly with KPMG LLP. We believe Dr. Sinclair is qualified to serve on our board of directors due to his extensive background in strategic development within the biotechnology and pharmaceutical industries.

Family Relationships and Legal Proceedings

There are no family relationships between or among any of our directors or executive officers. Our executive officers are appointed by, and serve at the discretion of, our board of directors. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

There are no material legal proceedings to which any of our directors, officers or affiliate, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or our subsidiary.

Code of Business Conduct and Ethics

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

Recommendation of Director Nominees by Stockholders

There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board.

Board Committees

Our board of directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee operates under a charter that satisfies the applicable standards of the SEC and Nasdaq. Each such committee reviews its respective charter at least annually. A current copy of the charter for each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee is posted on the corporate governance section of our website, investor.adicetbio.com/corporate-governance/governance-highlights.

Audit Committee

Our Audit Committee is composed of Steve Dubin, Katie Peng, and Andrew Sinclair, Ph.D. Currently, the Audit Committee is chaired by Mr. Dubin. Our board of directors has determined that each member of the Audit Committee is “independent” for Audit Committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our board of directors has designated Steve Dubin as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2024, the Audit Committee met five times. The Audit Committee’s responsibilities include:

o
appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
o
pre‑approving auditing and permissible non‑audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
o
reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
o
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
o
coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
o
establishing policies and procedures for the receipt and retention of accounting‑related complaints and concerns;
o
recommending based upon the Audit Committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10‑K;
o
monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
o
preparing the Audit Committee report required by SEC rules to be included in our annual proxy statement;
o
reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;
o
reviewing quarterly earnings releases; and
o
overseeing our cybersecurity risk management program.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our Audit Committee.

Compensation Committee

Carl L. Gordon, Ph.D., Jeffrey Chodakewitz, M.D., and Aya Jakobovits, Ph.D. serve on the Compensation Committee, which is chaired by Dr. Gordon. Our board of directors has determined that each member of the Compensation Committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2024, the Compensation Committee met seven times and acted by written consent twice. The Compensation Committee’s responsibilities include:

o
annually reviewing and recommending to the board of directors corporate goals and objectives relevant to the compensation of our chief executive officer;
o
evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determine the compensation of our chief executive officer;

o
reviewing and approving the compensation of our other executive officers;
o
reviewing and establishing our overall management compensation, philosophy, and policy;
o
reviewing and making recommendations to the board regarding our compensation and similar plans;
o
evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;
o
retaining and approving the compensation of any compensation advisors;
o
reviewing and making recommendations to our board of directors about our policies and procedures for the grant of equity‑based awards;
o
evaluating and making recommendations to the board of directors about director compensation;
o
preparing the Compensation Committee report required by SEC rules, if and when required, to be included in our annual proxy statement;
o
reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters; and
o
reviewing and discussing with the board of directors corporate succession plans for our chief executive officers and our other key officers.

Nominating and Corporate Governance Committee

Since August 19, 2024, Dr. Sinclair, Lloyd Klickstein, M.D., Ph.D., and Mr. Dubin have served on the Nominating and Corporate Governance Committee, which is chaired by Dr. Sinclair. Our board of directors has determined that each member of the Nominating and Corporate Governance Committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2024, the Nominating and Corporate Governance Committee met twice times and acted by written consent once. The Nominating and Corporate Governance Committee’s responsibilities include:

o
developing and recommending to the board of directors criteria for board and committee membership;
o
establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
o
reviewing the size and composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
o
identifying individuals qualified to become members of the board of directors;
o
recommending to the board of directors the persons to be nominated for election as directors and to each of the board of directors’ committees;
o
developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and
o
overseeing the annual evaluation of our board of directors and management.

The Nominating and Corporate Governance Committee considers candidates for Board of Director membership suggested by its members and the Chief Executive Officer. Additionally, in selecting nominees for directors, the Nominating and Corporate Governance Committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our board of directors. Any stockholder who wishes to recommend a candidate for consideration by the committee as a nominee for director should follow the procedures which will be described in our 2025 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The Nominating and Corporate Governance Committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our bylaws relating to stockholder nominations which will be described in our 2025 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Identifying and Evaluating Director Nominees. Our board of directors is responsible for filling vacancies on our board of directors and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The board of directors delegates the selection and nomination process to the Nominating and Corporate Governance Committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

Our Nominating and Corporate Governance Committee Policies and Procedures for Director Candidates provide that the value of diversity should be considered in determining director candidates as well as other factors such as a candidate’s character, judgment, skills, education, expertise, and absence of conflicts of interest. Our priority in selection of board members is identification of members who will further the interests of our stockholders through their established records of professional accomplishment, their ability to contribute positively to the collaborative culture among board members, and their knowledge of our business and understanding of the competitive landscape in which we operate and adherence to high ethical standards. Our Nominating and Corporate Governance Committee does not have a formal diversity policy and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of our board of directors, although our Nominating and Corporate Governance Committee and our full board of directors are committed to creating a board of directors with diversity, including diversity of expertise, experience, background and gender, and are committed to identifying, recruiting and advancing candidates offering such diversity in future searches.

Generally, the Nominating and Corporate Governance Committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the Nominating and Corporate Governance Committee deems to be helpful to identify candidates. Once candidates have been identified, the Nominating and Corporate Governance Committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process. The Nominating and Corporate Governance Committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. based on the results of the evaluation process, the Nominating and Corporate Governance Committee recommends candidates for the board of directors’ approval to fill a vacancy or as director nominees for election to the board of directors by our stockholders each year in the class of directors whose term expires at the relevant annual meeting.

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities.

Insider Trading Policies and Procedures

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, employees and other covered persons. Our insider trading policy expressly prohibits derivative transactions of our stock by our executive officers, directors and employees. Our insider trading policy expressly prohibits purchases of any derivative securities that provide the economic equivalent of ownership. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2024 are:

•
Chen Schor, MBA, our President and Chief Executive Officer;
•
Brian Nicholas Harvey (Nick Harvey), MBA, our Chief Financial Officer;
•
Blake Aftab, Ph.D., our Chief Scientific Officer and Senior Vice President; and
•
Francesco Galimi, M.D., Ph.D., our former Chief Medical Officer.

2024 Summary Compensation Table

The following table sets forth information regarding compensation award to, earned by, or paid to each of our named executive officers for services rendered to us in all capacities during the fiscal year ended December 31, 2024. The following table also presents information regarding compensation awarded to, earned by, and paid to each such individual during the fiscal years ended December 31, 2024 and December 31, 2023, to the extent such individual was a named executive officer for such year.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)		Total ($)
Chen Schor, MBA	2024	627,594	168,720	3,587,633	241,780	18,638	(5)	4,644,365
President and Chief Executive Officer	2023	606,052	773,775	4,328,064	250,346	15,570		5,973,807
Nick Harvey, MBA	2024	461,694	63,120	849,165	129,360	20,087	(6)	1,523,426
Chief Financial Officer	2023	445,538	236,205	1,301,545	133,830	15,570		2,132,688
Blake Aftab, Ph.D.	2024	470,692	47,280	732,479	131,880	91,245	(8)	1,473,576
Chief Scientific Officer and Senior Vice President(7)
Francesco Galimi, M.D., Ph.D.	2024	485,150	63,120	849,591	-	449,911	(9)	1,847,772
Former Chief Medical Officer(7)
(1)
The amounts reported in the “Salary” column set forth the base salary earned during each fiscal year.
(2)
In accordance with SEC rules, these columns set forth the aggregate grant date fair value of the stock awards and option awards, as applicable, granted during the applicable fiscal year. For 2023, the amounts also reflect the incremental fair value with respect to the option repricing that took place in August 2023, calculated as of August 14, 2023. The amounts are computed in accordance with the provisions of FASB ASC Topic 718 disregarding the effect of estimated forfeitures related to service-based vesting. These amounts reflect the accounting cost for the equity awards and do not correspond to the actual economic value that may be received by the named executive officer upon exercise of the stock options or vesting or settlement of stock awards. See Note 12 to this Annual Report on Form 10-K regarding certain assumptions underlying the valuation of equity awards.
(3)
The amounts reported in the “Non-Equity Incentive Plan Compensation” column set forth the amount of compensation earned by the executive officers under the Company’s annual performance-based bonus program during each fiscal year.
(4)
The amounts reported in the “All Other Compensation” column set forth all of the compensation for each fiscal year that we could not properly report in any other column of the table, including, but not limited to, severance pay as well as the incremental cost to the Company of perquisites and other personal benefits, such as parking reimbursement, relocation assistance, 401(k) match contributions and mobile phone allowances.
(5)
Amount includes parking reimbursement of $2,393, 401(k) matching contributions of $15,525 and mobile phone allowance of $720.
(6)
Amount includes parking reimbursement of $3,842, 401(k) matching contributions of $15,525 and mobile phone allowance of $720.
(7)
Drs. Galimi and Aftab were not named executive officers in fiscal year 2023 and, therefore, their 2023 compensation is not disclosed in this summary compensation table. Additionally, Dr. Galimi resigned from his position as chief medical officer, effective December 13, 2024.
(8)
Amount includes relocation assistance of $75,000, 401(k) matching contributions of $15,525 and mobile phone allowance of $720.
(9)
Amount includes severance pay of $433,666 as per the terms of Dr. Galimi's employment agreement and separation agreement and release. See section titled “Employment Arrangements with Our Named Executive Officers” below for additional information on Dr. Galimi's employment agreement and separation agreement and release. Amount also includes 401(k) matching contributions of $15,525 and mobile phone allowance of $720.

Narrative to 2024 Summary Compensation Table

Our board of directors and Compensation Committee review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our Company. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus or long-term incentives.

Our Compensation Committee has historically reviewed and made recommendations to our board of directors regarding the compensation to be paid to our chief executive officer and determined the compensation of our other executive officers. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the chief executive officer for all executives other than the chief executive officer. Based on those discussions and its discretion, taking into account the factors noted above, the Compensation Committee then approves the compensation of our executive officers other than the chief executive officer without members of management present. Our board of directors discusses the Compensation Committee’s recommendations and ultimately approves the compensation of our chief executive officer without members of management present. Aon Consulting, Inc. (Aon Consulting) advised the board of directors and the Compensation Committee on certain compensation matters and decisions during fiscal year 2024. Aon Consulting served at the discretion of the Compensation Committee and did not provide any other services to the Company during fiscal year 2024 other than those for which they were engaged by the Compensation Committee. Our Compensation Committee requires that its compensation consultants be independent of Company management and performs an annual assessment of the compensation consultants’ independence to determine whether the consultants are independent. Our Compensation Committee has determined that Aon Consulting is independent and that its respective work has not raised any conflicts of interest.

Annual base salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our 2024 named executive officers. Base salaries for our named executive officers are reviewed annually by our Compensation Committee, typically in connection with our annual performance review process, and adjusted from time to time, based on the recommendation of the Compensation Committee, to realign salaries with market levels after taking into account individual responsibilities, performance and experience. None of our 2024 named executive officers are currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

During 2024, the annual base salaries for each of Messrs. Schor, Harvey, Aftab and Galimi, were $628,000, $462,000, $471,000 and $495,000, respectively, which was an increase of approximately 3.5%, 3.6%, 3.5% and 3.6%, respectively, as compared to their 2023 annual base salaries. Dr. Galimi resigned from his position as chief medical officer, effective December 13, 2024, and, therefore, his annual salary reflected his partial year of employment for fiscal year 2024, as reflected in the section titled “2024 Summary Compensation Table” above.

Annual bonus

Our named executive officers, as well as other executive officers, are eligible to participate in our Cash Incentive Bonus Plan (Bonus Plan) which is an annual bonus program intended to reward our named executive officers for meeting objective or subjective performance goals for a fiscal year. The Bonus Plan provides for cash payments based upon the attainment of performance targets established by the Compensation Committee, which may relate to financial and operational measures or objectives with respect to the Company. Each executive officer who is selected to participate in the Bonus Plan will have a target bonus opportunity set for each performance period.

With respect to performance in fiscal year 2024, the target bonus opportunity as a percentage of base salary for each of Messrs. Schor, Harvey, Aftab and Galimi were 55%, 40%, 40%, and 40%, respectively.

The 2024 corporate goals used in our 2024 Cash Incentive Bonus Plan were proposed by management, and reviewed and approved by our Compensation Committee and our board of directors in January 2024. Our board of directors considered and assigned a relative weight to each corporate goal to appropriately focus efforts on achievements that were intended to enhance stockholder value.

Based on the Company’s achievement of certain performance goals and metrics related to our 2024 corporate objectives, the Compensation Committee determined that the bonuses for executives, including our named executive officers, would be paid at 70% of target and paid in the amounts as set forth above in the Summary Compensation Table. Dr. Galimi resigned from his position as chief medical officer, effective December 13, 2024, and, therefore, he did not receive a cash incentive bonus with respect to fiscal year 2024, as reflected in the section titled “2024 Summary Compensation Table” above. See section titled “Employment Arrangements with Our Named Executive Officers” below for additional information on Dr. Galimi's employment agreement and separation agreement and release.

Long-term equity incentives

Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. In addition, the vesting requirements of our equity awards contribute to executive retention by providing an incentive to our executive officers to remain employed by us during the vesting period.

Significant equity awards are granted at the time an executive officer commences employment. Thereafter, equity awards may be granted at varying times and in varying amounts in the discretion of our Compensation Committee or, if awards are being granted to the Chief Executive Officer, in the discretion of our board of directors. None of our executive officers is currently party to an employment agreement that provides for an automatic grant of long-term equity incentives.

During the fiscal year ended December 31, 2024, we granted stock options and restricted stock units to each of our named executive officers, as shown in more detail in the “Outstanding Equity Awards at 2024 Fiscal Year End” table below.

401(k) Savings Plan

We maintain a 401(k) retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. The 401(k) plan authorizes employer discretionary match contributions. We match 100% of the first 3% and 50% of the next 3% of the contributions that eligible participants make to the 401(k) plan up to 6.00% of the participant’s eligible compensation.

Health and Welfare Benefits

All of our full-time employees, including our executive officers, are eligible to participate in our health and welfare benefits, including medical, dental and vision insurance, medical and dependent care flexible spending accounts, group life and disability insurance, and 401(k) plan. Named executive officers are eligible to participate in all our employee benefit plans, in each case on the same basis as other employees.

We do not offer any defined benefit pension plans or nonqualified defined compensation arrangements for our employees, including our named executive officers.

Perquisites and Personal Benefits

Our policy in 2024 was generally not to provide significant perquisites and personal benefits to our executive officers, including our named executive officers, other than reimbursements for relocation and commuting expenses and certain other de minimis perquisites to our executive officers, including our named executive officers. In 2024, we provided Dr. Aftab relocation assistance of $75,000.

Compensation Recovery Policy

On November 16, 2023, our board adopted a compensation recovery policy, which became effective on October 2, 2023. The compensation recovery policy provides that in the event we are required to prepare a restatement of financial statements due to material noncompliance with any financial reporting requirement under securities laws, we will seek to recover any incentive-based compensation that was based upon the attainment of a financial reporting measure and that was received by any current or former executive officer during the three-year period preceding the date that the restatement was required if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements. The full text of the compensation recovery policy is included as Exhibit 97.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Policy on the Timing of Awards of Options and Other Option-Like Instruments

We generally grant annual equity awards, including stock option grants to our named executive officers, in the first quarter of each fiscal year. This grant date timing coincides with our calendar-year-based employee review cycle, allowing managers to deliver the equity awards close in time to performance reviews and feedback. In addition, new hires receive equity grants at the time of their hiring. During 2024, the Compensation Committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

The Compensation Committee met to discuss the size and nature of the equity awards for our named executive officers on December 12, 2023, January 4, 2024 and January 24, 2024. The Compensation Committee discussed the Company’s projected equity usage for fiscal year 2024 and potential dilutive impact of equity awards to our named executive officers, and determined to grant a number of the annual equity awards for the named executive officers effective immediately as of January 24, 2024 with the remaining number of their respective annual awards to be granted contingent upon the approval of the Shareholder Proposal (as defined below). During 2024, consistent with our ordinary course practice of granting equity awards in the first quarter of the fiscal year, we granted stock options to our Named Executive Officers on January 24, 2024 (the “January 24th Awards”), which was the same business day that we filed the Current Report on Form 8-K announcing the closing of our underwritten public offering of 27,054,667 shares of our common stock, and, in lieu of common stock to an investor, pre-funded warrants to purchase 8,445,333 shares of common stock (collectively, the “January 2024 Offering”). The Company originally publicly announced the launch and pricing of the January 2024 Offering on January 22, 2024 via launch and pricing press releases as well as the filing of the preliminary prospectus supplement with the SEC.

On January 26, 2024, following finalization of the terms of the Shareholder Proposal, the Compensation Committee approved the grant of the remainder of the annual equity awards, contingent upon the approval of the shareholders of an amendment to the Amended and Restated 2018 Stock Option and Grant Plan (the “Shareholder Proposal”) and with an exercise price equal to the closing price of the Common Stock on the date of the Compensation Committee approval (the “Contingent Awards”). To the extent the Shareholder Proposal was not approved by the shareholders, the Contingent Awards would have been forfeited in their entirety. On June 5, 2024, the Company held its annual meeting of shareholders, where, among other things, the shareholders approved the Shareholder Proposal. Also on June 5, 2024, we furnished a Form 8-K announcing that we had received FDA Fast Track Designation for ADI-001 in Lupus Nephritis and on June 7, 2024, we filed a Current Report on Form 8-K announcing the results of the annual meeting.

Name	Grant Date(1)	Number of securities underlying the award	Exercise price of the award ($/Share)(2)	Grant Date fair value of the award ($)

Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

Chen Schor	1/24/2024	1,116,903	2.40	1,941,200	2.9%	(3)
Nick Harvey	1/24/2024	288,022	2.40	500,588	2.9%	(3)
Blake Aftab	1/24/2024	241,173	2.40	419,163	2.9%	(3)
Francesco Galimi	1/24/2024	288,134	2.40	500,783	2.9%	(3)
Chen Schor	1/24/2024	70,300	—	168,720	2.9%	(3)
Nick Harvey	1/24/2024	26,300	—	63,120	2.9%	(3)
Blake Aftab	1/24/2024	19,700	—	47,280	2.9%	(3)
Francesco Galimi	1/24/2024	26,300	—	63,120	2.9%	(3)
Chen Schor	1/26/2024	1,770,427	2.53	1,646,434	-2.8%	(4)
Nick Harvey	1/26/2024	374,829	2.53	348,578	-2.8%	(4)
Blake Aftab	1/26/2024	336,911	2.53	313,315	-2.8%	(4)
Francesco Galimi	1/26/2024	375,077	2.53	348,808	-2.8%	(4)

(1)
The awards with a grant date of June 5, 2024 were approved by the compensation committee on January 26, 2024, contingent upon shareholder approval of an amendment to our equity plan, which approval was obtained at the annual meeting on June 5, 2024. Accordingly, such grants have an exercise price equal to the closing price on January 26, 2024, and were not made in contemplation of or in connection with the disclosures made on June 5, 2024 or June 7, 2024 in separate Current Report on Form 8-Ks.
(2)
Each of the option awards has a ten-year term and vests over four years. The amounts are computed in accordance with the provisions of FASB ASC Topic 718 disregarding the effect of estimated forfeitures related to service-based vesting. These amounts reflect the accounting cost for the equity awards and do not correspond to the actual economic value that may be received by the named executive officer upon exercise of the stock options or vesting or settlement of stock awards. See Note 12 to this Annual Report on Form 10-K regarding certain assumptions underlying the valuation of equity awards.
(3)
Calculated using the closing price of our common stock on the Nasdaq Global Select Market on January 24, 2024, and January 25, 2024, of $2.40 and $2.47 per share, respectively, given the filing of the Current Report on Form 8-K announcing the closing of the January 2024 Offering on January 24, 2024. As disclosed above, the January 2024 Offering was disclosed to the public on January 22, 2024. Accordingly, on January 22, 2024 and January 23, 2024, the trading days ending immediately prior and beginning immediately following the actual disclosure of the material non-public information to the public via launch and pricing press releases and the filing of a preliminary prospectus, the closing price of our common stock on the Nasdaq Global Select Market was $2.48 and $2.51.
(4)
Calculated using the closing price of our common stock on the Nasdaq Global Select Market on June 4, 2024, and June 6, 2024, of $1.44 and $1.40 per share, respectively. As disclosed above, the June 5, 2024 awards were approved on January 26, 2024. Accordingly, the percentage change in market value of the closing price on January 26, 2024 (which reflects the exercise price of such grants) compared to the closing price of our common stock on June 6, 2024, represents a change of -44.7%.

Employment Arrangements with Our Named Executive Officers

Chen Schor

In March 2017, we entered into an offer letter with Mr. Schor, as amended in January 2018 and September 2020. Under his amended offer letter, Mr. Schor is entitled to receive an annual base salary, an annual target bonus expressed as a percentage of his annual base salary, reimbursements for reasonable expenses, and is eligible to participate in our employee benefit plans, subject to the terms of such plans.

In the event Mr. Schor’s employment is terminated by us without cause or by him for good reason, and such termination occurs outside of a change in control period, Mr. Schor shall be entitled to receive, subject to his execution and non-revocation of a release in favor of the Company (i) an amount equal to twelve (12) months of Mr. Schor’s base salary; (ii) any unpaid bonus earned for the year preceding the date of Mr. Schor’s employment termination, payable at the time it otherwise would have been paid had Mr. Schor’s employment with the Company not terminated; and (iii) a monthly cash payment (including a gross up payment to account for applicable taxes and withholdings) equal to the monthly employer contribution that the

Company would have made to provide health insurance to Mr. Schor and covered dependents if the executive had remained employed by the Company until the earliest of (A) the twelve (12) month anniversary of the date of termination; (B) the date that Mr. Schor becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of the Mr. Schor health continuation rights under COBRA. The amounts payable under (i) and (iii), to the extent taxable, shall be paid out in substantially equal installments in accordance with the Company’s payroll practice over twelve (12) months commencing within 60 days after the date of termination.

Mr. Schor’s amended offer letter further provides that, in the event that his employment is terminated by us without cause or by him for good reason, and such termination occurs 3 months prior to or within the 12-month period following a change of control, then in lieu of the payments and benefits described above, Mr. Schor shall be entitled to receive, subject to his execution and non-revocation of a release in favor of the Company, (i) a lump sum cash payment equal to 1.5 times the sum of his then current base salary and target annual incentive compensation for the then-current year (or the target annual incentive compensation in effect immediately prior to the change in control, if higher), (ii) a lump sum cash payment of any unpaid bonus earned for the year preceding the date of Mr. Schor’s employment termination, payable at the time it otherwise would have been paid had Mr. Schor’s employment with the Company not terminated, (iii) a monthly cash payment (including a gross up payment to account for applicable taxes and withholdings) equal to the monthly employer contribution that the Company would have made to provide health insurance to Mr. Schor and covered dependents if Mr. Schor had remained employed by the Company until the earliest of (A) the eighteen (18) month anniversary of the date of termination; (B) the date that Mr. Schor becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of Mr. Schor’s health continuation rights under COBRA, and (iv) full acceleration of all time-based stock options and other time-based stock-based awards held by Mr. Schor. All references to “cause,” “good reason,” “change in control period” and “change in control” are as defined in his amended offer letter.

The payments and benefits provided to Mr. Schor in connection with a change in control may not be eligible for a federal income tax deduction for the company pursuant to Section 280G of the Internal Revenue Code of 1986, as amended, or the Code, and may subject Mr. Schor to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Mr. Schor in connection with a change in control would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Mr. Schor.

Nick Harvey

In September 2020, we entered into an employment agreement with Mr. Harvey. Under his agreement, Mr. Harvey is entitled to receive an annual base salary, an annual target bonus expressed as a percentage of his base salary, reimbursements for reasonable expenses, and is eligible to participate in our employee benefit plans, subject to the terms of such plans. The company granted Mr. Harvey an inducement grant equal to one percent of the issued and outstanding shares of the company, which fully vests over a period of four years.

In the event Mr. Harvey’s employment is terminated by us without cause or by him for good reason, and such termination occurs outside of a change in control period, Mr. Harvey will be eligible to receive, subject to his execution and non-revocation of a release in favor of the Company, (i) an amount equal to nine (9) months of the Mr. Harvey’s base salary; (ii) any unpaid bonus earned for the year preceding the date of Mr. Harvey’s employment termination, payable at the time it otherwise would have been paid had the Mr. Harvey’s employment with the Company not terminated; and (iii) a monthly cash payment (including a gross up payment to account for applicable taxes and withholdings) equal to the monthly employer contribution that the Company would have made to provide health insurance to Mr. Harvey and covered dependents if Mr. Harvey had remained employed by the Company until the earliest of (A) the nine (9) month anniversary of the date of termination; (B) the date that Mr. Harvey becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of Mr. Harvey’s health continuation rights under COBRA. The amounts payable under (i) and (iii), to the extent taxable, shall be paid out in substantially equal installments in accordance with the Company’s payroll practice over nine (9) months commencing within 60 days after the date of termination.

Mr. Harvey’s employment agreement further provides that, in the event that his employment is terminated by us without cause or by him for good reason, and such termination occurs within the 12-month period following a change of control, then in lieu of the payments and benefits described above, Mr. Harvey shall be entitled to receive, subject to his execution and non-revocation of a release in favor of the Company, (i) a lump sum in cash in an amount equal to one (1) times the sum of (A) Mr. Harvey’s then-current base salary (or Mr. Harvey’s base salary in effect immediately prior to the change in control, if higher) plus (B) Mr. Harvey’s target bonus for the then-current year (or Mr. Harvey’s target bonus in effect immediately prior to the change in control, if higher), (ii) any unpaid bonus earned for the year preceding the date of Mr. Harvey’s employment termination, payable at the time it otherwise would have been paid had Mr. Harvey’s employment with the Company not terminated, (iii) 100% acceleration of all time-based equity awards held as of the date of termination and (iv) subject to his election of COBRA health continuation coverage, for up to twelve (12) months or his COBRA health continuation period, whichever ends earlier, a monthly cash payment equal to the monthly employer contribution that the Company would have made to provide health insurance to him if he has remained employed by the Company. All references to “cause”, “good reason”, “change in control period” and “change in control” are as defined in his employment agreement.

The payments and benefits provided to Mr. Harvey in connection with a change in control may not be eligible for a federal income tax deduction for the company pursuant to Section 280G of the Internal Revenue Code of 1986, as amended, or the Code, and may subject Mr. Harvey to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Mr. Harvey in connection with a change in control would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Mr. Harvey.

Blake Aftab, Ph.D.

In April 2021, we entered into an employment agreement with Dr. Aftab, as amended in October 2021. Under his amended agreement, Dr. Aftab is entitled to receive an annual base salary, an annual target bonus expressed as a percentage of his base salary and reimbursements for reasonable expenses, and is eligible to participate in our employee benefit plans, subject to the terms of such plans. Under the amended agreement, the company provided Dr. Aftab with a fully taxable relocation allowance of up to $6,250 per month (for up to four years from his permanent relocation date), less all required deductions and withholdings.

In the event Dr. Aftab’s employment is terminated by us without cause or by him for good reason, and such termination occurs outside of a change in control period, Dr. Aftab will be eligible to receive, subject to his execution and non-revocation of a release in favor of the Company, (i) an amount equal to nine (9) months of Dr. Aftab’s base salary; (ii) any unpaid bonus earned for the year preceding the date of Dr. Aftab’s employment termination, payable at the time it otherwise would have been paid had Dr. Aftab’s employment with the Company not terminated; (iii) an amount equal to the lesser of (A) nine (9) months of the monthly relocation allowance or (ii) the number of months of the monthly relocation allowance remaining in the four-year period following his permanent relocation; and (iv) a monthly cash payment (including a gross up payment to account for applicable taxes and withholdings) equal to the monthly employer contribution that the Company would have made to provide health insurance to Dr. Aftab and covered dependents if Dr. Aftab had remained employed by the Company until the earliest of (A) the nine (9) month anniversary of the date of termination; (B) the date that Dr. Aftab becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of Dr. Aftab’s health continuation rights under COBRA. The amounts payable under (i) and (iv), to the extent taxable, shall be paid out in substantially equal installments in accordance with the Company’s payroll practice over nine (9) months commencing within 60 days after the date of termination.

Dr. Aftab’s employment agreement further provides that, in the event that his employment is terminated by us without cause or by him for good reason, and such termination occurs within the 12-month period following a change of control, then in lieu of the payments and benefits described above, Dr. Aftab shall be entitled to receive, subject to his execution and non-revocation of a release in favor of the Company, (i) a lump sum in cash in an amount equal to one (1) times the sum of (A) Dr. Aftab’s then-current base salary (or Dr. Aftab’s base salary in effect immediately prior to the change in control, if higher) plus (B) Dr. Aftab’s target bonus for the then-current year (or Dr. Aftab’s target bonus in effect immediately prior to the change in control, if higher), (ii) any unpaid bonus earned for the year preceding the date of Dr. Aftab’s employment termination, payable at the time it otherwise would have been paid had Dr. Aftab’s employment with the Company not terminated, (iii) an amount equal to the lesser of (A) nine (9) months of the monthly relocation allowance or (ii) the number of months of the monthly relocation allowance remaining in the four-year period following his permanent relocation; (iv) 100% acceleration of all time-based equity awards held as of the date of termination and (v) subject to his election of COBRA health continuation coverage, for up to twelve (12) months or his COBRA health continuation period, whichever ends earlier, a monthly cash payment equal to the monthly employer contribution that the Company would have made to provide health insurance to him if he has remained employed by the Company. All references to “cause,” “good reason,” “change in control period” and “change in control” are as defined in his employment agreement.

Francesco Galimi

In October 2021, we entered into an employment agreement with Dr. Galimi. Under his employment agreement, Dr. Galimi was entitled to receive an annual base salary, an annual target bonus expressed as a percentage, reimbursements for reasonable expenses, and was eligible to participate in our employee benefit plans, subject to the terms of such plans. The company also provides Dr. Galimi with a fully taxable commuter reimbursement for reasonable travel, less all required deductions and withholdings.

In the event Dr. Galimi’s employment was terminated by us without cause or by him for good reason, and such termination occurs outside of a change in control period, Dr. Galimi was eligible to receive, subject to his execution and non-revocation of a separation agreement and release in favor of the Company, (i) an amount equal to nine (9) months of Dr. Galimi’s base salary; (ii) any unpaid bonus earned for the year preceding the date of Dr. Galimi’s employment termination, payable at the time it otherwise would have been paid had Dr. Galimi’s employment with the Company not terminated; and (iii) a monthly cash payment (including a gross up payment to account for applicable taxes and withholdings) equal to the monthly employer contribution that the Company would have made to provide health insurance to Dr. Galini and covered dependents if Dr. Galimi had remained employed by the Company until the earliest of (A) the nine (9) month anniversary of the date of termination; (B) the date that Dr. Galimi becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of Dr. Galimi’s health continuation rights under COBRA. The amounts payable under (i) and (iii), to the extent taxable, are paid out in substantially equal installments in accordance with the Company’s payroll practice over nine (9) months commencing within 60 days after the date of termination.

Dr. Galimi’s employment agreement further provided that, in the event that his employment was terminated by us without cause or by him for good reason, and such termination occurred within the 12-month period following a change in control, then in lieu of the payments and benefits described above, Dr. Galimi would be entitled to receive, subject to his execution and non-revocation of a release in favor of the Company, (i) a lump sum in cash in an amount equal to one (1) times the sum of (A) Dr. Galimi’s then-current base salary (or Dr. Galimi’s base salary in effect immediately prior to the change in control, if higher) plus (B) Dr. Galimi’s target bonus for the then-current year (or Dr. Galimi’s target bonus in effect immediately prior to the change in control, if higher), (ii) any unpaid bonus earned for the year preceding the date of Dr. Galimi’s employment termination, payable at the time it otherwise would have been paid had Dr. Galimi’s employment with the Company not terminated, (iii) 100% acceleration of all time-based equity awards held as of the date of termination and (iv) subject to his election of COBRA health continuation coverage, for up to twelve (12) months or his COBRA health continuation period, whichever ends earlier, a monthly cash payment equal to the monthly employer contribution that the Company would have made to provide health insurance to him if he has remained employed by the Company. All references to “cause,” “good reason,” “change in control period” and “change in control” are as defined in his employment agreement.

In December 2024, we entered into a separation agreement and release with Dr. Galimi. Under his separation agreement and release, Mr. Galimi was entitled to receive (i) an amount equal to nine (9) months of Dr. Galimi’s base salary; and (ii) a monthly cash payment (including a gross up payment to account for applicable taxes and withholdings) equal to the monthly employer contribution that the Company would have made to provide health insurance to Dr. Galini and covered dependents if Dr. Galimi had remained employed by the Company until the earliest of (A) the nine (9) month anniversary of the date of termination; (B) the date that Dr. Galimi becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of Dr. Galimi’s health continuation rights under COBRA.

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

Outstanding Equity Awards at 2024 Fiscal Year End Table

			Option Awards(1)				Stock Awards
		Grant Date and Vesting Commencement Date	Number of Securities Underlaying Unexercised Options(#)		Option Exercise Price($)(2)	Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)(3)
Name			Exercisable	Unexercisable
Chen Schor	(4)	9/15/2020	36,857	—	2.14	12/5/2029	—	—
Chen Schor	(4)	9/17/2020	872,111	—	2.14	9/17/2030	—	—
Chen Schor	(5)	1/13/2021	235,000	5,000	2.14	1/12/2031	—	—
Chen Schor	(5)	2/12/2021	404,033	17,567	2.14	2/11/2031	—	—
Chen Schor	(5)	1/7/2022	215,104	79,896	2.14	1/6/2032	—	—
Chen Schor	(6)	1/24/2023	—	—	—	—	57,000	54,720
Chen Schor	(5)	1/24/2023	184,431	200,469	2.14	1/23/2033	—	—
Chen Schor	(7)	1/24/2024	—	—	—	—	70,300	67,488
Chen Schor	(5)	1/24/2024	255,956	860,947	2.40	1/23/2034	—	—
Chen Schor	(5)	1/26/2024	405,722	1,364,705	2.53	1/25/2034	—	—
Nick Harvey	(8)	1/13/2021	88,125	1,875	2.14	1/12/2031	—	—
Nick Harvey	(8)	2/12/2021	27,025	1,175	2.14	2/11/2031	—	—
Nick Harvey	(5)	1/7/2022	91,145	33,855	2.14	1/6/2032	—	—
Nick Harvey	(6)	1/24/2023	—	—	—	—	17,400	16,704
Nick Harvey	(5)	1/24/2023	56,158	61,042	2.14	1/23/2033	—	—
Nick Harvey	(4)	8/14/2023	176,308	—	2.14	8/13/2033	—	—
Nick Harvey	(7)	1/24/2024	—	—	—	—	26,300	25,248
Nick Harvey	(5)	1/24/2024	66,005	222,017	2.40	1/23/2034	—	—
Nick Harvey	(5)	1/26/2024	85,898	288,931	2.53	1/25/2034	—	—
Blake Aftab	(8) (9)	4/30/2021	45,833	4,167	2.14	4/29/2031	—
Blake Aftab	(8)	10/12/2021	44,112	12,500	2.14	10/11/2031	—	—
Blake Aftab	(8)	1/7/2022	91,145	33,855	2.14	1/6/2032	—	—
Blake Aftab	(8) (10)	5/10/2022	40,000	20,000	2.14	5/9/2022	—	—
Blake Aftab	(6)	1/24/2023	—	—	—	—	17,400	16,704
Blake Aftab	(5)	1/24/2023	56,158	61,042	2.14	1/23/2033	—	—
Blake Aftab	(7)	1/24/2024	—	—	—	—	19,700	18,912
Blake Aftab	(5)	1/24/2024	55,268	185,905	2.40	1/23/2034	—	—
Blake Aftab	(5)	1/26/2024	77,208	259,703	2.53	1/25/2034	—	—
Francesco Galimi	(8)	10/15/2019	113,652	—	2.14	3/13/2025	—	—
Francesco Galimi	(5)	9/17/2020	77,269	—	2.14	3/13/2025	—	—
Francesco Galimi	(5)	1/13/2021	72,297	—	2.14	3/13/2025	—	—
Francesco Galimi	(5)	2/12/2021	25,441	—	2.14	3/13/2025	—	—
Francesco Galimi	(5)	1/7/2022	91,145	—	2.14	3/13/2025	—	—
Francesco Galimi	(5)	1/24/2023	53,716	—	2.14	3/13/2025	—	—
Francesco Galimi	(5)	1/24/2024	60,027	—	2.40	3/13/2025	—	—
Francesco Galimi	(5)	1/26/2024	78,141	—	2.53	3/13/2025	—	—

(1)
All equity awards listed in this table were granted pursuant to our 2015 Plan and 2018 Plan.
(2)
For options granted prior to August 13, 2023, the option exercise prices reflects the effect of the option repricing which took effect on August 14, 2024 and reduced the exercise price of outstanding options under the 2018 and 2015 Plans to $2.14. Options granted after August 14, 2023 have an exercise price equal to the closing stock price on the date of grant.
(3)
The market value is based on the closing price of our common stock on December 31, 2024, the last trading day of our fiscal year 2024, in the amount of $0.96 per share.
(4)
Represents fully vested shares of common stock subject to this option.

(5)
1/48th of the shares subject to the option vest on each of the next forty-eight (48) monthly anniversaries of the vesting commencement date, provided that the optionee remains in continuous service as of the applicable vesting date.
(6)
Restricted Stock Units (RSUs) vest in three (3) annual installments, with 1/3 vesting on each of January 24, 2024, January 24, 2025 and January 24, 2026.
(7)
Restricted Stock Units (RSUs) vest in three (3) annual installments, with 1/3 vesting on each of January 24, 2025, January 24, 2026 and January 24, 2027.
(8)
25% of the shares subject to the option vest twelve (12) months after the vesting commencement date, and 1/36th of the remaining unvested shares subject to the option vest on each of the next thirty-six (36) monthly anniversaries of the vesting commencement date thereafter, provided that the optionee remains in continuous service as of the applicable vesting date.
(9)
The vesting commencement date for this grant is April 5, 2021.
(10)
The vesting commencement date for this grant is April 29, 2022.

Director Compensation

The table below shows all compensation earned by or paid to our non-employee directors during 2024. Mr. Schor, our chief executive officer, did not receive any compensation for his services as director in 2024 and, consequently, is not included in this table. The compensation received by Mr. Schor during 2024 is set forth in the section of this Annual Report on Form 10-K captioned “2024 Summary Compensation Table”.

Name	Fees Earned ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	Total ($)
Jeffrey Chodakewitz, M.D.	45,000	8,496	27,298	80,794
Steve Dubin	59,000	8,496	27,298	94,794
Carl L. Gordon, Ph.D.	80,000	8,496	27,298	115,794
Aya Jakobovits, Ph.D.	45,000	8,496	27,298	80,794
Michael Kauffman, M.D. Ph.D.(4)	27,978	8,496	27,298	63,772
Lloyd Klickstein, M.D. Ph.D.(5)	16,141	—	79,636	95,777
Katie Peng	47,500	8,496	27,298	83,294
Andrew Sinclair, Ph.D.	55,500	8,496	27,298	91,294
(1)
Amounts represent cash compensation for services rendered by each member of the board of directors.
(2)
Amounts shown reflect the grant date fair value of stock option and restricted stock unit awards granted during 2024. The grant date fair value was computed in accordance with FASB ASC Topic 718 disregarding the effect of estimated forfeitures related to service-based vesting. These amounts reflect the accounting cost for the stock options and RSU awards and do not correspond to the actual economic value that may be received by the director upon exercise of the stock options. See Note 12 to this Annual Report on Form 10-K regarding certain assumptions underlying the valuation of equity awards.
(3)
The following table shows the number of outstanding stock options and restricted stock units held by our directors as of December 31, 2024:

Name	Number of Shares Underlying Outstanding Stock Options	Number of Shares Underlying Unvested Restricted Stock Units
Jeffrey Chodakewitz, M.D.	119,800	5,900
Steve Dubin	119,800	5,900
Carl L. Gordon, Ph.D.	119,800	5,900
Aya Jakobovits, Ph.D.	119,800	5,900
Michael Kauffman, M.D. Ph.D.	—	—
Lloyd Klickstein, M.D. Ph.D.	150,200	—
Katie Peng	96,600	5,900
Andrew Sinclair, Ph.D.	126,800	5,900
(4)
Dr. Kauffman resigned from our board of directors, effective August 19, 2024. His cash fees earned represent a pro-rated amount from January 1, 2024 through August 19, 2024, the date he ceased being a member of our board of directors.

(5)
Dr. Klickstein was appointed to the board, effective August 19, 2024. Dr. Klickstein received an initial stock option grant to purchase 70,200 shares of the Company’s common stock. In addition, Dr. Klickstein replaced Dr. Kauffman as a member of the nominating and corporate governance committee, effective August 19, 2024. His cash fees earned represent a pro-rated amount from August 19, 2024 through December 31, 2024.

Under our director compensation program, we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives a higher retainer for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	Member Annual Fee	Chairperson Additional Annual Fee
Board of Directors	$40,000	$30,000
Audit Committee	7,500	15,000
Compensation Committee	5,000	10,000
Nominating and Corporate Governance Committee	4,000	8,000

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred by our non-employee directors in connection with attending our meetings of the board of directors and committees thereof.

In addition, effective as of January 24, 2023, each new non-employee director elected to our board of directors will be granted an initial, one-time award of a stock option to purchase 70,200 shares, which shall vest in thirty-six (36) equal monthly installments over a three-year period from the date of grant, subject to continued service as a director through each such vesting date. Additionally, on the date of each annual meeting of stockholders of our company, each continuing non-employee director will receive an annual equity award of 26,400 options and 5,900 restricted stock units which shall vest in full upon the earlier to occur of the first anniversary of the date of grant or the date of the next annual meeting of stockholders; provided, however, that all vesting shall cease if the director resigns from the board of directors or otherwise ceases to serve as a director, unless the board of directors determines that the circumstances warrant continuation of vesting. This non-employee director compensation program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in First Column)
Equity compensation plans approved by security holders(1)(2)(3)(4)	14,126,176	(5)	$2.68	3,796,336
Equity compensation plans not approved by security holders	1,558,750	(6)	$6.63	441,250
Total	15,684,926		$3.09	4,237,586
(1)
Includes the following plans: our 2014 Share Option Plan (2014 Plan), 2015 Plan, the 2017 Plan, the 2018 Plan, and 2018 Employee Stock Purchase Plan (2018 ESPP).
(2)
As of December 31, 2024, a total of 15,857,403 shares of our common stock are authorized for issuance pursuant to the Amended 2018 Plan, which number excludes the 4,542,314 shares that were added to the Amended 2018 Plan as a result of the automatic annual increase of 5% on January 1, 2025.

(3)
As of December 31, 2024, a total of 1,155,556 shares of our common stock are authorized for issuance pursuant to the 2018 ESPP, which number excludes the 824,009 shares that were added to the 2018 ESPP as a result of the automatic annual increase of 1% on January 1, 2025.
(4)
As of December 31, 2024, an aggregate of 870,302 shares of common stock were issuable upon the exercise of outstanding stock options under the 2015 Plan at a weighted average exercise price of $2.14 per share and an aggregate of 18,987 shares of common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan at a weighted average exercise price of $1.61 per share. Pursuant to the Amended 2018 Plan, any shares of Common Stock subject to outstanding grants under the 2015 Plan that terminate, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the 2015 Plan after the Effective Date of the Amended 2018 Plan shall be available for issuance under the Amended 2018 Plan (such shares, the “Rollover Shares”). As of December 31, 2024, a total of 20,264 shares of our common stock were available for issuance under the 2018 Plan as Rollover Shares from the 2015 Plan. Since the date of effectiveness of the Merger, the Company has not and will not grant any further awards under the 2014 Plan. Additionally, since the date of the 2023 Shareholder meeting, the Company has not and will not grant any further awards under the 2015 Plan.
(5)
Includes: (i) an aggregate of 12,517,231 shares of common stock issuable upon the exercise of outstanding stock options under the Amended 2018 Plan; (ii) 719,656 shares of common stock issuable upon the vesting of RSUs under the Amended 2018 Plan; (iii) 870,302 shares of common stock issuable upon the exercise of outstanding stock options under the 2015 Plan; and (iv) 18,987 shares of common stock issuable upon the exercise of outstanding stock options under the 2014 Plan.
(6)
Represents option awards granted to individuals as an inducement material to the individual’s entry into employment with us. Each such grant was approved by our Compensation Committee. Under applicable Nasdaq listing rules, inducement grants are not subject to stockholder approval. In January 2022, our board of directors approved the 2022 Inducement Plan (Inducement Plan) and authorized 1,000,000 shares for issuance under the Inducement Plan. In January 2023, our board of directors amended the Inducement Plan to increase the authorized shares to 2,000,000. In January 2025, our board of directors amended the Inducement Plan to increase the authorized shares to 2,750,000.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 3, 2025 by:

1.
each of our directors;
2.
each of our named executive officers;
3.
all of our directors and executive officers as a group; and
4.
each person, or group of affiliated persons, who is known by us to beneficially own greater-than-5.0% of our common stock.

The column entitled “Shares of Common Stock Beneficially Owned” is based on a total of 82,661,803 shares of our common stock outstanding as of March 3, 2025.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 3, 2025, and any RSUs that vest within 60 days of March 3, 2025, are considered outstanding and beneficially owned by the person holding the stock options and RSUs for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Unless otherwise indicated, the address for each beneficial owner is c/o Adicet Bio, Inc., 131 Dartmouth Street, 3rd Floor, Boston, Massachusetts 02116.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares
Greater than 5% Stockholders
Entities affiliated with OrbiMed (1)	11,546,440	14.0%
RA Capital Healthcare Fund, L.P. (2)	8,308,532	10.0%
Tang Capital Partners, LP (3)	8,145,988	9.9%
Named Executive Officers and Directors
Chen Schor (4)	3,135,518	3.7%
Nick Harvey (5)	754,202	*
Blake Aftab Ph.D. (6)	543,844	*
Jeffrey Chodakewitz, M.D. (7)	99,300	*
Steve Dubin (8)	104,300	*
Carl L. Gordon, Ph.D. (1)	11,546,440	14.0%
Aya Jakobovits, Ph.D. (9)	950,062	1.1%
Lloyd Klickstein, M.D., Ph.D. (10)	198,266	*
Katie Peng (11)	46,850	*
Andrew Sinclair, Ph.D. (12)	106,300	*
All Current Executive Officers and Directors as a Group (12 persons) (13)	18,113,044	20.6%

* Represents beneficial ownership of less than one percent.

(1)
Based solely on a Schedule 13D/A filed with the SEC on March 21, 2024 by OrbiMed Advisors LLC, OrbiMed Advisors Israel II Limited, OrbiMed Israel GP II, L.P., OrbiMed Israel GP Ltd., OrbiMed Israel BioFund GP Limited Partnership, OrbiMed Capital GP V LLC, OrbiMed Capital GP VI LLC, OrbiMed Genesis GP LLC, Carl L. Gordon and Erez Chimovits. Consists of (i) 99,300 shares of common stock issuable upon exercise of options held by Dr. Gordon exercisable within 60 days of March 3, 2025, (ii) 5,900 shares of common stock held by Dr. Gordon, (iii) 1,255,985 shares of common stock held by OrbiMed Genesis Master Fund, L.P. (Genesis), (iv) 1,027,885 shares of common stock held by OrbiMed Israel Partners Limited Partnership (OIP), (v) 646,657 shares of common stock held by OrbiMed Israel Partners II, L.P. (OIP II), (vi) 7,526,359 shares of common stock held by OrbiMed Private Investments V, LP (OPI V), and (vii) 990,254 shares of common stock held by OrbiMed Private

Investments VI, LP (OPI VI). OrbiMed Genesis GP LLC (Genesis GP) is the general partner of Genesis and OrbiMed Advisors LLC (OrbiMed Advisors) is the managing member of Genesis GP. By virtue of such relationships, Genesis GP and OrbiMed Advisors may be deemed to have voting power and investment power over the securities held by Genesis and as a result, may be deemed to have beneficial ownership over such securities. OrbiMed Israel BioFund GP Limited Partnership (BioFund GP) is the general partner of OIP and OrbiMed Israel GP Ltd. (Israel GP) is the general partner of BioFund GP. By virtue of such relationships, BioFund GP and Israel GP may be deemed to have voting power and investment power over the securities held by OIP and as a result, may be deemed to have beneficial ownership over such securities. Israel GP exercises its investment and voting power through a management committee comprised of Dr. Gordon and Mr. Chimovits, each of whom disclaims beneficial ownership of the shares of common stock held by OIP. OrbiMed Israel GP II, L.P. (Israel GP II) is the general partner of OIP II and OrbiMed Advisors Israel II Limited (Advisors Israel) is the general partner of Israel GP II. By virtue of such relationships, Israel GP II and Advisors Israel may be deemed to have voting power and investment power over the securities held by OIP II and as a result, may be deemed to have beneficial ownership over such securities. Advisors Israel exercises its investment and voting power through a management committee comprised of Dr. Gordon, David P. Bonita, and Mr. Chimovits, each of whom disclaims beneficial ownership of the shares held by OIP II. OrbiMed Capital GP V LLC (GP V) is the general partner of OPI V and OrbiMed Advisors is the managing member of GP V. By virtue of such relationships, GP V and OrbiMed Advisors may be deemed to have voting power and investment power over the securities held by OPI V and as a result, may be deemed to have beneficial ownership over such securities. OrbiMed Capital GP VI LLC (GP VI) is the general partner of OPI VI and OrbiMed Advisors is the managing member of GP VI. By virtue of such relationships, GP VI and OrbiMed Advisors may be deemed to have voting power and investment power over the securities held by OPI VI and as a result, may be deemed to have beneficial ownership over such securities. OrbiMed Advisors exercises its investment and voting power through a management committee comprised of Dr. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the shares of common stock held by Genesis, OPI V, and OPI VI. Dr. Gordon, a member of OrbiMed Advisors, is a member of our board of directors. OrbiMed Advisors has its principal offices at 601 Lexington Avenue, 54th Floor, New York, New York 10022. Israel GP and Advisors Israel II have their principal offices at 5 Hahoshlim Street, Building B, 1st Floor, Herzliya Pituach, Israel.
(2)
Based solely on a Schedule 13G/A filed with the SEC on November 14, 2024 by RA Capital Management, L.P. (RA Capital). Consists of (i) 7,541,000 shares of common stock held by RA Capital Healthcare Fund, L.P. (the Fund), (ii) 767,532 shares of common stock that the Fund beneficially owns based on the right to acquire upon exercise of pre-funded warrants, subject to the beneficial ownership blocker of the pre-funded warrants. The beneficial ownership blocker of the pre-funded warrants precludes the exercise of the pre-funded warrants to the extent that, following exercise, the Fund, together with its affiliates, would beneficially own more than 9.99% of the shares of common stock outstanding immediately after giving effect to the exercise. Does not include pre-funded warrants to purchase an additional 7,677,801 shares of common stock held by the Fund, which are not deemed beneficially owned by the Fund due to the beneficial ownership blocker. RA Capital Healthcare Fund GP, LLC is the general partner of the Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and may be deemed a beneficial owner of any securities of the Company held by the Fund. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the ordinary shares held by the Fund. Because the Fund has divested itself of voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, the Fund disclaims beneficial ownership of the securities it holds for purposes of Section 13(d) of the Exchange Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Exchange Act, of any securities of the Company beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership of securities reported herein. The address for RA Capital is 200 Berkeley Street, 18th Floor, Boston, MA 02116.
(3)
Based solely on Schedule 13F filed with the SEC on February 14, 2025 by Tang Capital Partners, LP (Tang Capital), Tang Capital Management, LLC (Tang Capital Management), and Kevin Tang. Tang Capital Management is the general partner of Tang Capital and Kevin Tang is the manager of Tang Capital Management. All parties share voting and dispositive power over the shares of common stock reported. The principal address of Tang Capital, Tang Capital Management and Kevin Tang is 4747 Executive Drive, Suite 210, San Diego, CA 92121.
(4)
Consists of (i) 61,835 shares of common stock held directly by Mr. Schor, (ii) 53,424 shares of common stock held directly by The C. Schor IRRV Trust, an irrevocable family trust having an independent trustee, (iii) 43,469 shares of common stock held directly by The I. Schor IRRV Trust, an irrevocable family trust having an independent trustee and (iv) 2,976,790 shares of common stock issuable upon the exercise of options held by Mr. Schor exercisable within 60 days of March 3, 2025.
(5)
Consists of (i) 64,815 shares of common stock held by Mr. Harvey, and (ii) 689,387 shares of common stock issuable upon the exercise of options held by Mr. Harvey exercisable within 60 days of March 3, 2025.
(6)
Consists of (i) 34,408 shares of common stock held by Dr. Aftab, and (ii) 509,436 shares of common stock issuable upon the exercise of options held by Dr. Aftab exercisable within 60 days of March 3, 2025.
(7)
Consists of (i) 5,900 shares of common stock held by Dr. Chodakewitz and (ii) 93,400 shares of common stock issuable upon the exercise of options held by Dr. Chodakewitz exercisable within 60 days of March 3, 2025.
(8)
Consists of (i) 5,000 shares of common stock held by a revocable trust of which Mr. Dubin and his spouse are co-trustees, (ii) 5,900 shares of common stock held by Mr. Dubin and (iii) 93,400 shares of common stock issuable upon the exercise of options held by Mr. Dubin exercisable within 60 days of March 3, 2025.
(9)
Consists of (i) 356,343 shares of common stock held directly by an irrevocable family trust of which Dr. Jakobovits' spouse is the trustee and Dr. Jakobovits' daughter is the beneficiary, (ii) 356,343 shares of common stock held directly by an irrevocable family trust of which Dr. Jakobovits' spouse is the trustee and Dr. Jakobovits' son is the beneficiary, (iii) 138,076 shares of common stock held by a revocable trust of which Dr. Jakobovits and her spouse are co-trustees, (iv) 5,900 shares of common stock held by Dr. Jakobovits and (v) 93,400 shares of common stock issuable upon the exercise of options held by Dr. Jakobovits exercisable within 60 days of March 3, 2025.
(10)
Consists of (i) 102,666 shares of common stock held by Dr. Klickstein and (ii) 95,600 shares of common stock issuable upon the exercise of options held by Dr. Klickstein exercisable within 60 days of March 3, 2025.
(11)
Consists of (i) 5,900 shares of common stock held by Dr. Peng and (ii) 40,950 shares of common stock issuable upon the exercise of options held by Ms. Peng exercisable within 60 days of March 3, 2025.
(12)
Consists of (i) 5,900 shares of common stock held by Dr. Sinclair and (ii) 100,400 shares of common stock issuable upon the exercise of options held by Dr. Sinclair exercisable within 60 days of March 3, 2025.
(13)
Includes (i) the shares of common stock described in note (1), (4), (5) and (6) through (13) above, (ii) 41,936 shares of common stock held by other executive officers Donald Healey, Ph.D., our Chief Technology Officer and Julia Maltzman, M.D., our Chief Medical Officer, (iii) 568,026 shares of common stock issuable upon exercise of options held by Dr. Healey and Dr. Maltzman exercisable within 60 days of March 3, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” above, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2024 and 2023) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Underwritten Public Offering

In January 2024, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC and Guggenheim Securities, LLC, as representatives of the underwriters (the Underwriters), related to an underwritten public offering (the Offering) of 32,379,667 shares of our common stock, which included 5,325,000 shares sold and issued upon the exercise in full by the Underwriters of their option to purchase additional shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 8,445,333 shares of common stock. The shares of common stock were sold at a public offering price of $2.40 per share and the pre-funded warrants were sold at a public offering price of $2.3999 per pre-funded warrant, which represents the per share public offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. We received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.8 million. We may receive nominal proceeds, if any, from the exercise of the pre-funded warrants. Certain of our investors, including entities affiliated with OrbiMed purchased shares from the Underwriters in connection with the Offering.

The following table summarizes the purchases on January 24, 2024 of our common stock by our directors and 5% stockholders at such date:

Name of Purchaser	Shares Purchased	Aggregate Purchase Price
OrbiMed Private Investments V, LP (1)	1,841,100	$4,418,640
OrbiMed Private Investments VI, LP (1)	242,200	$581,280
OrbiMed Genesis Master Fund, L.P. (1)	1,041,700	$2,500,080
Abingworth Bioventures VI LP (2)	833,333	$1,999,999
(1)
As detailed in the section above titled “Principal Stockholders,” entities affiliated with OrbiMed Advisors LLC (OrbiMed Advisors), including OrbiMed Private Investments V, LP, OrbiMed Private Investments VI, LP and OrbiMed Genesis Master Fund, L.P., hold greater than 5% of our outstanding common stock. Dr. Gordon, a member of our Board of Directors, is a founding member, Managing Partner, and Co-Head of Global Private Equity at OrbiMed Advisors.
(2)
Abingworth Bioventures VI LP has delegated to Abingworth LLP all investment and dispositive power over the securities held of record by Abingworth Bioventures VI LP. Immediately prior to the Offering, entities affiliated with Abingworth LLP held greater than 5% of our outstanding common stock. Dr. Sinclair, a member of our Board of Directors, is a partner at Abingworth LLP.

Limitation of Liability and Indemnification of Officers and Directors

Our certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•
any breach of their duty of loyalty to our company or our stockholders;
•
any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law (DGCL); or
•
any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law. As further detailed in Proposal No. 4 above, we are also asking our shareholders to amend our Third Amended and Restated Certificate of Incorporation to limit liability for certain of our officers. Specifically, amended DGCL Section 102(b)(7) only permits exculpation for direct claims brought by stockholders for breach of an officer’s fiduciary duty of care, including class actions, but does not eliminate officers’ monetary liability for breach of fiduciary duty claims brought by the corporation itself or for derivative claims brought by stockholders in the name of the corporation. Furthermore, the limitation on liability does not apply to breaches of the duty of loyalty, acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, or any transaction in which the officer derived an improper personal benefit.

In addition, we adopted bylaws which provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.

We have entered into and, in the future, plan to enter into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Related Person Transaction Policy

Our board of directors adopted a written related person transactions policy providing that transactions with our directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related person, must be approved by our Audit Committee. This policy became effective on January 25, 2018, the date our registration statement for our initial public offering became effective, and was amended on December 19, 2022. Pursuant to this policy, the Audit Committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

As appropriate for the circumstances, the Audit Committee will review and consider:

1.
the related person’s interest in the related person transaction;
2.
whether the transaction was undertaken in the ordinary course of our business; and
3.
whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party.

Director Independence

Applicable Nasdaq Stock Market LLC (Nasdaq) rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has determined that all members of the board of directors, except Mr. Schor, are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers. Mr. Schor is not an independent director under these rules because he is an executive officer of the Company.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts (PCAOB Auditor ID: 185).

The following table sets forth all fees paid or accrued by us for professional audit services and other services rendered by KPMG LLP during the years ended December 31, 2024 and December 31, 2023.

Fee Category	Fiscal Year 2024	Fiscal Year 2023
Audit Fees(1)	$592,800	$796,500
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees(3)	—	—
Total Fees	$592,800	$796,500
(1)
Audit fees consist of fees for professional services provided by KPMG LLP for the audit of our annual financial statements, the review of interim consolidated financial statements included in our quarterly reports on Form 10-Q and consultations on accounting matters directly related to the audit. Audit fees also consist of fees related to registration statements, comfort letters and consents and fees related to statutory audits of our subsidiary.
(2)
There were no tax fees in fiscal years 2024 and 2023.
(3)
There were no other fees for fiscal years 2024 and 2023.

Audit Committee Pre-approval Policy and Procedures

Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our Audit Committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2024 and 2023 fiscal years, no services were provided to us by KPMG, as applicable, other than in accordance with the pre-approval policies and procedures described above.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Adicet Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adicet Bio, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 6, 2025

Adicet Bio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$56,495	$159,711
Short-term investments in treasury securities	119,808	—
Prepaid expenses and other current assets	3,833	2,561
Total current assets	180,136	162,272
Restricted cash	2,903	—
Property and equipment, net	22,524	26,777
Operating lease right-of-use asset	14,228	17,424
Other non-current assets	428	822
Total assets	$220,219	$207,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,830	$2,625
Accrued and other current liabilities	11,430	13,441
Operating lease liability	3,132	3,221
Total current liabilities	19,392	19,287
Operating lease liability, net of current portion	14,102	17,703
Other non-current liabilities	116	130
Total liabilities	33,610	37,120
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 and 150,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 82,569,168 and 43,270,386 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	8	4
Additional paid-in capital	684,479	550,943
Accumulated deficit	(497,894)	(380,772)
Accumulated other comprehensive income	16	—
Total stockholders’ equity	186,609	170,175
Total liabilities and stockholders’ equity	$220,219	$207,295

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$99,323	$106,043
General and administrative	28,292	26,533
Goodwill impairment	—	19,462
Total operating expenses	127,615	152,038
Loss from operations	(127,615)	(152,038)
Interest income	10,714	9,978
Interest expense	(4)	(25)
Other expense, net	(217)	(573)
Loss before income tax provision	(117,122)	(142,658)
Income tax provision	—	—
Net loss	$(117,122)	$(142,658)
Net loss per share, basic and diluted	$(1.33)	$(3.31)
Weighted-average common shares used in computing net loss per share, basic and diluted	87,866,435	43,042,405
Other comprehensive income
Unrealized gain on treasury securities, net of tax	16	—
Total other comprehensive income	16	—
Comprehensive loss	$(117,106)	$(142,658)

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2022	42,954,820	$4	$530,448	$(238,114)	$—	$292,338
Issuance of common stock upon exercise of stock options	946	—	4	—	—	4
Issuance of common stock upon vesting of restricted stock	194,455	—	—	—	—	—
Shares withheld for taxes	(86,145)	—	(150)	—	—	(150)
Purchase of common stock under Employee Stock Purchase Plan	206,310	—	382	—	—	382
Stock-based compensation expense	—	—	20,259	—	—	20,259
Net loss	—	—	—	(142,658)	—	(142,658)
Balance at December 31, 2023	43,270,386	$4	$550,943	$(380,772)	$—	$170,175
Issuance of common stock upon exercise of stock options	92,283	—	195	—	—	195
Issuance of common stock upon vesting of restricted stock	184,380	—	—	—	—	—
Shares withheld for taxes	(67,813)	—	(141)	—	—	(141)
Issuance of common stock pursuant to at-the-market offering, net of issuance costs of $0.6 million	6,350,000	1	19,265	—	—	19,266
Issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs of $6.3 million	32,379,667	3	91,649	—	—	91,652
Purchase of common stock under Employee Stock Purchase Plan	360,265	—	335	—	—	335
Stock-based compensation expense	—	—	22,233	—	—	22,233
Net income	—	—	—	(117,122)	—	(117,122)
Other comprehensive income	—	—	—	—	16	16
Balance at December 31, 2024	82,569,168	$8	$684,479	$(497,894)	$16	$186,609

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(117,122)	$(142,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,468	6,098
Noncash lease expense	3,197	2,844
Stock-based compensation expense	22,233	20,259
Loss on disposal of lease assets	—	(4)
Net amortization of premiums and accretion discounts on investments	(1,668)	—
Goodwill impairment	—	19,462
Amortization of deferred debt issuance costs	39	30
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,271)	926
Other non-current assets	353	358
Accounts payable	1,106	(1,683)
Operating lease liability	(3,691)	(99)
Accrued and other current and non-current liabilities	(2,022)	750
Net cash used in operating activities	(92,378)	(93,717)
Cash flows from investing activities
Purchases of short-term treasury securities	(129,124)	—
Maturities of short term treasury securities	11,000	—
Purchases of property and equipment	(1,118)	(4,464)
Net cash used in investing activities	(119,242)	(4,464)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	19,266	—
Proceeds from issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs	91,652	—
Proceeds from exercise of stock options	195	4
Proceeds from Employee Stock Purchase Plan	335	382
Taxes withheld and paid related to net share settlement of equity awards	(141)	(150)
Net cash provided by financing activities	111,307	236
Net change in cash, cash equivalents and restricted cash	(100,313)	(97,945)
Cash, cash equivalents and restricted cash at the beginning of period	159,711	257,656
Cash, cash equivalents and restricted cash at the end of period	$59,398	$159,711
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$56,495	$159,711
Restricted cash	2,903	—
Cash, cash equivalents and restricted cash in consolidated balance sheets	$59,398	$159,711
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$1,454	$279

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $497.9 million as of December 31, 2024. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

In March 2024, the Company entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of its Common Stock from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal. As of December 31, 2024, no shares of common stock have been sold under the Jefferies Sales Agreement.

The Company expects that its cash, cash equivalents and short-term investments, including the proceeds raised through the JonesTrading ATM Program and the Offering, will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these consolidated financial statements.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

receive returns, and substantially all of the activities are conducted on behalf of the holder of equity investment at risk with disproportionately few voting rights.

The Company consolidates all VIEs in which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which the Company holds a variable interest is a VIE and (ii) whether the Company’s involvement, through holding interest directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires judgment. As described in Note 1, Shanghai Adicet Biotechnology Co., Ltd., has been identified as a VIE and the Company is the primary beneficiary. Refer to Note 18 for additional information and operating activities for the VIE as of December 31, 2024.

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

The quantitative impairment test involves comparing the fair value of the reporting unit to the carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. The Company performed an interim test for goodwill impairment in the third quarter of the fiscal year ended December 31, 2023 and determined that goodwill was impaired. For additional information regarding this assessment, refer to Note 17. Goodwill to our consolidated financial statements.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research and development of allogeneic gamma delta T cell therapies for autoimmune diseases and cancer. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Chief Operating Decision Maker (CODM) uses consolidated net loss to monitor budget versus actual results, assess cash runway, and benchmark against the Company’s competitors. The Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in the fourth quarter of 2024. Refer to Note 19. Segment Reporting for the Company's significant segment items.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash and short-term investments in treasury securities. The Company’s cash and cash equivalents, as well as its short-term investments in treasury securities, are held at two financial institutions in the U.S., one financial

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

institution in China and one financial institution in Israel and such amounts may, at times, exceed insured limits. The Company invests its cash equivalents in treasury securities and money market funds. The Company limits its credit risk associated with cash equivalents and short-term investments in treasury securities by placing them with banks and institutions it believes are highly creditworthy and in highly rated investments. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments in treasury securities to date.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2024, and 2023, cash and cash equivalents consist of cash deposited with banks, investments in money market funds and investments in treasury securities with maturities of three months or less from the date of purchase.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for year ended December 31, 2024 consists of collateral for letters of credit issued in connection with real estate leases and a letter of credit issued in connection with corporate credit card services. There was no restricted cash for the year ended December 31, 2023. Refer to Note 20 for additional information regarding restricted cash.

Short-Term Investments

The Company classifies investments with original maturities of greater than three months and less than twelve months from the date of purchase as short-term investments on its consolidated balance sheets. The Company’s short-term investments are maintained by investment managers and consist of treasury securities. Treasury securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Amortization and accretion of premiums and discounts are recorded in interest income, net on the Company's consolidated statements of operations and comprehensive loss.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments of the Company, including cash equivalents, restricted cash, accounts payable and accrued and other current liabilities approximate fair value due to their relatively short maturities. Financial instruments, such as money market funds and treasury securities are measured at fair value at each reporting date. Refer to Note 3. Fair Value Measurements.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. No such impairments were recognized for the years ended December 31, 2023 and 2024.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Accrued CRO, CDMO, and Research and Development Expenses

The Company has entered into various agreements with CDMOs and CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced are included in accrued and other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CDMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets on the consolidated balance sheets until the services are rendered. Through December 31, 2024, there had been no material adjustments to the Company’s prior period estimates of accrued research and development expenses.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity's overall performance and assists with assessing potential future cash flows. This amendment improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. It is applicable to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. For SEC filers, this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 in the fourth quarter of 2024. Refer to Note 19. Segment Reporting.

Accounting Pronouncements Not Yet Adopted

In September 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and usefulness of income tax disclosures. This amendment requires public issuers to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income, or loss, by the applicable statutory income tax rate. Additionally, this amendment requires issuers to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes as well as the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). For SEC filers, this ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

is currently evaluating the impact the adoption that this ASU will have on its consolidated financial statements and related disclosures.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$119,808	$—	$—	$119,808
Money market funds (2) (3)	27,084	—	—	27,084
Total fair value of assets	$146,892	$—	$—	$146,892

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (2) (3)	$115,143	$—	$—	$115,143
Total fair value of assets	$115,143	$—	$—	$115,143

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

4. Marketable Securities

The following table shows the Company's available-for-sale securities adjusted cost, net unrealized gains and losses and fair value by significant investment category as of December 31, 2024. There were no marketable securities during the year ended December 31, 2023.

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$119,792	$16	$—	$119,808
Total	$119,792	$16	$—	$119,808

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepayments to CROs and CDMOs	$1,138	$53
Prepaid insurance	916	1,014
Prepaid software subscription and licensing fees	518	582
Prepaid maintenance	427	373
Prepaid employee benefits	310	—
Prepaid professional services	50	82
Other prepaid expenses and current assets	474	457
Total prepaid expenses and other current assets	$3,833	$2,561

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	December 31, 2024	December 31, 2023
Leasehold improvements	Lesser of useful life or lease term	$28,228	$26,643
Laboratory equipment	3	13,859	13,165
Furniture and fixtures	3	951	951
Construction in progress	—	198	265
Computer equipment	3	192	189
Software	3	411	411
		43,839	41,624
Less: Accumulated depreciation and amortization		(21,315)	(14,847)
Property and equipment, net		$22,524	$26,777

All of the Company’s property and equipment as of December 31, 2024 and 2023 is located in the U.S. Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $6.5 million and $6.1 million.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Construction in progress has decreased by less than $0.1 million during the year ended December 31, 2024, compared to the balance at December 31, 2023. The remaining $0.2 million in construction in progress as of December 31, 2024 is primarily related to lab and computer equipment not yet placed into service.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation	$7,112	$6,514
Accrued CDMO costs	1,685	5,679
Accrued professional services	722	625
Accrued other research and development expenses	398	354
Accrued CRO costs	1,490	257
Accrued other liabilities	23	12
Total accrued and other liabilities	$11,430	$13,441

8. Term Loan

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

In April 2024, the Term Loan availability under the Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remained available. On November 27, 2024, the Company executed a payoff letter (the Payoff Letter) with Banc of California to repay in full all outstanding indebtedness and terminate all commitments and obligations, subject to certain exceptions, under the Loan Agreement. Under the Payoff Letter, the Company agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. The Company paid the $10,000 administrative fees in December 2024. As of December 31, 2024, we have $2.9 million of restricted cash held in cash collateral accounts. No termination penalty was paid in connection with the Payoff Letter.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

9. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of December 31, 2024. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through December 31, 2024.

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

On a cumulative basis as of December 31, 2024, the Company has incurred and expensed $1.0 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of December 31, 2024 is as follows (in thousands):

December 31, 2024
2025	736
2026	438
2027 and thereafter	—
Total	$1,174

The Company recognized rent expense, net of sublease income, of $4.0 million for both the years ended December 31, 2024 and 2023.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Further, the Company remains liable for the remaining lease payments under the 500 Boylston Lease, totaling $1.0 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2024 were as follows (in thousands):

December 31, 2024
2025	$4,662
2026	4,009
2027	3,714
2028	3,808
2029	3,906
2030 and thereafter	662
Total undiscounted lease payments	20,761
Less: imputed interest	(3,527)
Total operating lease liability	17,234
Less: current portion	(3,132)
Operating lease liability, net of current maturities	$14,102

The IBR and the remaining lease terms of our facilities and their weighted average IBR and remaining terms are as follows as of December 31, 2024:

Lease Locations	IBR	Remaining Terms (in years)
Redwood City, CA (1000 Bridge Parkway)	6.90%	5.20
Redwood City, CA (1200 Bridge Parkway)	6.80%	0.50
Boston, MA	9.30%	1.60
Weighted Average	7.00%	4.90

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the year ended December 31, 2024 (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Lease Cost
Operating lease cost	$4,557	$4,510
Short-term lease cost	121	195
Sublease income	(727)	(714)
Total lease cost	$3,951	$3,991
Other Information
Operating cash flows used for lease liabilities	$(3,691)	$(99)
Weighted-average remaining lease term - operating leases	4.9	5.7
Weighted-average discount rate - operating leases	7.0%	7.1%

As of December 31, 2024, operating right-of-use assets were $14.2 million and operating lease liabilities were $17.2 million. The Company has no material finance leases.

The Company maintains letters of credit in connection with the Company’s office leases in Redwood City, CA and Boston, MA. Refer to Note 20. Restricted Cash for additional information about these letters of credit.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

11. Stockholders' Equity

Common Stock

The Company’s Restated Certificate of Incorporation, which became effective as of June 6, 2024, authorized the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share, as of December 31, 2024.

Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company subject to the prior rights of the preferred stockholders. As of December 31, 2024, no dividends on common stock had been declared by the Board of Directors.

The Company has the following shares of common stock reserved for future issuance:

	December 31, 2024	December 31, 2023
Stock options and restricted stock units available for future grant	3,082,030	2,473,485
Stock options issued and outstanding	14,965,270	9,383,105
Unvested restricted stock units	719,656	454,200
Common stock warrants issued and outstanding	8,445,333	—
Total common stock reserved	27,212,289	12,310,790

On January 22, 2024, the Company entered into the Underwriting Agreement with Jefferies and Guggenheim Securities, LLC, as representatives of the Underwriters, related to the Offering of 32,379,667 shares of our common stock, which included 5,325,000 shares sold and issued upon the exercise in full by the Underwriters of their option to purchase additional shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 8,445,333 shares of common stock. The pre-funded warrants were sold at a public offering price of $2.3999 per pre-funded warrant, which represents the per share public offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. The pre-funded warrants do not have an expiration date and are exercisable at any time. The pre-funded warrants are classified as equity within the Company's consolidated balance sheet. The Company received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.7 million. The Company may receive nominal proceeds, if any, from the exercise of the pre-funded warrants.

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of December 31, 2024:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Outstanding, December 31, 2023	—	—
Warrants issued	8,445,333	$0.0001
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, December 31, 2024	8,445,333	$0.0001

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

12. Stock-Based Compensation

Stock-based Compensation Expense

The following table presents stock-based compensation expense as reflected in the Company's consolidated statements of operations (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Research and development	$10,714	$9,143
General and administrative	11,519	11,116
Total stock-based compensation	$22,233	$20,259

The following table presents stock-based compensation expense by type of award (in thousands):

	Year Ended December 31,
	2024	2023
Stock options	$20,608	$18,060
Restricted stock units	1,470	2,023
Employee Stock Purchase Plan	155	176
Total	$22,233	$20,259

Stock Options

A summary of stock option activity for the year ended December 31, 2024 is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	9,383,105	$10.64	8.2	$45
Options granted	7,549,053	$2.47
Options exercised	(92,283)	$2.12
Options forfeited or cancelled	(1,874,605)	$7.60
Outstanding, December 31, 2024	14,965,270	$3.09	8.1	$—
Options exercisable, December 31, 2024	7,327,757	$3.41	7.4	$—
Vested and expected to vest, December 31, 2024	14,965,270	$3.09	8.1	$—

The assumptions used in the Black Scholes Model to calculate stock-based compensation are as follows:

	Twelve Months Ended December 31,
	2024	2023
Fair value of common stock	$0.96 - $3.12	$1.32 - $9.15
Expected term (years)	5.5 - 6.08	5.5 - 6.1
Volatility	82.15% - 88.46%	83.25% - 92.87%
Risk free rates	3.63% - 4.52%	3.5% - 4.86%
Dividend rate	0.0%	0.0%

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

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at December 31, 2024 and 2023. The aggregate intrinsic value of stock options exercised was less than $0.1 million during the years ended December 31, 2024 and 2023.

The total fair value of options that vested during the years ended December 31, 2024 and 2023 was $18.0 million and $17.9 million, respectively. The options granted during the years ended December 31, 2024 and 2023 had a weighted-average per share grant-date fair value of $1.40 per share and $3.94 per share, respectively.

As of December 31, 2024, the total unrecognized stock-based compensation expense related to unvested stock options was $18.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.

In August 2024, certain of our executive officers entered into an option cancellation agreement to surrender certain underwater stock options. This voluntary surrender of stock options was determined to be a settlement for no consideration and the remaining unrecognized compensation cost was recognized immediately upon cancellation. This resulted in $1.6 million of stock-based compensation recognized in the third quarter of 2024 for these options.

Restricted Stock Units

The summary of RSU activity and related information for the year ended December 31, 2024 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	454,200	$7.69
RSUs granted	537,400	$2.60
RSUs vested	(184,380)	$7.15
RSUs forfeited	(87,564)	$4.21
Outstanding, December 31, 2024	719,656	$4.40

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

The Company granted 537,400 and 513,700 RSU's in the years ended December 31, 2024 and 2023, respectively. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $2.60 and $7.47, respectively.

As of December 31, 2024, there was approximately $1.9 million of unrecognized compensation cost related to unvested RSUs that the Company expects to recognize over a remaining weighted-average period of approximately 1.6 years.

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

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $2.3 million and $1.3 million was recognized in the twelve months ended December 31, 2024 and 2023, respectively. The remaining incremental compensation cost of $0.6 million, net of the reversal of expense related to employee terminations prior to August 14, 2024, will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the consolidated statements of operations.

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

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Twelve Months Ended December 31,
	2024	2023
Net loss - basic and diluted	$(117,122)	$(142,658)
Weighted-average shares used in computing net loss per share, basic and diluted	87,866,435	43,042,405
Net loss per share, basic and diluted	$(1.33)	$(3.31)

The Company's potentially dilutive shares as of December 31, 2024 and 2023, which include outstanding stock options and unvested RSUs, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of December 31,
	2024	2023
Options to purchase common stock	14,965,270	9,383,105
Unvested restricted stock units	719,656	454,200
Total	15,684,926	9,837,305

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

14. Income Taxes

The components of the provision for (benefit from) income taxes are as follows (in thousands):

December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Provision for (benefit from) income taxes	$—	$—

There was no income tax expense nor benefit for the years ended December 31, 2024 and 2023.

For the rate table below the (provision for) benefit from income taxes differ from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes	0.1%	(8.3)%
Change in valuation allowance	(17.5)%	(7.0)%
Stock-based compensation	(3.3)%	(2.7)%
Goodwill Impairment	—	(2.9)%
Foreign Rate Differential	(0.2)%	—
Other permanent differences	(0.1)%	(0.1)%
Provision for income taxes	(0.0)%	(0.0)%

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$74,848	$65,601
Operating lease right-of-use asset liability	3,638	4,414
Stock-based compensation	3,009	2,285
Intangible assets	621	704
Fixed assets	1,032	768
Accruals and reserves	1,234	1,074
Sec 174 Capitalized R&D	37,888	27,871
Tax credits	26	28
Gross deferred tax assets	122,296	102,745
Less: Valuation allowance	(119,293)	(99,069)
Deferred tax assets, net of valuation allowance	3,003	3,676
Deferred tax liabilities:
Operating lease right-of-use asset	(3,003)	(3,676)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $20.2 million and by $9.6 million during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had net operating loss carryforwards of $339.7 million, $12.6 million, and $15.2 million to reduce future taxable income, if any, for federal, state and foreign income tax purposes, respectively. Of the federal net operating loss carryforwards, $7.5 million will begin to expire in 2036 if not utilized, and $332.4 million can be carried forward indefinitely. The state carryforwards will begin to expire in 2035.

The Company also had approximately $16.3 million of federal and $9.3 million of California research and development tax credit carryforwards available to offset future taxable income as of December 31, 2024. The federal credits begin to expire in 2041 and the California research credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company has experienced an ownership change, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation. As of December 31, 2024, the ownership change analysis has not been completed. Any previous ownership changes may result in a limitation that will reduce the total amount of net operating loss and tax credit carryforwards disclosed that can be utilized. Subsequent ownership changes may affect the limitation in future years.

The Company files income tax returns in the United States federal jurisdiction, California, Massachusetts and Israel. The tax years 2016 to 2024 remains open to United States federal and state examination to the extent of the utilization of net operating loss and credit carryovers. Additionally, the Company is currently undergoing an audit with California’s Franchise Tax Board (FTB) regarding the apportionment of revenue for the tax year 2017 and may be obligated to make future payments to the state related to this tax year, depending on the outcome of the examination. The Company is evaluating the FTB's proposal and assessing its course of action.

As of December 31, 2024, the Company had unrecognized tax benefits of $0.8 million related to the transfer of certain intellectual property from its Israeli subsidiary. In addition, as of December 31, 2024, the Company had unrecognized tax benefits of $25.6 million related to the federal and state research and development credits as a result of no formal research credit study performed.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	$18,462	$9,759
Adjustment based on tax positions related to prior year	—	5
Adjustment based on tax positions related to current year	7,908	8,698
Balance at the end of the year	$26,370	$18,462

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense (benefit). Management determined that no accrual for interest and penalties was required as of December 31, 2024.

15. Related Party Transactions

As of December 31, 2024, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the year ended December 31, 2024, the Company recorded no revenue from the Regeneron Agreement. See Note 9 for a discussion of the Regeneron Agreement.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

16. Defined Contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time United States employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2024 and 2023, the Company made aggregate matching contributions of $1.1 million and $1.2 million, respectively.

17. Goodwill

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

In determining the fair value of the Company’s sole reporting unit for the interim impairment analysis as of the Interim Testing Date, the Company used a market-based approach, and the primary input in this approach was a quoted market price in an active market. To determine the estimated fair value of the Company’s single reporting unit, the Company calculated its market capitalization based on its stock price. Based on the Company’s interim impairment analysis as of the Interim Testing Date, the carrying value of the Company’s single reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed. In performing step two of the goodwill impairment test, the Company utilized observable inputs and concluded that an impairment charge was necessary for the full amount of goodwill. As a result of the step two evaluation, the Company recorded a goodwill impairment charge of $19.5 million during the twelve months ended December 31, 2023. This impairment charge reduced the balance of goodwill to $0 on it's consolidated balance sheets as of December 31, 2023 and 2024.

18. Shanghai Adicet Biotechnology Co., Ltd. (the Adicet VIE)

In May 2024, the Company initiated research and development activities in China through a series of contractual agreements entered into by and among the Adicet VIE, Adicet Shanghai, and the shareholders of the Adicet VIE. Since the Company determined it was the primary beneficiary of the Adicet VIE, the Adicet VIE was consolidated in the Company’s consolidated financial statements as of December 31, 2024. For the year ended December 31, 2024, $1.2 million of expenses have been incurred by the Adicet VIE, of which $1.1 million was recorded as research and development expense and $0.1 million as general and administrative expense in the Company’s consolidated statements of operations.

The following table summarizes the carrying amount of assets and liabilities of the Adicet VIE as of December 31, 2024, excluding intercompany balances (in thousands):

December 31, 2024
Assets
Cash and cash equivalents	$46
Prepaid expenses and other current assets	28
Total current assets	74
Property and equipment, net	4
Total assets	$78
Liabilities
Accrued and other current liabilities	9
Total liabilities	$9

19. Segment Reporting

The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of allogeneic gamma delta T cell therapies for autoimmune

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

diseases and cancer. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. This presentation is consistent with how the Company’s CODM, its Chief Executive Officer, assesses the performance of the Company and makes operating decisions on a consolidated basis. The accounting policies of the consolidated segment are the same as those described in the summary of significant accounting policies (refer to Note 2). The CODM assesses performance and decides how to allocate resources based on consolidated net loss that also is reported on the consolidated statements of operations and comprehensive loss as net loss. The CODM uses consolidated net loss to monitor budget versus actual results, assess cash runway, and benchmark against the Company’s competitors. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company’s assets are primarily held in the United States.

The following table sets forth the Company’s segment information (in thousands):

	Twelve months ended December 31,
	2024	2023
External program expenses for product candidates
ADI-001	$17,756	$26,305
ADI-270	4,474	1,010
Other programs(1)	1,191	2,979
Total external program expenses for product candidates	23,421	30,294
Non-program specific expenses(2)	12,085	13,412
Personnel-related expenses (including non-cash stock-based compensation)(3)	62,163	61,169
Depreciation	6,468	6,098
Professional services and consulting fees	7,339	6,042
Facilities and infrastructure expenses	8,560	9,890
Other segment expense(4)	7,579	5,671
Goodwill impairment	—	19,462
Interest income	(10,714)	(9,978)
Other expense, net	221	598
Income tax provision	—	—
Segment net loss	$(117,122)	$(142,658)
(1)
Relates to programs that have been discontinued or are currently in the research stage.
(2)
Relates to platform research and development expenses which are not attributed to specific programs.
(3)
Relates to personnel-related expenses including non-cash stock-based compensation for the years ended December 31, 2024 and 2023 of $22.2 million and $20.3 million.
(4)
Relates to other expenses primarily for software subscriptions and licenses, office expenses, travel and entertainment, director compensation and recruiting fees.

20. Restricted Cash

As of December 31, 2024 and December 31, 2023, the Company maintained letters of credit of $2.9 million and $0.0 million, respectively, which are collateralized with bank accounts at financial institutions in accordance with the agreements. The letters of credit are included within restricted cash on the Company's consolidated balance sheets. Total restricted cash as of December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Redwood City, CA lease(1)	$2,337	$—
Boston, MA lease	266	—
Corporate credit card services	300	—
Total	$2,903	$—
(1)
Includes the Company's lease at 1000 Bridge Parkway and 1200 Bridge Parkway.

Adicet Bio, Inc.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Restated Certificate of Incorporation (as currently in effect) (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 7, 2024).

3.2

Amended and Restated Bylaws of the Registrant (as currently in effect) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 30, 2018).

4.1*	Description of Securities.

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 24, 2024).

10.1

Second Amendment to Lease, dated as of June 16, 2022, between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC, as Landlord (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 21, 2022).

10.2+

Antibody Discovery Agreement, dated as of March 23, 2021, by and between the Registrant and Twist Bioscience Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on November 8, 2022).

10.3+

First Amendment to Antibody Discovery Agreement, dated as of November 8, 2022, by and between the Registrant and Twist Bioscience Corporation (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2023).

10.4#

Second Amended and Restated 2018 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 5, 2023).

10.5#

2017 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018).

10.6#

2015 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.7#

Amended and Restated 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

10.8#

Second Amended and Restated 2018 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on June 7, 2024).

10.9#

2022 Inducement Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

10.10#	First Amendment to the 2022 Inducement Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2023).

10.11#*	Second Amendment to the 2022 Inducement Plan.

10.12#	Form of Employment Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

10.13

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2022).

10.14#

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on May 9, 2023).

10.15#

Amended and Restated Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

Adicet Bio, Inc.

10.16

Lease Agreement, dated as of October 31, 2018, by and between Adicet Bio, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.17

First Amendment to Lease, dated as of December 30, 2020, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 5, 2021).

10.18

Third Amendment to Lease, dated as of January 9, 2023, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2023).

10.19

Office Lease Agreement, dated as of January 8, 2018, by and between resTORbio, Inc. and 500 Boylston and 222 Berkeley Owner (DE) LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended, (File No. 333-222373) filed with the SEC on January 16, 2018).

10.20

First Amendment to Office Lease, dated as of April 1, 2019, by and between resTORbio, Inc. and 500 Boylston and 222 Berkeley Owner (DE) LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on May 15, 2019).

10.21

Sublease Agreement, dated as of July 19, 2021, by and between Adicet Bio, Inc. and RFS Opco LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on July 23, 2021).

10.22+

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

10.23+

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

10.24+

Amendment No. 2 to Amended and Restated License Agreement, dated as of January 13, 2016, by and between Technion Research and Development Foundation Ltd., Applied Immune Technology, Ltd., and Adicet Therapeutics, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.25+

License and Collaboration Agreement, dated as of July 29, 2016, by and between Adicet Bio, Inc. and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.26+

Amendment No. 1 to License and Collaboration Agreement, dated as of April 4, 2019, by and between Adicet Bio, Inc. and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on September 16, 2020).

10.27

Fourth Amendment to Lease, dated as of August 7, 2023, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on August 9, 2023).

10.28+

Membership Agreements, dated January 19, 2024 and March 12, 2024, by and between the Registrant and Industrious Bos 131 Dartmouth Street LLC (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 19, 2024).

10.29#	Form of Stock Option Cancellation Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on November 6, 2024).

19.1	Adicet Bio, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 19, 2024).

Adicet Bio, Inc.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 12, 2021).

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1#	Adicet Bio, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 19, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

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

Adicet Bio, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adicet Bio, Inc.

Date: March 6, 2025	By:	/s/ Chen Schor
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

Signature	Title	Date

/s/ Chen Schor
Chen Schor	President, Chief Executive Officer and Director (principal executive officer)	March 6, 2025
/s/ Nick Harvey
Nick Harvey	Chief Financial Officer (principal financial officer and principal accounting officer)	March 6, 2025
/s/ Jeffrey Chodakewitz
Jeffrey Chodakewitz, M.D.	Director	March 6, 2025
/s/ Steve Dubin
Steve Dubin	Director	March 6, 2025
/s/ Carl L. Gordon
Carl L. Gordon, Ph.D.	Director	March 6, 2025
/s/ Aya Jakobovits
Aya Jakobovits, Ph.D.	Director	March 6, 2025
/s/Lloyd Klickstein, M.D., Ph.D.
Lloyd Klickstein, M.D., Ph.D.	Director	March 6, 2025
/s/ Katie Peng
Katie Peng	Director	March 6, 2025
/s/ Andrew Sinclair
Andrew Sinclair, Ph.D.	Director	March 6, 2025