Form 10-Q
period 2025-03-31
Adicet Bio, Inc.
filed 2025-05-06
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 82,709,625 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Business disruptions, including changes in governmental agencies, tariffs and armed conflicts, could substantially delay our clinical trials or seriously harm our future revenue and financial condition and increase our costs and expenses.
•
A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.
•
Global conflicts may increase the likelihood of supply or clinical trial interruptions which could impact our ability to find the materials we need to make our product candidates or conduct our clinical trials.
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
•
If our common stock is delisted from the Nasdaq Stock Market, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.
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
•
our expectations regarding the impact of unstable market and economic conditions, including impacts of inflation, tariffs and adverse developments affecting the financial services industry, on our business, results of operations or financial conditions;
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
•
our ability to comply with the listing requirements of Nasdaq;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$28,133	$56,495
Short-term investments in treasury securities	122,306	119,808
Prepaid expenses and other current assets	3,124	3,833
Total current assets	153,563	180,136
Restricted cash	2,903	2,903
Property and equipment, net	21,108	22,524
Operating lease right-of-use asset	13,383	14,228
Other non-current assets	314	428
Total assets	$191,271	$220,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,403	$4,830
Accrued and other current liabilities	9,061	11,430
Operating lease liability	2,983	3,132
Total current liabilities	16,447	19,392
Operating lease liability, net of current portion	13,262	14,102
Other non-current liabilities	116	116
Total liabilities	29,825	33,610
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 and 150,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 82,709,625 and 82,569,168 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	687,555	684,479
Accumulated deficit	(526,108)	(497,894)
Accumulated other comprehensive (loss) income	(9)	16
Total stockholders’ equity	161,446	186,609
Total liabilities and stockholders’ equity	$191,271	$220,219

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$22,814	$23,897
General and administrative	7,071	6,974
Total operating expenses	29,885	30,871
Loss from operations	(29,885)	(30,871)
Interest income	1,683	2,918
Interest expense	—	(2)
Other expense, net	(12)	(61)
Loss before income tax provision	(28,214)	(28,016)
Income tax provision	—	—
Net loss	$(28,214)	$(28,016)
Net loss per share, basic and diluted	$(0.31)	$(0.35)
Weighted-average common shares used in computing net loss per share, basic and diluted	91,071,436	79,071,652
Other comprehensive income
Unrealized loss on treasury securities, net of tax	(25)	—
Total other comprehensive income	(25)	—
Comprehensive loss	$(28,239)	$(28,016)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	82,569,168	$8	$684,479	$(497,894)	$16	$186,609
Issuance of common stock upon vesting of restricted stock	256,913	—	—	—	—	—
Shares withheld for taxes	(116,456)	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	3,180	—	—	3,180
Net loss	—	—	—	(28,214)	—	(28,214)
Other comprehensive income	—	—	—	—	(25)	(25)
Balance at March 31, 2025	82,709,625	$8	$687,555	$(526,108)	$(9)	$161,446

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	43,270,386	$4	$550,943	$(380,772)	$—	$170,175
Issuance of common stock upon exercise of stock options	88,283	—	189	—	—	189
Issuance of common stock upon vesting of restricted stock	148,980	—	—	—	—	—
Shares withheld for taxes	(67,813)	—	(141)	—	—	(141)
Issuance of common stock pursuant to at-the-market offering, net of issuance costs of $0.6 million	6,350,000	1	19,265	—	—	19,266
Issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs of $6.3 million	32,379,667	3	91,649	—	—	91,652
Stock-based compensation expense	—	—	5,679	—	—	5,679
Net loss	—	—	—	(28,016)	—	(28,016)
Balance at March 31, 2024	82,169,503	$8	$667,584	$(408,788)	$—	$258,804

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(28,214)	$(28,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,680	1,651
Noncash lease expense	845	777
Stock-based compensation expense	3,180	5,679
Net amortization of premiums and accretion discounts on investments	(1,208)	—
Amortization of deferred transaction costs	15	39
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	762	(200)
Other non-current assets	100	92
Accounts payable	629	(208)
Operating lease liability	(989)	(888)
Accrued and other current and non-current liabilities	(2,197)	(1,775)
Net cash used in operating activities	(25,397)	(22,849)
Cash flows from investing activities
Purchases of short-term treasury securities	(34,369)	—
Maturities of short-term treasury securities	33,000	—
Purchases of property and equipment	(1,492)	(239)
Net cash used in investing activities	(2,861)	(239)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	—	19,266
Proceeds from issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs	—	91,652
Proceeds from exercise of stock options	—	189
Taxes withheld and paid related to net share settlement of equity awards	(104)	(141)
Net cash provided by financing activities	(104)	110,966
Net change in cash, cash equivalents and restricted cash	(28,362)	87,878
Cash, cash equivalents and restricted cash at the beginning of period	59,398	159,711
Cash, cash equivalents and restricted cash at the end of period	$31,036	$247,589
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$28,133	$159,711
Restricted cash	2,903	—
Cash, cash equivalents and restricted cash in consolidated balance sheets	$31,036	$159,711
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$224	$320

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $526.1 million as of March 31, 2025. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

In March 2024, the Company entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of its Common Stock from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal. As of March 31, 2025, no shares of common stock have been sold under the Jefferies Sales Agreement.

The Company expects that its cash, cash equivalents and short-term investments in treasury securities will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next twelve months from the issuance of these unaudited interim consolidated financial statements.

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

Nasdaq Notice of Failure to Satisfy a Continued Listing Rule

On April 7, 2025, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (Nasdaq) notifying it that the bid price for its common stock, par value $0.0001 per share, had closed below $1.00 per share for the preceding thirty consecutive business days and that, as a result, the Company was not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2) (the Bid Price Requirement). The notification has no immediate effect on the listing of the Company's common stock on Nasdaq. The Company has a period of 180 calendar days to regain compliance with the Bid Price Requirement, which will expire on October 6, 2025. To regain compliance, the closing bid price of its common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days.

If the Company does not regain compliance by October 6, 2025, it may be eligible for an additional 180 calendar days compliance period. To qualify, it would need to transfer the listing of its common stock to the Nasdaq Capital Market, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. If the Company is not eligible or it appears to Nasdaq that it will not be able to cure the deficiency during the additional compliance period, Nasdaq will provide written notice that its common stock will be subject to delisting. In the event of such notification, the Company may appeal Nasdaq’s delisting determination. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by Nasdaq, such appeal would be successful. The Company intends to monitor the closing bid price of its common stock and take such reasonable measures to regain compliance with the Bid Price Requirement, which may include the implementation of a reverse stock split. There can be no assurance that it will be able to regain compliance with the Bid Price Requirement for continued listing on Nasdaq.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements and related disclosures have been prepared in conformity with U.S. GAAP.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the significant accounting policies during the three months ended March 31, 2025.

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

The Company consolidates all VIEs in which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which the Company holds a variable interest is a VIE and (ii) whether the Company’s involvement, through holding interest directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires judgment. As described in Note 1, Shanghai Adicet Biotechnology Co., Ltd., has been identified as a VIE and the Company is the primary beneficiary. Refer to Note 16 for additional information and operating activities for the VIE as of March 31, 2025.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2025 and consolidated results of operations for the three months ended March 31, 2025 and 2024 and consolidated cash flows for the three months ended March 31, 2025 and 2024 have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting(Topic 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity's overall performance and assists with assessing potential future cash flows. This amendment improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. It is applicable to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. For SEC filers, this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 in the fourth quarter of 2024. Refer to Note 17. Segment Reporting.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$122,306	$—	$—	$122,306
Money market funds (2) (3)	20,695	—	—	20,695
Total fair value of assets	$143,001	$—	$—	$143,001

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$119,808	$—	$—	$119,808
Money market funds (2) (3)	27,084	—	—	27,084
Total fair value of assets	$146,892	$—	$—	$146,892

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

4. Marketable Securities

The following tables show the Company's available-for-sale securities adjusted cost, net unrealized gains and losses and fair value by significant investment category (in thousands):

	March 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$122,315	$—	$(9)	$122,306
Total	$122,315	$—	$(9)	$122,306

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$119,792	$16	$—	$119,808
Total	$119,792	$16	$—	$119,808

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepayments to CROs and CDMOs	$645	$1,138
Prepaid insurance	736	916
Prepaid software subscription and licensing fees	445	518
Prepaid maintenance	357	427
Prepaid employee benefits	329	310
Prepaid professional services	134	50
Other prepaid expenses and current assets	478	474
Total prepaid expenses and other current assets	$3,124	$3,833

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	March 31, 2025	December 31, 2024
Leasehold improvements	Lesser of useful life or lease term	$28,425	$28,228
Laboratory equipment	3	13,875	13,859
Furniture and fixtures	3	951	951
Construction in progress	—	229	198
Computer equipment	3	199	192
Software	3	425	411
		44,104	43,839
Less: Accumulated depreciation and amortization		(22,996)	(21,315)
Property and equipment, net		$21,108	$22,524

Depreciation and amortization expense was $1.7 million for both of the three month periods ended March 31, 2025 and 2024.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$4,885	$7,112
Accrued CRO costs	1,527	1,490
Accrued CDMO costs	1,175	1,685
Accrued professional services	898	722
Accrued other research and development expenses	564	398
Accrued other liabilities	12	23
Total accrued and other liabilities	$9,061	$11,430

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

In April 2024, the Term Loan availability under the Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remained available. On November 27, 2024, the Company executed a payoff letter (the Payoff Letter) with Banc of California to repay in full all outstanding indebtedness and terminate all commitments and obligations, subject to certain exceptions, under the Loan Agreement. Under the Payoff Letter, the Company agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. The Company paid the $10,000 administrative fees in December 2024. No termination penalty was paid in connection with the Payoff Letter. As of March 31, 2025, we have $2.9 million of restricted cash held in cash collateral accounts.

9. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of March 31, 2025. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through March 31, 2025.

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

On a cumulative basis as of March 31, 2025, the Company has incurred and expensed $1.1 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of March 31, 2025 is as follows (in thousands):

March 31, 2025
2025	$552
2026	438
2027 and thereafter	—
Total	$990

Further, the Company remains liable for the remaining lease payments under the 500 Boylston Lease, totaling $0.9 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of March 31, 2025 were as follows (in thousands):

March 31, 2025
2025	$3,388
2026	4,009
2027	3,714
2028	3,808
2029	3,906
2030 and thereafter	662
Total undiscounted lease payments	19,487
Less: imputed interest	(3,242)
Total operating lease liability	16,245
Less: current portion	(2,983)
Operating lease liability, net of current maturities	$13,262

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the quarter ended March 31, 2025 (in thousands):

Three Months Ended
March 31, 2025
Lease Cost
Operating lease cost	$1,139
Short-term lease cost	36
Sublease income	(185)
Total lease cost	$990
Other Information
Operating cash flows used for lease liabilities	$(989)
Weighted-average remaining lease term - operating leases	4.7
Weighted-average discount rate - operating leases	7.0%

For the three months ended March 31, 2025, the Company recognized $1.1 million and less than $0.1 million in operating lease and short-term lease costs, respectively. Additionally, for the three months ended March 31, 2025, the Company recognized $0.2 million in sublease income.

The Company maintains letters of credit in connection with the Company’s office leases in Redwood City, CA and Boston, MA. Refer to Note 18. Restricted Cash for additional information about these letters of credit.

11. Stockholders' Equity

Common Stock

The Company’s Restated Certificate of Incorporation, which became effective as of June 6, 2024, authorized the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of March 31, 2025, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	March 31, 2025	December 31, 2024
Stock options and restricted stock units available for future grant	4,634,072	3,082,030
Stock options issued and outstanding	18,370,493	14,965,270
Unvested restricted stock units	914,248	719,656
Common stock warrants issued and outstanding	8,445,333	8,445,333
Total common stock reserved	32,364,146	27,212,289

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

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of March 31, 2025:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Outstanding, December 31, 2024	8,445,333	$0.0001
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, March 31, 2025	8,445,333	$0.0001

12. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,620	$2,539
General and administrative	1,560	3,140
Total stock-based compensation	$3,180	$5,679

Stock Options

A summary of stock option activity for the three months ended March 31, 2025 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	14,965,270	$3.09	8.1	$—
Options granted	4,604,876	$0.89
Options exercised	—	$—
Options forfeited or cancelled	(1,199,653)	$2.09
Outstanding, March 31, 2025	18,370,493	$2.60	8.4	$—
Options exercisable, March 31, 2025	7,601,615	$3.43	7.4	$—
Vested and expected to vest, March 31, 2025	18,370,493	$2.60	8.4	$—

The assumptions used in the Black-Scholes option-pricing model to calculate stock-based compensation are as follows:

	Three Months Ended March 31,
	2025	2024
Fair value of common stock	$0.76 - $0.90	$2.35 - $3.12
Expected term (years)	6.0 - 6.1	6.0 - 6.1
Volatility	88.28% - 88.60%	82.15% - 84.06%
Risk free rates	4.03% - 4.43%	3.93% - 4.27%
Dividend rate	0.0%	0.0%

Restricted Stock Units (RSUs)

The summary of RSU activity and related information for the three months ended March 31, 2025 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	719,656	$4.40
RSUs granted	552,400	$0.90
RSUs vested	(256,913)	$5.06
RSUs forfeited	(100,895)	$2.12
Outstanding, March 31, 2025	914,248	$2.32

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

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.1 million and $0.8 million was recognized in the three months ended March 31, 2025 and 2024, respectively. The remaining incremental compensation cost of $0.5 million, net of the reversal of expense related to employee terminations prior to August 14, 2024, will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the consolidated statements of operations.

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

13. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net loss - basic and diluted	$(28,214)	$(28,016)
Weighted-average shares used in computing net loss per share, basic and diluted	91,071,436	79,071,652
Net loss per share, basic and diluted	$(0.31)	$(0.35)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of March 31,
	2025	2024
Options to purchase common stock	18,370,493	12,712,774
Unvested restricted stock units	914,248	791,420
Total	19,284,741	13,504,194

14. Income Taxes

The Company recognized no income tax expense during the three months ended March 31, 2025 and 2024. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of March 31, 2025.

15. Related Party

As of March 31, 2025, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the three months ended March 31, 2025, the Company recorded no revenue from the Regeneron Agreement. See Note 9 for a discussion of the Regeneron Agreement.

16. Shanghai Adicet Biotechnology Co., Ltd. (the Adicet VIE)

In May 2024, the Company initiated research and development activities in China through a series of contractual agreements entered into by and among the Adicet VIE, Adicet Shanghai, and the shareholders of the Adicet VIE. Since the Company determined it was the primary beneficiary of the Adicet VIE, the Adicet VIE was consolidated in the Company’s unaudited consolidated financial statements as of March 31, 2025. For the three months ended March 31, 2025, $0.5 million of expenses have been incurred by the Adicet VIE, of which $0.4 million was recorded as research and development expense and less than $0.1 million as general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

The carrying amount of assets and liabilities of the Adicet VIE excluding intercompany balances, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$150	$46
Prepaid expenses and other current assets	15	28
Total current assets	165	74
Property and equipment, net	10	4
Total assets	$175	$78
Liabilities
Accrued and other current liabilities	20	9
Total liabilities	$20	$9

17. Segment Reporting

The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of allogeneic gamma delta T cell therapies for autoimmune diseases and cancer. The Company’s Chief Executive Officer, who is the chief operating decision maker (CODM), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. This presentation is consistent with how the Company’s CODM assesses the performance of the Company and makes operating decisions on a consolidated basis. The CODM assesses performance and decides how to allocate resources based on consolidated net loss that also is reported on the consolidated statements of operations and comprehensive loss as net loss. The CODM uses consolidated net loss to monitor budget versus actual results, assess cash runway, and benchmark against the Company’s competitors. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company’s assets are primarily held in the United States.

The following table sets forth the Company’s segment information (in thousands):

	Three months ended March 31,
	2025	2024
External program expenses for product candidates
ADI-001	$3,368	$4,585
ADI-270	1,366	928
Other programs(1)	68	2,464
Total external program expenses for product candidates	4,802	7,977
Non-program specific expenses(2)	2,675	171
Personnel-related expenses (including non-cash stock-based compensation)(3)	14,793	16,035
Depreciation	1,680	1,651
Professional services and consulting fees	2,264	1,359
Facilities and infrastructure expenses	2,226	2,111
Other segment expense(4)	1,445	1,567
Interest income	(1,683)	(2,918)
Other expense, net	12	63
Income tax provision	—	—
Segment net loss	$(28,214)	$(28,016)
(1)
Relates to programs that have been discontinued or are currently in the research stage.
(2)
Relates to platform research and development expenses which are not attributed to specific programs.
(3)
Relates to personnel-related expenses including non-cash stock-based compensation for the three months ended March 31, 2025 and 2024 of $3.2 million and $5.7 million, respectively.
(4)
Relates to other expenses primarily for software subscriptions and licenses, office expenses, travel and entertainment, director compensation and recruiting fees.

18. Restricted Cash

As of March 31, 2025, the Company maintained letters of credit of $2.9 million, which are collateralized with bank accounts at financial institutions in accordance with the agreements. The letters of credit are included within restricted cash on the Company's consolidated balance sheets. Total restricted cash as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Redwood City, CA lease(1)	$2,337	$2,337
Boston, MA lease	266	266
Corporate credit card services	300	300
Total	$2,903	$2,903
(1)
Includes the Company's lease at 1000 Bridge Parkway and 1200 Bridge Parkway.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, as supplemented by our subsequent filings with the SEC.

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

ADI-001

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for ADI-001 in lupus nephritis (LN). In August 2024, we expanded our ADI-001 autoimmune clinical development program to include systemic lupus erythematosus (SLE), systemic sclerosis (SSc) and anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV). In September 2024, we activated sites for our Phase 1 clinical trial of ADI-001 in autoimmune diseases and opened enrollment for patients with LN. In October 2024, we received clearance for our IND amendment to evaluate ADI-001 in idiopathic inflammatory myopathies (IIM) and stiff person syndrome (SPS) as part of our Phase 1 clinical trial in autoimmune diseases. We believe the favorable safety profile, cellular kinetics and B cell depletion in peripheral blood and secondary lymphoid tissue demonstrated with ADI-001 clinical experience to date is favorable for development in autoimmune diseases. We believe the potential market opportunity for ADI-001 in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes LN), SSc, IIM and SPS. In June 2024, the FDA granted Fast Track Designation to ADI-001 for the potential treatment of relapsed/refractory class III or class IV LN. In February 2025, the FDA granted Fast Track Designation to ADI-001 for the potential treatment of adult patients with refractory SLE with extrarenal involvement and for SSc. In February 2025, we reported that we have dosed a total of three LN patients, in our Phase 1 clinical trial of ADI-001 in autoimmune diseases. In April 2025, we expanded enrollment to include patients with SLE for our Phase 1 clinical trial evaluating ADI-001 in autoimmune diseases. We expect to initiate enrollment for patients with SSc, IIM, SPS and AAV in the third quarter of 2025. We plan to report preliminary clinical data from this trial, with more than 6 patients with at least 3-month follow up, in the second half of 2025, subject to study site initiation and patient enrollment.

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

In June 2024, we received FDA clearance for our IND application for ADI-270 in RCC. In July 2024, we also received FDA Fast Track Designation for ADI-270 for the potential treatment of patients with metastatic/advanced clear cell RCC (ccRCC). In February 2025, we reported that we have enrolled a total of three RCC patients, in our Phase 1 multicenter, open-label clinical trial to assess the safety and anti-tumor activity of ADI-270. We plan to share preliminary clinical data, with more than 6 patients with 3-month follow up, in the second half of 2025.

Recent Developments

Termination of the Loan and Security Amendment

On November 27, 2024, Adicet Therapeutics, Inc. (Adicet Therapeutics), a Delaware corporation and our wholly-owned subsidiary, and Banc of California executed a payoff letter (the Payoff Letter) to repay in full all outstanding indebtedness and terminate all commitments and obligations, subject to certain exceptions, under that certain Loan and Security Agreement (the Loan Agreement), dated as of April 28, 2020, as amended. Under the Payoff Letter, we agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. As of March 31, 2025, we have $2.9 million of restricted cash held in cash collateral accounts. No termination penalty was paid in connection with the Payoff Letter. For further discussion of the Loan Agreement and Payoff Letter, please see Note 8 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Other Expense, Net

Other expense, net primarily consists of state franchise and capital taxes not related to income as well as foreign exchange gains and losses.

Results of Operations

Comparison of the Three Months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three months ended March 31,
	2025	2024	Change	% Change
Operating expenses
Research and development	22,814	23,897	(1,083)	(5%)
General and administrative	7,071	6,974	97	1%
Total operating expenses	29,885	30,871	(986)	(3%)
Loss from operations	(29,885)	(30,871)	(986)	(3%)
Interest income	1,683	2,918	(1,235)	(42%)
Interest expense	—	(2)	(2)	(100%)
Other expense, net	(12)	(61)	(49)	(80%)
Loss before income tax benefit	(28,214)	(28,016)	198	1%
Income tax provision	—	—	—	0%
Net loss	$(28,214)	$(28,016)	$198	1%

Research and Development

	Three months ended March 31,
	2025	2024
Payroll and personnel expenses(1)	$10,791	$10,719
Costs incurred under agreements with consultants, CDMOs, and CROs	3,901	5,315
Lab materials, supplies and maintenance of equipment used for research and development activities	2,956	2,492
Other research and development expenses(2)	5,166	5,371
Total research and development expenses	$22,814	$23,897

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $1.1 million, or 5%, during the three months ended March 31, 2025 as compared to the same period in 2024. The decrease in research and development expenses was primarily due to a net $1.4 million decrease in expenses related to CDMOs and other externally conducted research and development as well as a $0.4 million decrease in allocated facility expenses. The decrease was partially offset by a $0.5 million increase in lab expenses as well as a $0.2 million increase in professional fees.

General and Administrative

General and administrative expenses increased by less than $0.1 million, or 1%, during the three months ended March 31, 2025 as compared to the same period in 2024.

Interest Income

Interest income decreased by $1.2 million, or 42%, during the three months ended March 31, 2025 as compared to the same period in 2024, which was primarily due to lower interest rates and cash balances for the period.

Other Expense, net

Other expense, net decreased by less than $0.1 million, or 80%, during the three months ended March 31, 2025 as compared to the same period in 2024. This was due to a decrease in state franchise taxes and realized losses related to foreign exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In January 2024, we raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, we terminated the JonesTrading ATM Program and entered into the Jefferies ATM Program. As of March 31, 2025, no shares of common stock have been sold through the Jefferies ATM Program.

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

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $150.4 million and restricted cash of $2.9 million. We expect that our cash, cash equivalents and short-term investments will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loan Agreement Payoff Letter

In April 2024, the Term Loan availability under our Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remained available. On November 27, 2024, we executed the Payoff Letter. Under the Payoff Letter, we agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. As of March 31, 2025, we have $2.9 million of restricted cash held in cash collateral accounts. For additional information on the Loan Agreement and Payoff Letter, see Note 8 of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $28.2 million and $28.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $526.1 million.

As of March 31, 2025, we had cash, cash equivalents, and short-term investments of $150.4 million. We believe that our cash, cash equivalents and short-term investments will be sufficient for us to fund our operations for at least twelve months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

All of our revenue to date has been generated from a collaboration and license agreement (the Regeneron Agreement) with Regeneron Pharmaceuticals, Inc, (Regeneron). We do not expect to generate any significant product revenue until we obtain regulatory approval of and commercialize any of our product candidates or enter into additional collaborative agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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
•
the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates
•
the scope and costs of development and commercial manufacturing activities;
•
the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
•
the extent to which we acquire or in-license other product candidates and technologies
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(25,397)	$(22,849)
Investing activities	(2,861)	(239)
Financing activities	(104)	110,966
Net decrease in cash and cash equivalents	$(28,362)	$87,878

Cash Flows from Operating Activities

Net cash used in operating activities was $25.4 million for the three months ended March 31, 2025. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $4.5 million and a net decrease in operating assets and liabilities of $1.7 million. Non-cash items primarily included depreciation and amortization of $1.7 million, stock-based compensation expense of $3.2 million, non-cash lease expense of $0.8 million and a net amortization of premiums and accretion discounts on investments of $1.2 million. The net change in assets and liabilities was primarily due to a net decrease in accrued and other current and non-current liabilities of $2.2 million and a decrease in operating lease liability of $1.0 million. The decrease in operating assets and liabilities was partially offset by a $0.8 million increase in prepaid expenses and other current assets and a $0.6 million increase in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $2.9 million for the three months ended March 31, 2025, which consisted of $34.4 million of purchases of short-term treasury securities and $1.5 million of purchases of lab equipment and leasehold improvements for our Good Manufacturing Practice (GMP) cell processing suite at 1000 Bridge Parkway. We received $33.0 million related to the maturities of short-term treasury securities.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2024, which consisted of purchases of property and equipment of $0.2 million, primarily related to activities at our GMP cell processing suite at 1000 Bridge Parkway.

Cash Flows from Financing Activities

Net cash used by financing activities was $0.1 million for the three months ended March 31, 2025, which included approximately $0.1 million of taxes paid in connection with the net share settlement of employee equity awards.

Net cash provided by financing activities was $111.0 million for the three months ended March 31, 2024, which included approximately $91.7 million in net proceeds from the issuance of our common stock and pre-funded warrants in the Offering and approximately $19.3 million in net proceeds from the issuance of our common stock under the JonesTrading ATM Program.

Nasdaq Notice of Failure to Satisfy a Continued Listing Rule

On April 7, 2025 we received a notification letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (Nasdaq) notifying us that the bid price for our common stock, par value $0.0001 per share, had closed below $1.00 per share for the preceding thirty consecutive business days and that, as a result, we were not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2) (the Bid Price Requirement). The notification has no immediate effect on the listing of our common stock on Nasdaq. We have a period of 180 calendar days to regain compliance with the Bid Price Requirement, which will expire on October 6, 2025. To regain compliance, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days.

If we do not regain compliance by October 6, 2025, we may be eligible for an additional 180 calendar days compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. If we are not eligible or it appears to Nasdaq that we will not be able to cure the deficiency during the additional compliance period, Nasdaq will provide written notice that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s delisting determination. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq, such appeal would be successful. We intend to monitor the closing bid price of our common stock and take such reasonable measures to regain compliance with the Bid Price Requirement, which may include the implementation of a reverse stock split. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement for continued listing on Nasdaq.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to accruals for CDMO, CRO and research and development expenses, and equity-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2025, we had cash, cash equivalents and short-term investments in treasury securities of $150.4 million, which consisted of cash and funds invested in treasury securities and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash, cash equivalents and short-term investments in treasury securities, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash, cash equivalents and short-term investments in treasury securities. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter of 2024, we identified a material weakness in internal controls over financial reporting related to unauthorized cash disbursements, as previously identified and discussed under Part II, Item 9A. of our Annual Report on Form 10-K. We fully implemented certain remediation efforts and believe that the remediation steps taken were sufficient to remediate the material weakness as of March 6, 2025, the date of our Annual Report on Form 10-K. As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Other than the remediation plan described in our Annual Report on Form 10-K filed with the SEC on March 6, 2025, no change in our internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, our Annual Report on Form 10-K for the year ended December 31, 2024, and in other documents that we file with the U.S. Securities and Exchange Commission (SEC), in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently: (i) net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales, from sales of our common stock under our “at-the-market” program in January 2024 and (ii) net proceeds of approximately $91.7 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten public offering in January 2024. For the three months ended March 31, 2025, we recorded net loss of $28.2 million. As of March 31, 2025, we had an accumulated deficit of $526.1 million.

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

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize ADI-001, our most advanced product candidate, and ADI-270. In November 2024, we dosed our first LN patient in our Phase 1 clinical study of ADI-001 in autoimmune diseases. In April 2025, we expanded enrollment to include patients with SLE in our Phase 1 clinical trial. We expect to initiate enrollment for patients with SSc, IIM, SPS and AAV in the third quarter of 2025. We plan to report preliminary clinical data from this trial, with more than 6 patients with at least 3-month follow up, in the second half of 2025, subject to study site initiation and patient enrollment.

In addition, we received FDA clearance for our IND application for ADI-270 in RCC in June 2024, and in December 2024, we dosed our first patient in our Phase 1 multicenter, open-label clinical trial to assess the safety and anti-tumor activity of ADI-270 in RCC patients. We plan to share preliminary clinical data from this trial, with more than 6 patients with at least 3-month follow up, in the second half of 2025.

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
•
economic weakness, including inflation, or political instability and/or armed conflicts in particular foreign countries and markets;
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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $150.4 million in cash, cash equivalents, restricted cash and short-term investments in treasury securities as of March 31, 2025, we are capitalized into the second half of 2026. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Global conflicts may increase the likelihood of supply or clinical trial interruptions which could impact our ability to find the materials we need to make our product candidates or conduct our clinical trials.

Ongoing conflicts, including conflicts between Russia and Ukraine and Israel and Hamas and a deterioration in the bilateral relationship between the United States and PRC, may increase the likelihood of supply or clinical trial interruptions and hinder our ability to find the materials we need to make our product candidates or conduct our clinical trials. Supply disruptions make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which increases pressure on our costs and increases the risk that we may be unable to acquire the necessary goods and services to successfully manufacture our product candidates. If we were to encounter any difficulties related to global conflicts, our ability to provide our product candidates and conduct our preclinical studies or clinical trials, such as our ongoing or planned clinical trials of ADI-001 and ADI-270, could be delayed or suspended. Any delay or interruption in the supply of trial materials or disruption to the clinical trial itself could delay the completion of such trials, increase the costs associated with maintaining these research and development activities and, depending upon the period of delay, require us to commence new preclinical studies or clinical trials at additional expense or terminate such trials completely.

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

Inadequate funding and/or staffing for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the approval of our product candidates rely, which would negatively impact our business.

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

In addition, with the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the U.S. government will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We operate globally and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, the implementation of tariffs by the U.S. government have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented and may in the future implement additional retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our business, financial condition or results of operations.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. For further discussion on U.S. healthcare regulations, see the section entitled “Business–Government Regulation and Product Approval—Other U.S. Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2024 .

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To continue to achieve and maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, from time to time we may not be able to conclude that our internal control over financial reporting is effective as required by Section 404. For example, our management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024 due to the material weakness in our internal control over financial reporting described below. However, after giving full consideration to this material weakness, our management concluded that the remediation steps taken have been sufficient to remediate this material weakness as of the date of our Annual Report on Form 10-K for the year ended December 31, 2024. Additional material weaknesses may arise in the future. Any additional material weakness in our internal control over financial reporting may, in the future, result in our management being unable to conclude that our disclosure controls and procedures were effective for the applicable period.

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

During the fourth quarter of 2024, we identified a material weakness in our internal control over financial reporting which relates to cash disbursements. We concluded that this material weakness in our internal control over financial reporting occurred due to our internal controls having not been adequately designed to prevent or timely detect unauthorized cash disbursements. We concluded that the remediation steps taken have been sufficient to remediate this material weakness as of the date of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of March 31, 2025, we had federal net operating loss carryforwards of approximately $339.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above or subject to other limitations, which could potentially result in increased future tax liability to us.

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

We have received fast track designation for ADI-001 for the treatment of LN, SLE and SSc and for ADI-270 in metastatic/advanced clear cell RCC. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the product candidate sponsor may apply for fast track designation for a particular indication. We may seek fast track designation for certain of our product candidates, but there is no assurance that the FDA will grant this status to any of our product candidates. Marketing applications filed by sponsors of product candidate with fast track designation may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of autoimmune diseases and cancer, we cannot accurately estimate the potential revenue from our product candidates. For further discussion on coverage and reimbursement matters, see the section entitled “Business—Government Regulation and Product Approval Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. For further discussion on healthcare reform matters, see the section entitled “Business – Government Regulation and Product Approval – Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

* If our common stock is delisted from the Nasdaq Stock Market, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

Our common stock is currently listed on the Nasdaq Global Select Market. The Nasdaq Stock Market LLC (Nasdaq) has minimum requirements that a company must meet in order to remain listed on Nasdaq markets, including that we maintain a minimum closing bid price of $1.00 per share for our common stock. On April 7, 2025, we received a letter from Nasdaq notifying us that the closing bid price of our common stock was below $1.00 per share for the preceding 30 consecutive trading days. The notification has no immediate effect on the listing of the our common stock on Nasdaq. We have a period of 180 calendar days to regain compliance with the bid price requirement, which will expire on October 6, 2025. To regain compliance, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days.

If we do not regain compliance by October 6, 2025, we may be eligible for an additional 180 calendar compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement. If we are not eligible or it appears to Nasdaq that we will not be able to cure the deficiency during the additional compliance period, Nasdaq will provide written notice that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s delisting determination. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq, such appeal would be successful. We intend to monitor the closing bid price of our common stock and take such reasonable measures to regain compliance with the bid price requirement, which may include the implementation of a reverse stock split. There can be no assurance that we will be able to regain compliance with the bid price requirement for continued listing on Nasdaq.

Even if we regain compliance with the bid price requirement, there can be no assurance that we will continue to comply with the other continued listing standards of Nasdaq. If we fail to comply with one or more other Nasdaq listing rules, our common stock may also become subject to delisting as a result of such deficiencies.

A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities. Further, any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market.

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

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 34.4% of our outstanding voting common stock as of March 31, 2025. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ADICET BIO, INC.

Date: May 6, 2025	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: May 6, 2025	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)