Form 10-Q
period 2025-06-30
Adicet Bio, Inc.
filed 2025-08-07
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 83,253,779 shares of common stock, $0.0001 par value per share, outstanding.

i

Summary of the Material Risks Associated with Our Business

•
We have a limited operating history and face significant challenges and expenses as we build our capabilities.
•
Our business is highly dependent on the success of ADI-001. If we are unable to obtain regulatory approval for ADI-001 in one or more indications and effectively commercialize these product candidates for the treatment of patients in indications for which we receive approval (if any), our business would be significantly harmed.
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
•
We may not realize the anticipated benefits of our workforce reduction and strategic pipeline prioritization.
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
•
the timing, costs and effects of our workforce reduction and strategic pipeline prioritization;
•
our expectations regarding the preclinical development of ADI-212, and our ability to develop other product candidates in our research pipeline;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$34,720	$56,495
Short-term investments in treasury securities	90,243	119,808
Prepaid expenses and other current assets	2,777	3,833
Total current assets	127,740	180,136
Restricted cash	2,903	2,903
Property and equipment, net	19,549	22,524
Operating lease right-of-use asset	12,555	14,228
Other non-current assets	225	428
Total assets	$162,972	$220,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,292	$4,830
Accrued and other current liabilities	10,834	11,430
Operating lease liability	2,953	3,132
Total current liabilities	17,079	19,392
Operating lease liability, net of current portion	12,405	14,102
Other non-current liabilities	116	116
Total liabilities	29,600	33,610
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 and 150,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 83,252,520 and 82,569,168 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	690,730	684,479
Accumulated deficit	(557,325)	(497,894)
Accumulated other comprehensive (loss) income	(41)	16
Total stockholders’ equity	133,372	186,609
Total liabilities and stockholders’ equity	$162,972	$220,219

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$28,424	$25,901	$51,238	$49,797
General and administrative	3,968	6,948	11,039	13,922
Total operating expenses	32,392	32,849	62,277	63,719
Loss from operations	(32,392)	(32,849)	(62,277)	(63,719)
Interest income	1,398	2,999	3,081	5,917
Interest expense	—	—	—	(2)
Other expense, net	(223)	(51)	(235)	(113)
Loss before income tax provision	(31,217)	(29,901)	(59,431)	(57,917)
Income tax provision	—	—	—	—
Net loss	$(31,217)	$(29,901)	$(59,431)	$(57,917)
Net loss per share, basic and diluted	$(0.34)	$(0.33)	$(0.65)	$(0.68)
Weighted-average common shares used in computing net loss per share, basic and diluted	91,085,506	90,632,045	91,120,502	84,848,146
Other comprehensive loss
Unrealized loss on treasury securities, net of tax	(32)	—	(57)	—
Total other comprehensive loss	(32)	—	(57)	—
Comprehensive loss	$(31,249)	$(29,901)	$(59,488)	$(57,917)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	82,569,168	$8	$684,479	$(497,894)	$16	$186,609
Issuance of common stock upon vesting of restricted stock	256,913	—	—	—	—	—
Shares withheld for taxes	(116,456)	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	3,180	—	—	3,180
Net loss	—	—	—	(28,214)	—	(28,214)
Other comprehensive loss	—	—	—	—	(25)	(25)
Balance at March 31, 2025	82,709,625	$8	$687,555	$(526,108)	$(9)	$161,446
Issuance of common stock upon vesting of restricted stock	29,500	—	—	—	—	—
Purchase of common stock under Employee Stock Purchase Plan	513,395	—	267	—	—	267
Stock-based compensation expense	—	—	2,908	—	—	2,908
Net loss	—	—	—	(31,217)	—	(31,217)
Other comprehensive loss	—	—	—	—	(32)	(32)
Balance at June 30, 2025	83,252,520	$8	$690,730	$(557,325)	$(41)	$133,372

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	43,270,386	$4	$550,943	$(380,772)	—	$170,175
Issuance of common stock upon exercise of stock options	88,283	—	189	—	—	189
Issuance of common stock upon vesting of restricted stock	148,980	—	—	—	—	—
Shares withheld for taxes	(67,813)	—	(141)	—	—	(141)
Issuance of common stock pursuant to at-the-market offering, net of issuance costs of $0.6 million	6,350,000	1	19,265	—	—	19,266
Issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs of $6.3 million	32,379,667	3	91,649	—	—	91,652
Stock-based compensation expense	—	—	5,679	—	—	5,679
Net loss	—	—	—	(28,016)	—	(28,016)
Balance at March 31, 2024	82,169,503	$8	$667,584	$(408,788)	$—	$258,804
Issuance of common stock upon exercise of stock options	4,000	—	6	—	—	6
Issuance of common stock upon vesting of restricted stock	35,400	—	—	—	—	—
Purchase of common stock under Employee Stock Purchase Plan	192,057	—	198	—	—	198
Stock-based compensation expense	—	—	6,004	—	—	6,004
Net income	—	—	—	(29,901)	—	(29,901)
Balance at June 30, 2024	82,400,960	$8	$673,792	$(438,689)	$—	$235,111

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(59,431)	$(57,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,335	3,253
Noncash lease expense	1,673	1,570
Stock-based compensation expense	6,088	11,683
Loss on disposal of property and equipment	103	—
Net amortization of premiums and accretion discounts on investments	(2,176)	—
Amortization of deferred transaction costs	15	39
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,109	(1,723)
Other non-current assets	188	190
Accounts payable	(491)	(775)
Operating lease liability	(1,875)	(1,792)
Accrued and other current and non-current liabilities	(568)	(799)
Net cash used in operating activities	(52,030)	(46,271)
Cash flows from investing activities
Purchases of short-term treasury securities	(34,369)	—
Maturities of short-term treasury securities	66,000	—
Purchases of property and equipment	(1,539)	(541)
Net cash used in investing activities	30,092	(541)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	—	19,266
Proceeds from issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs	—	91,652
Proceeds from exercise of stock options	—	195
Proceeds from Employee Stock Purchase Plan	267	198
Taxes withheld and paid related to net share settlement of equity awards	(104)	(141)
Net cash provided by financing activities	163	111,170
Net change in cash, cash equivalents and restricted cash	(21,775)	64,358
Cash, cash equivalents and restricted cash at the beginning of period	59,398	159,711
Cash, cash equivalents and restricted cash at the end of period	$37,623	$224,069
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$34,720	$224,069
Restricted cash	2,903	—
Cash, cash equivalents and restricted cash in consolidated balance sheets	$37,623	$224,069
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$379	$256

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $557.3 million as of June 30, 2025. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

In March 2024, the Company entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of its Common Stock from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal. As of June 30, 2025, no shares of common stock have been sold under the Jefferies Sales Agreement.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the significant accounting policies during the six months ended June 30, 2025.

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

The Company consolidates all VIEs in which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which the Company holds a variable interest is a VIE and (ii) whether the Company’s involvement, through holding interest directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires judgment. As described in Note 1, Shanghai Adicet Biotechnology Co., Ltd., has been identified as a VIE and the Company is the primary beneficiary. Refer to Note 16 for additional information and operating activities for the VIE as of June 30, 2025.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2025 and consolidated results of operations for the three and six months ended June 30, 2025 and 2024 and consolidated cash flows and stockholders' equity for the six months ended June 30, 2025 and 2024 have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statements of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$90,243	$—	$—	$90,243
Money market funds (2) (3)	32,087	—	—	32,087
Total fair value of assets	$122,330	$—	$—	$122,330

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$119,808	$—	$—	$119,808
Money market funds (2) (3)	27,084	—	—	27,084
Total fair value of assets	$146,892	$—	$—	$146,892

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

4. Marketable Securities

The following tables show the Company's available-for-sale securities adjusted cost, net unrealized gains and losses and fair value by significant investment category (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$90,284	$—	$(41)	$90,243
Total	$90,284	$—	$(41)	$90,243

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$119,792	$16	$—	$119,808
Total	$119,792	$16	$—	$119,808

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$570	$916
Prepayments to CROs and CDMOs	503	1,138
Prepaid maintenance	409	427
Prepaid software subscription and licensing fees	397	518
Prepaid employee benefits	125	310
Prepaid professional services	83	50
Other prepaid expenses and current assets	690	474
Total prepaid expenses and other current assets	$2,777	$3,833

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	June 30, 2025	December 31, 2024
Leasehold improvements	Lesser of useful life or lease term	$28,422	$28,228
Laboratory equipment	3	13,700	13,859
Furniture and fixtures	3	802	951
Construction in progress	—	344	198
Computer equipment	3	198	192
Software	3	425	411
		43,891	43,839
Less: Accumulated depreciation and amortization		(24,342)	(21,315)
Property and equipment, net		$19,549	$22,524

Depreciation and amortization expense was $1.6 million for both the three months ended June 30, 2025 and 2024. Depreciation and amortization expense was $3.3 million for both the six months ended June 30, 2025 and 2024.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$4,949	$7,112
Accrued CRO costs	4,224	1,490
Accrued CDMO costs	486	1,685
Accrued professional services	692	722
Accrued other research and development expenses	465	398
Accrued other liabilities	18	23
Total accrued and other liabilities	$10,834	$11,430

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

In April 2024, the Term Loan availability under the Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remained available. On November 27, 2024, the Company executed a payoff letter (the Payoff Letter) with Banc of California to repay in full all outstanding indebtedness and terminate all commitments and obligations, subject to certain exceptions, under the Loan Agreement. Under the Payoff Letter, the Company agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. The Company paid the $10,000 administrative fees in December 2024. No termination penalty was paid in connection with the Payoff Letter. As of June 30, 2025, we have $2.9 million of restricted cash held in cash collateral accounts.

9. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of June 30, 2025. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through June 30, 2025.

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

On a cumulative basis as of June 30, 2025, the Company has incurred and expensed $1.1 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

CRISPR

On May 16, 2023, the Company entered into a license and collaboration agreement with CRISPR Therapeutics AG (CRISPR Agreement) to non-exclusively license CRISPR’s gene editing technology (CRISPR Technology) for use in up to a specified number of gamma delta licensed products. CRISPR also has an option to co-develop and co-commercialize a future gamma delta product (the Option Product). Additionally, the parties have agreed on prostate-specific membrane antigen (PSMA) as a collaboration target that the Company will develop an Option Product against. CRISPR has opt-in rights to participate in a 50/50 cost and profit split for the Option Product. If CRISPR elects to opt-in, the Option Product would be designated a collaboration product. If CRISPR elects to not opt-in, the Option Product becomes a licensed product. The Company will lead and be primarily responsible for the development, manufacturing, and commercialization of the Collaboration Product in accordance with plans agreed upon by both parties.

For each licensed product, the Company will retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling low double digit million dollars for each non-collaboration product, sales milestones totaling low double digit million dollars for each non-collaboration product, and tiered royalties up to low-single digit percentages on net product sales of such product. Unless earlier terminated, the term of the CRISPR Agreement will terminate (i) on a country-by-country basis with respect to each licensed product until the end of the last royalty term in such country for such licensed product and (ii) when a party opts out for collaboration products.

As of June 30, 2025, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved. The CRISPR Agreement became material to the Company in July 2025 due to the nomination of ADI-212 as the Company’s second product candidate currently under development.

City of Hope

On July 9, 2024, City of Hope (COH) and the Company entered into a license agreement (COH Agreement) under which COH granted the Company a non-exclusive, worldwide license to patent rights related to its membrane-bound IL12 technology for use in gamma delta T cell products (Licensed Products). The Company may sublicense Licensed Products through multiple tiers. Unless earlier terminated, the term of the COH Agreement continues, on a country-by-country and Licensed Product-by-Licensed Product basis, until the royalty expiration date for each Licensed Product in each country. The Company may terminate the COH Agreement at any time, with or without cause, upon advance written notice.

As consideration for the license, the Company may pay fees for development and regulatory milestones that together total in the single digit millions of dollars and sales milestones in the low-to-mid double digit millions of dollars. Additionally, the Company will pay low single digit percentage royalties on net sales to COH for licensed products covered under the COH Agreement. The Company will pay COH a portion of all consideration received for sublicensing a Licensed Product, ranging from low double digit percentage to a low single digit percentage, such percentage decreasing as development advances for the Licensed Product.

As of June 30, 2025, the Company has incurred no payments under the COH agreement. The COH Agreement became material to the Company in July 2025 due to the nomination of ADI-212 as the Company’s second product candidate currently under development.

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

On August 7, 2023, Adicet Therapeutics entered into a fourth lease amendment with Westport Office Park, LLC (the Fourth Amendment). The Fourth Amendment amends the period over which the tenant improvement allowance received in the Third Amendment will be amortized and identifies the monthly amortization payable by the Company. The portion of the Redwood City Lease related to 1200 Bridge Parkway expired on June 30, 2025.

Boston

In 2018, the Company entered into a lease agreement, as amended in 2019, for office space at 500 Boylston St, Boston, Massachusetts (500 Boylston Lease). Under the terms of the 500 Boylston Lease, the Company was permitted to assign, sublease or transfer this lease, with the consent of the landlord.

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of June 30, 2025 is as follows (in thousands):

June 30, 2025
2025	$368
2026	438
2027 and thereafter	—
Total	$806

Further, the Company remains liable for the remaining lease payments under the 500 Boylston Lease, totaling $0.7 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of June 30, 2025 were as follows (in thousands):

June 30, 2025
2025	$2,112
2026	4,009
2027	3,714
2028	3,808
2029	3,906
2030 and thereafter	662
Total undiscounted lease payments	18,211
Less: imputed interest	(2,853)
Total operating lease liability	15,358
Less: current portion	(2,953)
Operating lease liability, net of current maturities	$12,405

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the quarter ended June 30, 2025 (in thousands):

Three Months Ended
June 30, 2025
Lease Cost
Operating lease cost	$1,228
Short-term lease cost	36
Sublease income	(246)
Total lease cost	$1,018
Other Information
Operating cash flows used for lease liabilities	$(1,875)
Weighted-average remaining lease term - operating leases	4.6
Weighted-average discount rate - operating leases	7.0%

For the six months ended June 30, 2025, the Company recognized $2.4 million and less than $0.1 million in operating lease and short-term lease costs, respectively. Additionally, for the six months ended June 30, 2025, the Company recognized $0.4 million in sublease income.

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

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of June 30, 2025, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	June 30, 2025	December 31, 2024
Stock options and restricted stock units available for future grant	4,802,376	3,082,030
Stock options issued and outstanding	18,184,820	14,965,270
Unvested restricted stock units	902,117	719,656
Common stock warrants issued and outstanding	8,445,333	8,445,333
Total common stock reserved	32,334,646	27,212,289

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

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of June 30, 2025:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Outstanding, December 31, 2024	8,445,333	$0.0001
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, June 30, 2025	8,445,333	$0.0001

12. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,607	$2,671	$3,227	$5,211
General and administrative	1,301	3,333	2,861	6,472
Total stock-based compensation	$2,908	$6,004	$6,088	$11,683

Stock Options

A summary of stock option activity for the six months ended June 30, 2025 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	14,965,270	$3.09	8.1	$—
Options granted	5,040,276	$0.87
Options exercised	—	$—
Options forfeited or cancelled	(1,820,726)	$2.21
Outstanding, June 30, 2025	18,184,820	$2.56	8.2	$6
Options exercisable, June 30, 2025	8,306,140	$3.32	7.3	$—
Vested and expected to vest, June 30, 2025	18,184,820	$2.56	8.2	$6

The assumptions used in the Black-Scholes option-pricing model to calculate stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value of common stock	$0.53 - $0.78	$1.21 - $1.45	$0.53 - $0.90	$1.21 - $3.12
Expected term (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Volatility	89.9% - 94.0%	84.1% - 85.1%	88.3% - 94.0%	82.2% - 85.1%
Risk free rates	3.8% - 4.1%	4.3% - 4.5%	3.8% - 4.4%	3.9% - 4.5%
Dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units (RSUs)

The summary of RSU activity and related information for the six months ended June 30, 2025 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	719,656	$4.40
RSUs granted	619,300	$0.88
RSUs vested	(286,413)	$4.69
RSUs forfeited	(150,426)	$1.92
Outstanding, June 30, 2025	902,117	$2.27

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

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.2 million and $0.8 million was recognized in the six months ended June 30, 2025 and 2024, respectively. The remaining incremental compensation cost of $0.4 million, net of the reversal of expense related to employee terminations prior to August 14, 2024, will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the consolidated statements of operations.

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

13. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss - basic and diluted	$(31,217)	$(29,901)	$(59,431)	$(57,917)
Weighted-average shares used in computing net loss per share, basic and diluted	91,085,506	90,632,045	91,120,502	84,848,146
Net loss per share, basic and diluted	$(0.34)	$(0.33)	$(0.65)	$(0.68)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of June 30,
	2025	2024
Options to purchase common stock	18,184,820	16,154,665
Unvested restricted stock units	902,117	782,788
Total	19,086,937	16,937,453

14. Income Taxes

The Company recognized no income tax expense during the three and six months ended June 30, 2025 and 2024. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of June 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

15. Related Party

As of June 30, 2025, Regeneron owned 883,568 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the three and six months ended June 30, 2025, the Company recorded no revenue from the Regeneron Agreement. See Note 9 for a discussion of the Regeneron Agreement.

16. Shanghai Adicet Biotechnology Co., Ltd. (the Adicet VIE)

In May 2024, the Company initiated research and development activities in China through a series of contractual agreements entered into by and among the Adicet VIE, Adicet Shanghai, and the shareholders of the Adicet VIE. Since the Company determined it was the primary beneficiary of the Adicet VIE, the Adicet VIE was consolidated in the Company’s unaudited consolidated financial statements as of June 30, 2025. For the three months ended June 30, 2025, $1.0 million of expenses have been incurred by the Adicet VIE, of which $0.9 million was recorded in research and development expense, and less than $0.1 million was recorded in general and administrative expense. For the six months ended June 30, 2025, $1.5 million of expenses have been incurred by the Adicet VIE, of which $1.4 million was recorded as research and development expense and $0.1 million as general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

The carrying amount of assets and liabilities of the Adicet VIE excluding intercompany balances, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$69	$46
Prepaid expenses and other current assets	49	28
Total current assets	118	74
Property and equipment, net	9	4
Total assets	$127	$78
Liabilities
Accrued and other current liabilities	28	9
Total liabilities	$28	$9

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

The following table sets forth the Company’s segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
External program expenses for product candidates
ADI-001	$4,484	$5,729	$7,852	$10,314
ADI-270	4,104	1,035	5,470	1,963
ADI-212	701	—	769	—
Other programs(1)	—	86	—	187
Total external program expenses for product candidates	9,289	6,850	14,091	12,464
Non-program specific expenses(2)	2,089	3,788	4,764	6,322
Personnel-related expenses (including non-cash stock-based compensation)(3)	12,840	15,738	27,633	31,773
Depreciation	1,655	1,602	3,335	3,253
Professional services and consulting fees	2,156	1,241	4,420	2,600
Facilities and infrastructure expenses	2,379	1,984	4,605	4,095
Other segment expense(4)	1,984	1,646	3,429	3,212
Interest income	(1,398)	(2,999)	(3,081)	(5,917)
Other expense, net	223	51	235	115
Income tax provision	—	—	—	—
Segment net loss	$31,217	$29,901	$59,431	$57,917
(1)
Relates to programs that have been discontinued or are currently in the research stage.
(2)
Relates to platform research and development expenses which are not attributed to specific programs.
(3)
Relates to personnel-related expenses including non-cash stock-based compensation for the three months ended June 30, 2025 and 2024 of $2.9 million and $6.0 million, respectively, and the six months ended June 30, 2025 and 2024 of $6.1 million and $11.7 million, respectively.
(4)
Relates to other expenses primarily for software subscriptions and licenses, office expenses, travel and entertainment, director compensation and recruiting fees.

18. Restricted Cash

As of June 30, 2025, the Company maintained letters of credit of $2.9 million, which are collateralized with bank accounts at financial institutions in accordance with the agreements. The letters of credit are included within restricted cash on the Company's consolidated balance sheets. Total restricted cash as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Redwood City, CA lease(1)	$2,337	$2,337
Boston, MA lease	266	266
Corporate credit card services	300	300
Total	$2,903	$2,903
(1)
Includes the Company's lease at 1000 Bridge Parkway and 1200 Bridge Parkway.

19. Subsequent Events

Reduction in Force

On July 22, 2025, the board of directors approved a reduction in workforce by approximately 30% of the Company’s current employee base in connection with its strategic pipeline prioritization, as described below. The workforce reduction is expected to be substantially completed by the end of the third quarter of 2025. As a result of these actions, the Company expects to incur personnel-related restructuring charges of approximately $2.3 million in connection with one-time employee termination cash expenditures, including severance and other benefits, which are expected to be substantially incurred in the third quarter of 2025. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction or retention efforts. These estimates of the costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ.

Strategic Pipeline Prioritization

On July 23, 2025, the Company announced a strategic prioritization of the Company’s pipeline. The Company will focus its resources on ADI-001, currently in Phase 1 clinical studies for autoimmune indications, and ADI-212, an optimized next-generation gene-edited and armored clinical candidate targeting prostate specific membrane antigen (PSMA). The Company has discontinued the development of ADI-270 and closed enrollment in its Phase 1 clinical trial in patients with metastatic/advanced clear renal cell carcinoma.

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

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is being developed for the potential treatment of autoimmune diseases. We are also pursuing ADI-212, an optimized next-generation gene-edited and armored clinical candidate designed to enhance potency in solid tumors and to deliver multiple anti-tumor mechanisms of action to the tumor microenvironment. We plan to file one new Investigational New Drug (IND) application every 12-18 months.

ADI-001

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for ADI-001 in lupus nephritis (LN). In August 2024, we expanded our ADI-001 autoimmune clinical development program to include systemic lupus erythematosus (SLE), systemic sclerosis (SSc) and anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV). In September 2024, we activated sites for our Phase 1 clinical trial of ADI-001 in autoimmune diseases and opened enrollment for patients with LN. In October 2024, we received clearance for our IND amendment to evaluate ADI-001 in idiopathic inflammatory myopathies (IIM) and stiff person syndrome (SPS) as part of our Phase 1 clinical trial in autoimmune diseases. We believe the favorable safety profile, cellular kinetics and B cell depletion in peripheral blood and secondary lymphoid tissue demonstrated with ADI-001 clinical experience to date is favorable for development in autoimmune diseases. We believe the potential market opportunity for ADI-001 in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes LN), SSc, IIM and SPS. In June 2024, the FDA granted Fast Track Designation to ADI-001 for the potential treatment of relapsed/refractory class III or class IV LN. In February 2025, the FDA granted Fast Track Designation to ADI-001 for the potential treatment of adult patients with refractory SLE with extrarenal involvement and for SSc. In April 2025, we expanded enrollment to include patients with SLE for our Phase 1 clinical trial evaluating ADI-001 in autoimmune diseases. In July 2025, we reported that the first systemic sclerosis (SSc) patient has been dosed in the second cohort of the Phase 1 clinical trial evaluating ADI-001 in autoimmune diseases. We have also opened enrollment for patients with IIM, SPS and AAV. We plan to report preliminary clinical data from this trial, with at least 6 patients with at least 3-months' follow up, in the second half of 2025.

ADI-212

We are advancing ADI-212, an optimized next-generation gene-edited and armored clinical candidate designed to enhance potency in solid tumors and to deliver multiple anti-tumor mechanisms of action to the tumor microenvironment.

ADI-212, which targets prostate specific membrane antigen (PSMA), has shown enhanced activity in preclinical studies, suggesting the potential for improved potency and tumor-cell killing capacity compared to previous generation alpha-beta and gamma-delta CAR T programs in oncology. We expect to submit a regulatory filing for ADI-212 for the treatment of metastatic castration-resistant prostate cancer (mCRPC) in the first quarter of 2026. Subject to regulatory clearance to proceed with a clinical trial, we expect to report initial clinical data from this program in the second half of 2026. We believe the potential market opportunity for ADI-212 in mCRPC is significant based on the prevalence in the U.S., EU5, China and Japan of approximately 75,000 patients with second or third line advanced disease.

ADI-270

Due to the prioritization of ADI-001 in autoimmune indications and ADI-212 in prostate cancer, we have discontinued the development of ADI-270 and closed enrollment in the Phase 1 clinical trial in patients with metastatic/advanced clear renal cell carcinoma.

Recent Developments

Reduction in Force

On July 22, 2025, our board of directors approved a reduction in our workforce by approximately 30% of our current employee base in connection with our strategic pipeline prioritization, including the discontinuation of development of ADI-270. Please refer to Note 19 in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
•
expenses incurred in connection with our license and collaboration agreements, including license payments, program expenses and milestone obligations payable by us;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three months ended June 30,
	2025	2024	Change	% Change
Operating expenses
Research and development	$28,424	$25,901	$2,523	10%
General and administrative	3,968	6,948	(2,980)	(43%)
Total operating expenses	32,392	32,849	(457)	(1%)
Loss from operations	(32,392)	(32,849)	(457)	(1%)
Interest income	1,398	2,999	(1,601)	(53%)
Interest expense	—	—	—	0%
Other expense, net	(223)	(51)	172	337%
Loss before income tax benefit	(31,217)	(29,901)	1,316	4%
Income tax provision	—	—	—	0%
Net loss	$(31,217)	$(29,901)	$1,316	4%

Research and Development

	Three months ended June 30,
	2025	2024
Payroll and personnel expenses(1)	$9,746	$10,422
Costs incurred under agreements with consultants, CDMOs, and CROs	8,003	6,597
Lab materials, supplies and maintenance of equipment used for research and development activities	3,388	3,171
Other research and development expenses(2)	7,287	5,711
Total research and development expenses	$28,424	$25,901

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $2.5 million, or 10%, during the three months ended June 30, 2025 as compared to the same period in 2024. The increase in research and development expenses was due to a $1.4 million increase in expenses related to CDMOs and contracted R&D services related to testing of materials, a $1.6 million increase in facility-related expenses, and a $0.2 million increase in lab supplies and materials. This increase was partially offset by a $0.7 million decrease in payroll and personnel expenses primarily related to a decrease in stock-based compensation expense.

General and Administrative

General and administrative expenses decreased by $2.9 million, or 43% during the three months ended June 30, 2025 as compared to the same period in 2024. The decrease in general and administrative expenses was due to a $1.8 million decrease in payroll and personnel expenses primarily related to a decrease in stock-based compensation expense and a $1.1 million decrease in facility-related expenses.

Interest Income

Interest income decreased by $1.6 million, or 53%, during the three months ended June 30, 2025 as compared to the same period in 2024, which was primarily due to lower interest rates and lower cash balances for the period.

Other Expense, net

Other expense, net increased by less than $0.2 million, or 337%, during the three months ended June 30, 2025 as compared to the same period in 2024. This was due to an increase in franchise taxes and losses from disposals of property and equipment.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	Change	% Change
Operating expenses
Research and development	$51,238	$49,797	$1,441	3%
General and administrative	11,039	13,922	(2,883)	(21%)
Total operating expenses	62,277	63,719	(1,442)	(2%)
Loss from operations	(62,277)	(63,719)	(1,442)	(2%)
Interest income	3,081	5,917	(2,836)	(48%)
Interest expense	—	(2)	(2)	(100%)
Other expense, net	(235)	(113)	122	108%
Loss before income tax benefit	(59,431)	(57,917)	1,514	3%
Income tax provision	—	—	—	0%
Net loss	$(59,431)	$(57,917)	$1,514	3%

Research and development

	Six Months Ended June 30,
	2025	2024
Payroll and personnel expenses(1)	$20,537	$21,141
Costs incurred under agreements with consultants, CDMOs, and CROs	11,904	11,912
Lab materials, supplies and maintenance of equipment used for research and development activities	6,344	5,663
Other research and development expenses(2)	12,453	11,081
Total research and development expenses	$51,238	$49,797

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses increased by $1.4 million, or 3%, during the six months ended June 30, 2025 as compared to the same period in 2024. The increase was due to an increase of $0.7 million in expenses related to lab supplies and materials, a $0.7 million increase in professional fees, and a $1.1 million increase in facility-related expenses. The increase was partially offset by a $0.6 million decrease in payroll and personnel expenses primarily related to a decrease in stock-based compensation expense and a $0.4 million decrease related to research and development consultants and other CDMO costs.

General and administrative

General and administrative expenses decreased by $2.9 million, or 21%, during the six months ended June 30, 2025 as compared to the same period in 2024. The decrease in general and administrative expenses was due to a decrease in payroll and personnel related expenses of $3.0 million primarily related to a decrease in stock-based compensation and a $0.6 million decrease due to lower travel, recruiting, and other office-related expenses. The decrease was partially offset by a $0.7 million increase in professional fees.

Interest income

Interest income decreased by $2.8 million, or 48% during the six months ended June 30, 2025 as compared to the same period in 2024, which was primarily due to lower interest rates and lower cash balances for the period.

Other expense, net

Other expense, net increased by $0.1 million, or 108%, during the six months ended June 30, 2025 as compared to the same period in 2024. This was due to losses from disposals of property and equipment.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In January 2024, we raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, we terminated the JonesTrading ATM Program and entered into the Jefferies ATM Program. As of June 30, 2025, no shares of common stock have been sold through the Jefferies ATM Program.

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

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $125.0 million and restricted cash of $2.9 million held in cash collateral accounts. We expect that our cash, cash equivalents and short-term investments will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $59.4 million and $57.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $557.3 million.

As of June 30, 2025, we had cash, cash equivalents, and short-term investments in treasury securities of $125.0 million. We believe that our cash, cash equivalents and short-term investments in treasury securities will be sufficient for us to fund our operations for at least twelve months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(52,030)	$(46,271)
Investing activities	30,092	(541)
Financing activities	163	111,170
Net (decrease) increase in cash, cash equivalents and restricted cash	$(21,775)	$64,358

Cash Flows from Operating Activities

Net cash used in operating activities was $52.0 million for the six months ended June 30, 2025. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $50.4 million, and a net decrease in operating assets and liabilities of $1.6 million. Non-cash items primarily included depreciation and amortization of $3.3 million, stock-based compensation expense of $6.1 million, and non-cash lease expense of $1.7 million. The net change in assets and liabilities was primarily due to a net decrease in accrued and other current and non-current liabilities of $0.6 million and a decrease in operating lease liability of $1.9 million, offset by an increase in prepaid expenses and other current assets of $1.1 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $30.1 million for the six months ended June 30, 2025, which consisted of $34.4 million of purchases of short-term treasury securities and $1.5 million of purchases of lab equipment and leasehold improvements for our Good Manufacturing Practice (GMP) cell processing suite at 1000 Bridge Parkway. We received $66.0 million related to the maturities of short-term treasury securities.

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2024, which consisted of purchases of lab equipment for our GMP cell processing suite at 1000 Bridge Parkway.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2025, which was primarily related to net proceeds from the issuance of common stock in connection with our employee stock purchase plan. This was partially offset by cash paid for taxes withheld on the net share settlement of equity awards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2025, we had cash, cash equivalents and short-term investments in treasury securities of $125.0 million, which consisted of cash and funds invested in treasury securities and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash, cash equivalents and short-term investments in treasury securities, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash, cash equivalents and short-term investments in treasury securities. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2025

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter of 2024, we identified a material weakness in internal controls over financial reporting related to unauthorized cash disbursements, as previously identified and discussed under Part II, Item 9A. of our Annual Report on Form 10-K. We fully implemented certain remediation efforts and believe that the remediation steps taken were sufficient to remediate the material weakness as of March 6, 2025, the date of our Annual Report on Form 10-K. As of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Other than the remediation plan described in our Annual Report on Form 10-K filed with the SEC on March 6, 2025, no change in our internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, our Annual Report on Form 10-K for the year ended December 31, 2024, and in other documents that we file with the U.S. Securities and Exchange Commission (SEC), in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

*We have incurred net losses since our inception and anticipate that we will incur substantial net losses in the future.

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently: (i) net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales, from sales of our common stock under our “at-the-market” program in January 2024 and (ii) net proceeds of approximately $91.7 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten public offering in January 2024. For the three months ended June 30, 2025, we recorded net loss of $59.4 million. As of June 30, 2025, we had an accumulated deficit of $557.3 million.

We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our gamma delta T cell platform, including ADI-001 and ADI-212. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. In addition, certain of our existing license and collaboration agreements require cash payments upon the achievement of milestone events, royalties and profit-sharing, or other cash payments. These payment obligations, in addition to any payment obligations we may have under future arrangements with third parties, may have a substantial impact on our business, financial condition and profitability.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects and cause investors to lose all or part of their investments.

Risks Related to Our Product Candidates

*Our business is highly dependent on the success of ADI-001. If we are unable to obtain regulatory approval for ADI-001 in one or more indications and effectively commercialize these product candidates for the treatment of patients in indications for which we receive approval (if any), our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize ADI-001, our most advanced product candidate. In November 2024, we dosed our first LN patient in our Phase 1 clinical study of ADI-001 in autoimmune diseases. In April 2025, we expanded enrollment to include patients with SLE in our Phase 1 clinical trial. In July 2025, we reported that the first systemic sclerosis (SSc) patient has been dosed in the second cohort of the Phase 1 clinical trial evaluating ADI-001 in autoimmune diseases. We have also opened enrollment for patients with IIM, SPS and AAV. We plan to report preliminary clinical data from this trial, with at least 6 patients with at least 3-months' follow up, in the second half of 2025.

Our preclinical results or clinical results to date may not predict results for our planned or ongoing trials or any future studies of ADI-001 or any other product candidate. Because of the lack of evaluation of allogeneic products and gamma delta T cell therapy products in the clinic to date, any such product’s failure, or the failure of other allogeneic T cell therapies or gamma delta T cell therapies, may significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies, which could have a material adverse effect on our reputation. If our gamma delta T cell therapy is viewed as less safe or effective than autologous therapies or other allogeneic T cell therapies, our ability to develop other allogeneic gamma delta T cell therapies may be significantly harmed.

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

*We may not be able to file IND applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

In December 2023, the IND for our lead product candidate, ADI-001, to treat patients with LN was cleared by the FDA. In the second quarter of 2024, we received clearance for our IND for ADI-001 to include SLE, SSc and AAV. In October 2024, we received clearance for our IND amendment to evaluate ADI-001 in IIM and SPS as part of the ongoing Phase 1 trial in autoimmune diseases. Our pipeline also includes ADI-212, an optimized next-generation gene-edited and armored clinical candidate targeting prostate specific membrane antigen (PSMA). We expect to submit a regulatory filing for ADI-212 for the treatment of metastatic castration-resistant prostate cancer (mCRPC) in the first quarter of 2026. We previously announced our plan to file one new IND every 12-18 months. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND application for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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
•
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

As a result, because we have limited financial and managerial resources, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in November 2023, we announced that we paused preclinical development of ADI-925 to prioritize corporate resources on ADI-270. In January 2024, we announced we had deprioritized enrollment of large B cell lymphoma patients in our Phase 1 clinical trial of ADI-001 in non-Hodgkin's lymphoma and in September 2024 we announced a strategic prioritization to focus ADI-001 development resources on autoimmune indications. In July 2025, we announced that we discontinued the development of ADI-270 for patients with metastatic/advanced clear renal cell carcinoma to prioritize corporate resources on ADI-001 and ADI-212. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business, financial condition and results of operations.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond ADI-001. Our pipeline also includes ADI-212, an optimized next-generation gene-edited and armored clinical candidate targeting PSMA. We plan to submit one new IND to the FDA every 12-18 months, including a regulatory filing for ADI-212 for the treatment of mCRPC in the first quarter of 2026. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

Risks Related to Our Operations

*We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Although we announced a workforce reduction in July 2025, we expect that we will have a need to recruit and hire qualified personnel as we advance our programs and expand operations. Our recent workforce reduction could impede future recruiting and hiring efforts. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines.

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

*We will need substantial additional financing to develop our product candidates and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

We expect to spend a substantial amount of capital in the clinical development of our product candidates, including the ongoing and future clinical trials for ADI-001, preparations for a regulatory filing for ADI-212. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of the date of this Quarterly Report on Form 10-Q, we believe that with $125.0 million in cash, cash equivalents, and short-term investments in treasury securities as of June 30, 2025, we are capitalized into the fourth quarter of 2026. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. In addition, certain of our license and collaboration agreements require us to make cash payments upon the achievement of certain milestone events. In the event we are unable to meet the payment obligations under these agreements, the agreements may be terminated in accordance with the terms of such agreements. Further, we could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Additionally, United States and global economic uncertainty, higher interest rates and diminished credit availability may limit our ability to incur indebtedness on favorable terms. Furthermore, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China, an escalation in conflict between Russia and Ukraine or the ongoing armed conflict in Israel and the Gaza strip, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our ability to obtain additional funding.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We have grown rapidly and will need to continue to grow the size of our organization, and it may experience difficulties in managing this growth.

As our development and commercialization plans and strategies develop, and as we have transitioned into operating as a public company, we have rapidly expanded our employee base. Current and future growth imposes significant added responsibilities on members of management, including:

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

*Our cash preservation activities, including the workforce reduction plan, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In July 2025, we implemented our workforce reduction plan. In connection with the workforce reduction plan, we expect to incur costs of approximately $2.3 million, which are primarily one-time severance benefits. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our workforce reduction plan may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of remaining employees.

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

The 2024 Negative List provides that foreign investment is prohibited in the development and application of human stem cell or gene diagnostic and therapeutic technologies. To date, there has been no official interpretation of the scope of “human stem cell or gene diagnostic and therapeutic technologies” and the application of this regulation remains unclear. If discovering and developing our allogeneic gamma delta T cell therapies are deemed by relevant PRC regulatory agencies as falling into the category of “human stem cell or gene diagnostic and therapeutic technologies,” Adicet Shanghai would be prohibited from engaging in the research or development of such technologies. To comply with the PRC laws and regulations, we conduct our research and development activities in PRC through the Adicet VIE. It is also noted that in September 2024, Ministry of Commerce, National Healthcare Commission and National Medical Products Administration of PRC jointly announce a pilot policy (2024 Pilot Policy) to allow foreign invested entities in Free Trade Zone of Beijing, Shanghai, Guangdong and Hainan to develop human stem cell or gene diagnostic and therapeutic technologies. However, the application of 2024 Pilot Policy remains unclear.

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

*Inadequate funding and/or staffing for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the approval of our product candidates rely, which would negatively impact our business.

Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, adequate staffing, furloughs, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, in 2025, changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation, and liability under contractual provisions. In addition, compliance with such laws may require increased costs to us or may dictate that we not offer certain types of services in the future.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of June 30, 2025, we had federal net operating loss carryforwards of approximately $339.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above or subject to other limitations, which could potentially result in increased future tax liability to us.

*The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (IRS) and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (OBBBA) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the IRC, in taxable years beginning after December 31 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future.

In addition, since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them. You are urged to consult your tax advisor regarding the implications of potential changes in tax laws on an investment in our common stock.

Risks Related to Third Parties

If our collaboration with Regeneron is terminated, or if Regeneron materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed.

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of June 30, 2025, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

*Our existing and future collaborations will be important to our business. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have entered, and plan to enter, into collaborations with other companies, including our collaboration agreement with Regeneron, our discovery agreement with Twist Bioscience Corporation (Twist), our license and collaboration agreement with CRISPR Therapeutics AG (CRISPR), and our license agreement with the City of Hope, that we believe can provide us with additional capabilities beneficial to our business. For example, the collaboration with Regeneron has provided us with important technologies, expertise and funding for our programs and technology. Under our discovery agreement with Twist, Twist will utilize its proprietary platform technology to assist us with the discovery of novel antibodies related to our gamma delta T cell therapy programs. Further, our license and collaboration agreement with CRISPR provides us with certain propriety gene-editing technology, including the CRISPR/Cas platform, material to supporting the research, development and potential commercialization of ADI-212. Additionally, our non-exclusive license with the City of Hope provides access to their proprietary cytokine expression technology for cellular immunotherapy, which may also be material to the research, development and potential commercialization of ADI-212. We may receive additional technologies, expertise and funding under other collaborations in the future. If any of our existing or potential future collaboration partners does not perform in the manner that we expect or fulfill their responsibilities in a timely manner or at all, the research, clinical development, regulatory approval and commercialization efforts related to the product candidates that are the subject of such collaborations, or that potential future collaboration partner, could be delayed or terminated. This could result in a limited potential to generate future revenue from such product candidates, and our business could be materially and adversely affected.

Our existing collaborations, and any future collaborations we enter into, may pose a number of additional risks, including the following:

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

If our collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates our agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding or support we expect under these agreements, our development and commercialization of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product discovery, development, regulatory approval and commercialization described in these risk factors also apply to the activities of our therapeutic collaborators.

In addition to our existing collaborations, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for discovery, development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators because, for example, third parties also have rights to allogeneic T cell technologies. For example, in April 2020, Johnson & Johnson entered into a collaboration agreement with Fate Therapeutics, a company that is also using allogeneic T cell technologies, for up to four CAR Natural Killer and CAR T-cell therapies. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail discovery efforts or the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential manufacture or commercialization, or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected.

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

We have received fast track designation for ADI-001 for the treatment of LN, SLE and SSc. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the product candidate sponsor may apply for fast track designation for a particular indication. We may seek fast track designation for certain of our product candidates, but there is no assurance that the FDA will grant this status to any of our product candidates. Marketing applications filed by sponsors of product candidate with fast track designation may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (the “IRA”), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

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

Risks Related to Third Party Intellectual Property

*We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We depend substantially on our license agreements with Regeneron, CRISPR and City of Hope. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. To the extent these licensors fail to meet their obligations under their license agreements, which we are not in control of, we may lose the benefits of our license agreements with these licensors. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.

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

We are aware of United States and foreign patents held by a third parties relating to gamma delta T cell expansion protocols and related compositions which, on information and belief, are invalid and/or not infringed. In the event that these patents are successfully asserted against our product candidates, such as ADI-001, or the use of our precursor cells in manufacture of these product candidates, such litigation may negatively impact our ability to commercialize these product candidates in such jurisdictions. We are also aware of several United States and foreign patents held by third parties relating to certain CAR compositions of matter, methods of making and methods of use which, on information and belief, are invalid and/or not infringed. Nevertheless, third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when ADI-001 or another CAR-based product candidate is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid and/or not infringed.

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
•
the initiation, timing and results of clinical studies of ADI-212;
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

*If our common stock is delisted from the Nasdaq Stock Market, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

Our common stock is currently listed on the Nasdaq Global Select Market. The Nasdaq Stock Market LLC (Nasdaq) has minimum requirements that a company must meet in order to remain listed on Nasdaq markets, including that we maintain a minimum closing bid price of $1.00 per share for our common stock. On April 7, 2025, we received a letter from Nasdaq notifying us that the closing bid price of our common stock was below $1.00 per share for the preceding 30 consecutive trading days. The notification has no immediate effect on the listing of the our common stock on Nasdaq. We have a period of 180 calendar days to regain compliance with the bid price requirement, which will expire on October 6, 2025. To regain compliance, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days. We have not yet regained compliance.

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

Our executive officers, directors, and 5% stockholders beneficially own a significant percentage of our outstanding stock. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

10.1*+	License and Collaboration Agreement, dated May 16, 2023, by and between the Registrant and CRISPR Therapeutics AG.
10.2*+	Non-Exclusive License Agreement, dated July 9, 2024, by and between the Registrant and City of Hope.
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

ADICET BIO, INC.

Date: August 7, 2025	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: August 7, 2025	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)