Form 10-Q
period 2025-09-30
Adicet Bio, Inc.
filed 2025-11-05
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38359

Adicet Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3305277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
131 Dartmouth Street, 3rd Floor Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(650) 503-9095

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ACET	The Nasdaq Capital Market

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

As of November 3, 2025, the registrant had 153,255,581 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•
the timing of and our ability to execute our clinical trials for ADI-001 in autoimmune indications, including the ability to successfully complete our Phase 1 clinical trial in lupus nephritis (LN) and initiate Phase 1 clinical trials in lupus erythematosus (SLE), systemic sclerosis (SSc), antineutrophil cytoplasmic autoantibody associated vasculitis (AAV), idiopathic inflammatory myopathy (IIM), stiff person syndrome (SPS) and rheumatoid arthritis (RA);
•
the timing, costs and effects of our workforce reduction and strategic pipeline prioritization;
•
our expectations regarding the preclinical development of ADI-212, and our ability to develop other product candidates in our research pipeline;
•
our expectations regarding ADI-001, including site activation and enrollment for and the availability, timing and announcement of data from our Phase 1 clinical trials for ADI-001 and timing and plans for a potential Phase 2 pivotal trial;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$29,099	$56,495
Short-term investments in treasury securities	73,999	119,808
Prepaid expenses and other current assets	3,396	3,833
Total current assets	106,494	180,136
Restricted cash	2,903	2,903
Property and equipment, net	17,994	22,524
Operating lease right-of-use asset	11,901	14,228
Finance lease right-of-use asset	1,077	—
Other non-current assets	110	428
Total assets	$140,479	$220,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,287	$4,830
Accrued and other current liabilities	11,389	11,430
Operating lease liability	2,925	3,132
Finance lease liability	340	—
Total current liabilities	18,941	19,392
Operating lease liability, net of current portion	11,645	14,102
Finance lease liability, net of current portion	626	—
Other non-current liabilities	125	116
Total liabilities	31,337	33,610
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; none issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 83,253,779 and 82,569,168 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	693,259	684,479
Accumulated deficit	(584,181)	(497,894)
Accumulated other comprehensive income	56	16
Total stockholders’ equity	109,142	186,609
Total liabilities and stockholders’ equity	$140,479	$220,219

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$22,853	$26,253	$74,091	$76,050
General and administrative	5,099	6,900	16,137	20,822
Total operating expenses	27,952	33,153	90,228	96,872
Loss from operations	(27,952)	(33,153)	(90,228)	(96,872)
Interest income	1,172	2,730	4,253	8,647
Interest expense	(12)	(1)	(12)	(3)
Other expense, net	(64)	(54)	(300)	(167)
Loss before income tax provision	(26,856)	(30,478)	(86,287)	(88,395)
Income tax provision	—	—	—	—
Net loss	$(26,856)	$(30,478)	$(86,287)	$(88,395)
Net loss per share, basic and diluted	$(0.29)	$(0.34)	$(0.94)	$(1.02)
Weighted-average common shares used in computing net loss per share, basic and diluted	91,086,464	90,846,293	91,315,390	86,865,285
Other comprehensive income
Unrealized gain on treasury securities, net of tax	97	121	40	121
Total other comprehensive income	97	121	40	121
Comprehensive loss	$(26,759)	$(30,357)	$(86,247)	$(88,274)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	82,569,168	$8	$684,479	$(497,894)	$16	$186,609
Issuance of common stock upon vesting of restricted stock	256,913	—	—	—	—	—
Shares withheld for taxes	(116,456)	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	3,180	—	—	3,180
Net loss	—	—	—	(28,214)	—	(28,214)
Other comprehensive loss	—	—	—	—	(25)	(25)
Balance at March 31, 2025	82,709,625	$8	$687,555	$(526,108)	$(9)	$161,446
Issuance of common stock upon vesting of restricted stock	29,500	—	—	—	—	—
Purchase of common stock under Employee Stock Purchase Plan	513,395	—	267	—	—	267
Stock-based compensation expense	—	—	2,908	—	—	2,908
Net loss	—	—	—	(31,217)	—	(31,217)
Other comprehensive loss	—	—	—	—	(32)	(32)
Balance at June 30, 2025	83,252,520	$8	$690,730	$(557,325)	$(41)	$133,372
Issuance of common stock upon vesting of restricted stock	2,137	—	—	—	—	—
Shares withheld for taxes	(878)	—	—	—	—	—
Stock-based compensation expense	—	—	2,529	—	—	2,529
Net loss	—	—	—	(26,856)	—	(26,856)
Other comprehensive income	—	—	—	—	97	97
Balance at September 30, 2025	83,253,779	$8	$693,259	$(584,181)	$56	$109,142

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

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(86,287)	$(88,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,908	4,845
Noncash lease expense	2,355	2,375
Stock-based compensation expense	8,617	18,460
Loss on disposal of property and equipment	103	—
Net amortization of premiums and accretion discounts on investments	(2,881)	(282)
Amortization of deferred transaction costs	15	39
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	490	(1,690)
Other non-current assets	304	277
Accounts payable	722	(47)
Operating lease liability	(2,653)	(2,726)
Accrued and other current and non-current liabilities	(30)	(1,133)
Net cash used in operating activities	(74,337)	(68,277)
Cash flows from investing activities
Purchases of short-term treasury securities	(61,324)	(96,180)
Maturities of short-term treasury securities	110,000	—
Purchases of property and equipment	(1,748)	(942)
Net cash used in investing activities	46,928	(97,122)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	—	19,266
Proceeds from issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs	—	91,652
Proceeds from exercise of stock options	—	195
Proceeds from Employee Stock Purchase Plan	267	198
Taxes withheld and paid related to net share settlement of equity awards	(104)	(141)
Principal payments on finance leases	(150)	—
Net cash provided by financing activities	13	111,170
Net change in cash, cash equivalents and restricted cash	(27,396)	(54,229)
Cash, cash equivalents and restricted cash at the beginning of period	59,398	159,711
Cash, cash equivalents and restricted cash at the end of period	$32,002	$105,482
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$29,099	$105,482
Restricted cash	2,903	—
Cash, cash equivalents and restricted cash in consolidated balance sheets	$32,002	$105,482
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$208	$1,493
Right-of-use asset acquired under finance leases	$1,104	—

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

In May 2024, the Company initiated research and development activities in China through a series of contractual agreements entered into and among Shanghai Adicet Biotechnology Co., Ltd., a variable interest entity (the Adicet VIE), Adicet Shanghai, and the shareholders of the Adicet VIE. The Company was the primary beneficiary of the Adicet VIE which was considered a consolidated entity under accounting principles generally accepted in the United States of America (U.S. GAAP). In July 2025, Adicet Therapeutics entered into an equity transfer agreement with the then-stockholders of the Adicet VIE to acquire 100% equity interests of the Adicet VIE from its then-stockholders (the Acquisition). In connection with the Acquisition, tax filings and registration were completed in August 2025. In August 2025, upon completion of the registration, the Adicet VIE is now a wholly owned subsidiary of Adicet Therapeutics and will continue to conduct research and development activities in China. The transaction did not have a material impact on the financial statements. The Company consolidates the financial results of this entity into its consolidated financial statements in accordance with U.S. GAAP.

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $584.2 million as of September 30, 2025. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

In March 2024, the Company entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of its Common Stock from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal. As of September 30, 2025, no shares of common stock have been sold under the Jefferies Sales Agreement.

On October 7, 2025, the Company entered into an Underwriting Agreement (the 2025 Underwriting Agreement) related to an underwritten registered direct offering (the 2025 Offering) of 70,001,000 shares (the 2025 Shares) of Common Stock, and, in lieu of Common Stock to an investor, pre-funded warrants (the 2025 Pre-Funded Warrants) to purchase 10,000,000 shares of Common Stock (the 2025 Warrant Shares). The 2025 Shares were sold at a price of $1.00 per share and the 2025 Pre-Funded Warrants were sold at a price of $0.9999 per underlying share, which represents the per share offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to the Company was $0.94 per 2025 Share and $0.93991 per 2025 Pre-Funded Warrant, representing a discount to the Underwriters of 6.0%. The Company received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $74.8 million. The Company may receive nominal proceeds, if any, from the exercise of the 2025 Pre-Funded Warrants.

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

Nasdaq Notice of Failure to Satisfy a Continued Listing Rule

On April 7, 2025, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (Nasdaq) notifying it that the bid price for its common stock, par value $0.0001 per share, had closed below $1.00 per share for the preceding thirty consecutive business days and that, as a result, the Company was not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (the Bid Price Requirement). The notification had no immediate effect on the listing of the Company's common stock on the Nasdaq Global Market. The Company had an initial period of 180 calendar days to regain compliance with the Bid Price Requirement, which expired on October 6, 2025. To regain compliance, the closing bid price of its common stock is required to be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days.

The Company did not regain compliance by October 6, 2025, and transferred the listing of its common stock to the Nasdaq Capital Market, effective at the opening of business on October 9, 2025, to qualify for an additional 180 calendar days compliance period, as further described in Note 18.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements and related disclosures have been prepared in conformity with U.S. GAAP.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2025.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2025 and consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 and consolidated cash flows and stockholders' equity for the nine months ended September 30, 2025 and 2024 have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting(Topic 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity's overall performance and assists with assessing potential future cash flows. This amendment improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. It is applicable to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. For SEC filers, this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 in the fourth quarter of 2024. Refer to Note 16. Segment Reporting.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$73,999	$—	$—	$73,999
Money market funds (2) (3)	22,411	—	—	22,411
Total fair value of assets	$96,410	$—	$—	$96,410

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$119,808	$—	$—	$119,808
Money market funds (2) (3)	27,084	—	—	27,084
Total fair value of assets	$146,892	$—	$—	$146,892

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

4. Marketable Securities

The following tables show the Company's available-for-sale securities adjusted cost, net unrealized gains and losses and fair value by significant investment category (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$73,943	$56	$—	$73,999
Total	$73,943	$56	$—	$73,999

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$119,792	$16	$—	$119,808
Total	$119,792	$16	$—	$119,808

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepayments to CROs and CDMOs	$1,151	$1,138
Prepaid insurance	457	916
Prepaid maintenance	514	427
Prepaid employee benefits	290	310
Prepaid software subscription and licensing fees	196	518
Interest receivable	169	97
Other prepaid expenses and current assets	619	427
Total prepaid expenses and other current assets	$3,396	$3,833

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	September 30, 2025	December 31, 2024
Leasehold improvements	Lesser of useful life or lease term	$28,422	$28,228
Laboratory equipment	3	13,725	13,859
Furniture and fixtures	3	802	951
Construction in progress	—	197	198
Computer equipment	3	320	192
Software	3	443	411
		43,909	43,839
Less: Accumulated depreciation and amortization		(25,915)	(21,315)
Property and equipment, net		$17,994	$22,524

Depreciation and amortization expense was $1.6 million for both the three months ended September 30, 2025 and 2024. Depreciation and amortization expense was $4.9 million and $4.8 million for the nine months ended September 30, 2025 and 2024, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$6,166	$7,112
Accrued CRO costs	3,287	1,490
Accrued professional services	920	722
Accrued other research and development expenses	596	398
Accrued CDMO costs	401	1,685
Accrued other liabilities	19	23
Total accrued and other liabilities	$11,389	$11,430

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

In April 2024, the Term Loan availability under the Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remained available. On November 27, 2024, the Company executed a payoff letter (the Payoff Letter) with Banc of California to repay in full all outstanding indebtedness and terminate all commitments and obligations, subject to certain exceptions, under the Loan Agreement. Under the Payoff Letter, the Company agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. The Company paid the $10,000 administrative fees in December 2024. No termination penalty was paid in connection with the Payoff Letter. As of September 30, 2025, we have $2.9 million of restricted cash held in cash collateral accounts.

9. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of September 30, 2025. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through September 30, 2025.

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

On a cumulative basis as of September 30, 2025, the Company has incurred and expensed $1.1 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

As of September 30, 2025, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved. The CRISPR Agreement became material to the Company in July 2025 due to the nomination of ADI-212 as the Company’s second product candidate currently under development.

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

As of September 30, 2025, the Company has incurred no payments under the COH agreement. The COH Agreement became material to the Company in July 2025 due to the nomination of ADI-212 as the Company’s second product candidate currently under development.

10. Commitments and Contingencies

Leases

The Company has operating leases for office and laboratory space in Redwood City, California, and Boston, Massachusetts, as well as one finance lease for lab instruments.

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

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of September 30, 2025 is as follows (in thousands):

September 30, 2025
2025	$184
2026	438
2027 and thereafter	—
Total	$622

Further, the Company remains liable for the remaining lease payments under the 500 Boylston Lease, totaling $0.6 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable lease obligations as of September 30, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$1,064	$-
2026	4,009	425
2027	3,714	250
2028	3,808	250
2029	3,906	250
2030 and thereafter	662	—
Total undiscounted lease payments	17,163	1,175
Less: imputed interest	2,593	209
Total lease liability	14,570	966
Less: current portion	(2,925)	(340)
Lease liability, net of current maturities	$11,645	$626

The following table presents the lease cost and information related to the lease right-of-use assets, net and lease liabilities for the quarter ended September 30, 2025 (in thousands):

Three Months Ended
September 30, 2025
Lease Cost
Operating lease cost	$949
Short-term lease cost	36
Finance lease cost:
Amortization of right-of-use assets	28
Interest on lease liabilities	12
Sublease income	(185)
Total lease cost	$840
Other Information
Operating cash flows used for lease liabilities	$(778)
Financing cash flows used for finance lease liabilities	$(150)
Weighted-average remaining lease term - operating leases (in years)	4.3
Weighted-average remaining lease term - finance leases (in years)	4.9
Weighted-average discount rate - operating leases	7.00%
Weighted-average discount rate - finance leases	10.00%

For the nine months ended September 30, 2025, the Company recognized $3.3 million and $0.1 million in operating lease and short-term lease costs, respectively. Additionally, for the nine months ended September 30, 2025, the Company recognized $0.6 million in sublease income.

For the nine months ended September 30, 2025, the Company recognized less than $0.1 million in amortization of right-of-use assets and interest on lease liabilities for the finance lease.

The Company maintains letters of credit in connection with the Company’s office leases in Redwood City, CA and Boston, MA. Refer to Note 17. Restricted Cash for additional information about these letters of credit.

11. Stockholders' Equity

Common Stock

The Company’s Restated Certificate of Incorporation, which became effective as of June 6, 2024, authorized the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of September 30, 2025, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	September 30, 2025	December 31, 2024
Stock options and restricted stock units available for future grant	5,585,116	3,082,030
Stock options issued and outstanding	17,543,165	14,965,270
Unvested restricted stock units	759,773	719,656
Common stock warrants issued and outstanding	8,445,333	8,445,333
Total common stock reserved	32,333,387	27,212,289

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

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of September 30, 2025:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Outstanding, December 31, 2024	8,445,333	$0.0001
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, September 30, 2025	8,445,333	$0.0001

12. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,269	$3,622	$4,496	$8,833
General and administrative	1,260	3,155	4,121	9,627
Total stock-based compensation	$2,529	$6,777	$8,617	$18,460

Stock Options

A summary of stock option activity for the nine months ended September 30, 2025 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	14,965,270	$3.09	8.1	$—
Options granted	5,309,076	$0.86
Options exercised	—	$—
Options forfeited or cancelled	(2,731,181)	$2.35
Outstanding, September 30, 2025	17,543,165	$2.53	7.9	$6
Options exercisable, September 30, 2025	9,000,927	$3.22	7.1	$1
Vested and expected to vest, September 30, 2025	17,543,165	$2.53	7.9	$6

The assumptions used in the Black-Scholes option-pricing model to calculate stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value of common stock	$0.70 - $0.81	$1.44 - $1.55	$0.53 - $0.90	$1.21 - $3.12
Expected term (years)	5.77 - 6.07	5.77 - 6.08	5.5 - 6.08	5.5 - 6.08
Volatility	92.28% - 93.53%	85.32% - 86.64%	88.28% - 93.97%	82.15% - 86.64%
Risk free rates	3.81% - 4.0%	3.63% - 3.99%	3.81% - 4.43%	3.63% - 4.52%
Dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units (RSUs)

The summary of RSU activity and related information for the nine months ended September 30, 2025 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	719,656	$4.40
RSUs granted	619,300	$0.88
RSUs vested	(288,550)	$4.66
RSUs forfeited	(290,633)	$1.91
Outstanding, September 30, 2025	759,773	$2.35

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

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.3 million and $2.2 million was recognized in the nine months ended September 30, 2025 and 2024, respectively. The remaining incremental compensation cost of $0.2 million, net of the reversal of expense related to employee terminations prior to August 14, 2024, will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the consolidated statements of operations.

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

13. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss - basic and diluted	$(26,856)	$(30,478)	$(86,287)	$(88,395)
Weighted-average shares used in computing net loss per share, basic and diluted	91,086,464	90,846,293	91,315,390	86,865,285
Net loss per share, basic and diluted	$(0.29)	$(0.34)	$(0.94)	$(1.02)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of September 30,
	2025	2024
Options to purchase common stock	17,543,165	15,698,630
Unvested restricted stock units	759,773	765,856
Total	18,302,938	16,464,486

14. Income Taxes

The Company recognized no income tax expense during the three and nine months ended September 30, 2025 and 2024. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of September 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

15. Related Party

As of the latest public filing made by Regeneron, Regeneron owned 968,183 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the three and nine months ended September 30, 2025, the Company recorded no revenue from the Regeneron Agreement. See Note 9 for a discussion of the Regeneron Agreement.

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

The following table sets forth the Company’s segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
External program expenses for product candidates
ADI-001	$1,102	$4,880	$8,954	$15,194
ADI-270	3,444	1,332	8,914	3,295
ADI-212	646	—	1,415	—
Other programs(1)	—	(258)	—	(71)
Total external program expenses for product candidates	5,192	5,954	19,283	18,418
Non-program specific expenses(2)	3,636	3,791	8,400	10,113
Personnel-related expenses (including non-cash stock-based compensation)(3)	12,593	16,208	40,226	47,981
Depreciation	1,573	1,593	4,908	4,846
Professional services and consulting fees	1,667	1,539	6,087	4,139
Facilities and infrastructure expenses	1,780	2,206	6,385	6,301
Other segment expense(4)	1,511	1,862	4,939	5,074
Interest income	(1,172)	(2,730)	(4,253)	(8,647)
Other expense, net	76	55	312	170
Income tax provision	—	—	—	—
Segment net loss	$26,856	$30,478	$86,287	$88,395
(1)
Relates to programs that have been discontinued or are currently in the research stage.
(2)
Relates to platform research and development expenses which are not attributed to specific programs.
(3)
Relates to personnel-related expenses including non-cash stock-based compensation for the three months ended September 30, 2025 and 2024 of $2.5 million and $6.8 million, respectively, and the nine months ended September 30, 2025 and 2024 of $8.6 million and $18.5 million, respectively.
(4)
Relates to other expenses primarily for software subscriptions and licenses, office expenses, travel and entertainment, director compensation and recruiting fees.

17. Restricted Cash

As of September 30, 2025, the Company maintained letters of credit of $2.9 million, which are collateralized with bank accounts at financial institutions in accordance with the agreements. The letters of credit are included within restricted cash on the Company's consolidated balance sheets. Total restricted cash as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Redwood City, CA lease(1)	$2,337	$2,337
Boston, MA lease	266	266
Corporate credit card services	300	300
Total	$2,903	$2,903
(1)
Includes the Company's lease at 1000 Bridge Parkway and 1200 Bridge Parkway.

18. Subsequent Events

Underwritten Registered Direct Offering

On October 7, 2025, Adicet entered into the 2025 Underwriting Agreement related to the 2025 Offering of the 2025 Shares of Common Stock, and, in lieu of Common Stock to an investor, the 2025 Pre-Funded Warrants to purchase the 2025 Warrant Shares. The 2025 Shares were sold at a price of $1.00 per share and the 2025 Pre-Funded Warrants were sold at a price of

$0.9999 per underlying share, which represents the per share offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to the Company was $0.94 per 2025 Share and $0.93991 per 2025 Pre-Funded Warrant, representing a discount to the Underwriters of 6.0%. The Company received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $74.8 million. The Company may receive nominal proceeds, if any, from the exercise of the 2025 Pre-Funded Warrants.

Transfer of Listing to Nasdaq Capital Market

As described under Note 1, we received notice from Nasdaq in April 2025 regarding our failure to meet Nasdaq's Bid Price Requirement and had an initial 180-day period to regain compliance with the Bid Price Requirement. We did not regain compliance by October 6, 2025. On October 7, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our common stock to the Nasdaq Capital Market, effective at the opening of business on October 9, 2025. Following the transfer of the listing, we have been granted an additional 180 calendar day period to regain compliance with Nasdaq’s Bid Price Requirement. The additional 180-day grace period will end on April 6, 2026.

If we do not regain compliance by April 6, 2026, including any extensions that may be granted by Nasdaq, Nasdaq will provide written notice that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s delisting determination. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq, such appeal would be successful. We intend to monitor the closing bid price of our common stock and take such reasonable measures to regain compliance with the Bid Price Requirement, which may include the implementation of a reverse stock split. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement for continued listing on Nasdaq.

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

Our lead product candidate, ADI-001, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is being developed for the potential treatment of autoimmune diseases. We are also pursuing ADI-212, an optimized next-generation gene-edited and armored clinical candidate designed to enhance potency in solid tumors and to deliver multiple anti-tumor mechanisms of action to the tumor microenvironment. We aim to submit a new regulatory submission, such as an Investigational New Drug (IND) application or equivalent every 12-18 months.

ADI-001

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for ADI-001 in lupus nephritis (LN). In August 2024, we expanded our ADI-001 autoimmune clinical development program to include systemic lupus erythematosus (SLE), systemic sclerosis (SSc) and anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV). In September 2024, we activated sites for our Phase 1 clinical trial of ADI-001 in autoimmune diseases and opened enrollment for patients with LN. In October 2024, we received clearance for our IND amendment to evaluate ADI-001 in idiopathic inflammatory myopathies (IIM) and stiff person syndrome (SPS) as part of our Phase 1 clinical trial in autoimmune diseases. We believe the favorable safety profile, cellular kinetics and B cell depletion in peripheral blood and secondary lymphoid tissue demonstrated with ADI-001 clinical experience to date is favorable for development in autoimmune diseases. We believe the potential market opportunity for ADI-001 in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes LN), SSc, IIM and SPS. In June 2024, the FDA granted Fast Track Designation to ADI-001 for the potential treatment of relapsed/refractory class III or class IV LN. In February 2025, the FDA granted Fast Track Designation to ADI-001 for the potential treatment of adult patients with refractory SLE with extrarenal involvement and for SSc. In April 2025, we expanded enrollment to include patients with SLE for our Phase 1 clinical trial evaluating ADI-001 in autoimmune diseases and in July 2025, we reported that the first systemic sclerosis (SSc) patient has been dosed in the second cohort of the Phase 1 clinical trial. In October 2025, we announced positive preliminary results from seven SLE and LN patients dosed in our ongoing Phase 1 trial of ADI-001 in autoimmune diseases. . See “Recent Developments - ADI-001 Phase 1 Study Preliminary Data.” Based on these results, we plan to request a meeting with the FDA in the first quarter of 2026 to inform potential Phase 2 pivotal trial design, with the study initiation anticipated to commence in the second quarter of 2026. Enrollment is ongoing in our Phase 1 trial in patients with LN, SLE, SSc, IIM, SPS and AAV, with a clinical update anticipated for LN and SLE as well as an SSc clinical update in the first half of 2026. We also reported in October 2025 that the first patient has been dosed in a Phase 1 clinical trial of ADI-001 in patients with treatment-refractory rheumatoid arthritis (RA). The study will evaluate two conditioning regimens: cyclophosphamide alone and cyclophosphamide with fludarabine, to evaluate how different conditioning regimens may impact the overall therapeutic experience. We expect to provide a clinical update on this trial in the second half of 2026.

ADI-212

We are advancing ADI-212, an optimized next-generation gene-edited and armored clinical candidate designed to enhance potency in solid tumors and to deliver multiple anti-tumor mechanisms of action to the tumor microenvironment. ADI-212, which targets prostate specific membrane antigen (PSMA), has shown enhanced activity in preclinical studies, suggesting the potential for improved potency and tumor-cell killing capacity compared to previous generation alpha-beta and gamma-delta CAR T programs in oncology. It integrates membrane-tethered IL-12 (mbIL-12) armoring and CRISPR/Cas9 mediated disruption of subunit 12 of the mediator complex (MED12) to enhance potency in solid tumors and deliver multiple anti-tumor mechanisms of action within the tumor microenvironment. We expect to submit a regulatory filing for ADI-212 for the treatment of metastatic castration-resistant prostate cancer (mCRPC) in the first quarter of 2026. Subject to regulatory clearance to proceed with a clinical trial, we expect to report initial clinical data from this program in the second half of 2026. We believe the potential market opportunity for ADI-212 in mCRPC is significant based on the prevalence in the U.S., EU5, China and Japan of approximately 75,000 patients with second or third line advanced disease.

ADI-270

Due to the prioritization of ADI-001 in autoimmune indications and ADI-212 in prostate cancer, we have discontinued the development of ADI-270 and closed enrollment in the Phase 1 clinical trial in patients with metastatic/advanced clear renal cell carcinoma.

Recent Developments

2025 Offering of Common Stock and Pre-Funded Warrants

On October 7, 2025, we entered into an Underwriting Agreement (the 2025 Underwriting Agreement) related to an underwritten registered direct offering (the 2025 Offering) of 70,001,000 shares (the 2025 Shares) of Common Stock, and, in lieu of Common Stock to an investor, pre-funded warrants (the 2025 Pre-Funded Warrants) to purchase 10,000,000 shares of Common Stock (the 2025 Warrant Shares). The 2025 Shares were sold at a price of $1.00 per share and the 2025 Pre-Funded Warrants were sold at a price of $0.9999 per underlying share, which represents the per share offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to us was $0.94 per 2025 Share and $0.93991 per 2025 Pre-Funded Warrant, representing a discount to the Underwriters of 6.0%. We received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $74.8 million. We may receive nominal proceeds, if any, from the exercise of the 2025 Pre-Funded Warrants. The 2025 Offering closed on October 8, 2025.

Nasdaq Listing Transfer

On October 7, 2025, we received a notice (the Extension Notice) from Nasdaq informing us that Nasdaq has granted us an additional 180 calendar days, or until April 6, 2026, to regain compliance with the minimum $1.00 per share listing requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In connection with the Extension Notice, the listing of the Common Stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective at the opening of business on October 9, 2025. The Extension Notice has no other immediate effect on the listing of the Common Stock.

ADI-001 Phase 1 Study Preliminary Data

On October 7, 2025, we announced positive initial safety and efficacy data from the seven patients (five LN and two SLE patients) dosed with ADI-001 in the ongoing Phase 1 trial, with follow-up ranging from two to nine months, as of an August 31, 2025 data cut-off date. All patients demonstrated rapid and sustained reductions in the Systemic Lupus Erythematosus Disease Activity Index (SLEDAI-2K) score and Physician’s Global Assessment (PGA). All patients in the LN cohort achieved improved renal function, including three complete renal responses and Definition of Remission In Systemic lupus erythematosus (DORIS) remissions, and two partial responses. ADI-001 also demonstrated multiple hallmarks of immune reset with subsequent emergence of naïve and previously undetected B cell repertoire following single dose treatment. ADI-001 was well tolerated and demonstrated a favorable safety profile, with no reported cases of Immune Effector Cell-Associated Neurotoxicity Syndrome (ICANS) and no Grade 2 or higher Cytokine Release Syndrome (CRS) observed.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three months ended September 30,
	2025	2024	Change	% Change
Operating expenses
Research and development	$22,853	$26,253	$(3,400)	(13%)
General and administrative	5,099	6,900	(1,801)	(26%)
Total operating expenses	27,952	33,153	(5,201)	(16%)
Loss from operations	(27,952)	(33,153)	(5,201)	(16%)
Interest income	1,172	2,730	(1,558)	(57%)
Interest expense	(12)	(1)	11	1,100%
Other expense, net	(64)	(54)	10	19%
Loss before income tax benefit	(26,856)	(30,478)	(3,622)	(12%)
Income tax provision	—	—	—	0%
Net loss	$(26,856)	$(30,478)	$(3,622)	(12%)

Research and Development

	Three months ended September 30,
	2025	2024
Payroll and personnel expenses(1)	$9,411	$11,210
Costs incurred under agreements with consultants, CDMOs, and CROs	5,654	6,202
Lab materials, supplies and maintenance of equipment used for research and development activities	2,349	3,309
Other research and development expenses(2)	5,439	5,532
Total research and development expenses	$22,853	$26,253

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $3.4 million, or 13%, during the three months ended September 30, 2025 as compared to the same period in 2024. The decrease in research and development expenses was due to a $1.8 million decrease in payroll and personnel expenses and a $1.0 million decrease in lab supplies and materials related to lower headcount, a $0.7 million decrease in expenses related to CDMOs and contracted research and development (R&D) services due to lower utilization at external CDMOs, a $0.7 million decrease in expenses related to R&D consultants, partially offset by a $0.8 million of expenses related to CROs, and a $0.1 million decrease in facility-related expenses.

General and Administrative

General and administrative expenses decreased by $1.8 million, or 26% during the three months ended September 30, 2025 as compared to the same period in 2024. The decrease in general and administrative expenses was due to a $1.6 million decrease in payroll and personnel expenses primarily related to a decrease in stock-based compensation expense, and a $0.1 million decrease in facility-related expenses.

Interest Income

Interest income decreased by $1.6 million, or 57% during the three months ended September 30, 2025 as compared to the same period in 2024, which was primarily due to lower interest rates and lower cash balances for the period.

Other Expense, net

Other expense, net increased by less than $0.1 million, or 19%, during the three months ended September 30, 2025 as compared to the same period in 2024. This was primarily due to an increase in realized losses related to foreign exchange rates.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Operating expenses
Research and development	$74,091	$76,050	$(1,959)	(3%)
General and administrative	16,137	20,822	(4,685)	(23%)
Total operating expenses	90,228	96,872	(6,644)	(7%)
Loss from operations	(90,228)	(96,872)	(6,644)	(7%)
Interest income	4,253	8,647	(4,394)	(51%)
Interest expense	(12)	(3)	9	300%
Other expense, net	(300)	(167)	133	80%
Loss before income tax benefit	(86,287)	(88,395)	(2,108)	(2%)
Income tax provision	—	—	—	0%
Net loss	$(86,287)	$(88,395)	$(2,108)	(2%)

Research and development

	Nine Months Ended September 30,
	2025	2024
Payroll and personnel expenses(1)	$29,948	$32,351
Costs incurred under agreements with consultants, CDMOs, and CROs	17,558	18,114
Lab materials, supplies and maintenance of equipment used for research and development activities	8,693	8,972
Other research and development expenses(2)	17,892	16,613
Total research and development expenses	$74,091	$76,050

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $2.0 million, or 3%, during the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease in research and development expenses was primarily due to a $2.4 million decrease in payroll and personnel expenses due to lower headcount, a $7.1 million decrease related to lower CMO and contracted R&D services due to lower utilization at external CDMOs, and a $1.0 million decrease in R&D consultants partially offset by an increase of $7.7 million of CRO expenses, and a $0.3 million decrease in expenses related to lab supplies and materials. This decrease was partially offset by a $1.0 million increase in allocated facility expenses and a $0.3 million increase in professional fees.

General and administrative

General and administrative expenses decreased by $4.7 million, or 23%, during the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease in general and administrative expenses was due to a decrease in payroll and personnel related expenses of $4.7 million primarily related to a decrease in stock-based compensation and a $0.7 million decrease in facility-related expenses. The decrease was partially offset by a $0.7 million increase in professional fees.

Interest income

Interest income decreased by $4.4 million, or 51% during the nine months ended September 30, 2025 as compared to the same period in 2024, which was primarily due to lower interest rates and lower cash balances for the period.

Other expense, net

Other expense, net increased by $0.1 million, or 80%, during the nine months ended September 30, 2025 as compared to the same period in 2024. This was due to losses from disposals of property and equipment.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In January 2024, we raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, we terminated the JonesTrading ATM Program and entered into the Jefferies ATM Program. As of September 30, 2025, no shares of common stock have been sold through the Jefferies ATM Program.

On January 22, 2024, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC (Jefferies) and Guggenheim Securities, LLC, as representatives of the underwriters (the Underwriters), related to an underwritten public offering (the Offering) of shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase shares of our common stock. We received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.7 million. We may receive nominal proceeds, if any, from the exercise of the pre-funded warrants.

On October 7, 2025, we entered into the 2025 Underwriting Agreement related to the 2025 Offering of the 2025 Shares and, in lieu of Common Stock to an investor, the 2025 Pre-Funded Warrants to purchase the 2025 Warrant Shares. The 2025 Shares were sold at a price of $1.00 per share and the 2025 Pre-Funded Warrants were sold at a price of $0.9999 per underlying share, which represents the per share offering price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to us was $0.94 per 2025 Share and $0.93991 per 2025 Pre-Funded Warrant, representing a discount to the Underwriters of 6.0%. We received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $74.8 million. We may receive nominal proceeds, if any, from the exercise of the 2025 Pre-Funded Warrants.

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $103.1 million and restricted cash of $2.9 million held in cash collateral accounts. We expect that our cash, cash equivalents and short-term investments will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $86.3 million and $88.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $584.2 million.

As of the date of this Quarterly Report on Form 10-Q, we believe that with $103.1 million in cash, cash equivalents, and short-term investments in treasury securities as of September 30, 2025, and the additional $74.8 million we received as net proceeds from our 2025 Offering, will enable us to fund our operations into the second half of 2027. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(74,337)	$(68,277)
Investing activities	46,928	(97,122)
Financing activities	13	111,170
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,396)	$(54,229)

Cash Flows from Operating Activities

Net cash used in operating activities was $74.3 million for the nine months ended September 30, 2025. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $73.2 million, and a net decrease in operating assets and liabilities of $1.2 million. Non-cash items primarily included depreciation and amortization of $4.9 million, stock-based compensation expense of $8.6 million, non-cash lease expense of $2.4 million and a net amortization of premiums and accretion discounts on investments of $2.9 million. The net change in assets and liabilities was primarily due to a net decrease in accrued and other current and non-current liabilities of less than $0.1 million and a decrease in operating lease liability of $2.7 million, offset by an increase in accounts payable of $0.7 million, an increase in prepaid expenses and other current assets of $0.5 million and an increase in other non-current assets of $0.3 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $46.9 million for the nine months ended September 30, 2025, which consisted of $110 million related to maturities of short-term treasury securities, net of $61.3 million of purchases of short-term treasury securities and $1.7 million of purchases of lab equipment and leasehold improvements for our Good Manufacturing Practice (GMP) cell processing suite at 1000 Bridge Parkway.

Net cash used in investing activities was $97.5 million for the nine months ended September 30, 2024, which consisted of $96.6 million of purchases of short-term treasury securities and $0.9 million of purchases of lab equipment for our GMP cell processing suite at 1000 Bridge Parkway.

Cash Flows from Financing Activities

Net cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2025, which included $0.3 million in net proceeds from the issuance of common stock in connection with our employee stock purchase plan. This was partially offset by $0.1 million cash paid for taxes withheld on the net share settlement of equity awards and $0.2 million cash paid for the principal payment on finance leases.

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

Nasdaq Notice of Failure to Satisfy a Continued Listing Rule

On April 7, 2025 we received a notification letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (Nasdaq) notifying us that the bid price for our common stock, par value $0.0001 per share, had closed below $1.00 per share for the preceding thirty consecutive business days and that, as a result, we were not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (the Bid Price Requirement). The notification had no immediate effect on the listing of our common stock on the Nasdaq Global Market. We had an initial period of 180 calendar days to regain compliance with the Bid Price Requirement, which expired on October 6, 2025. To regain compliance, the closing bid price of our common stock is required to be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days.

We did not regain compliance by the October 6, 2025 deadline. On October 7, 2025, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our stock to the Nasdaq Capital Market, effective at the opening of business on October 9, 2025. As a result of the transfer of listing, we have an additional 180 calendar day period to regain compliance with Nasdaq’s Bid Price Requirement. The additional 180-day grace period will end on April 6, 2026

If we do not regain compliance by April 6, 2026, including any extensions that may be granted by Nasdaq, Nasdaq will provide written notice that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s delisting determination. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq, such appeal would be successful. We intend to monitor the closing bid price of our common stock and take such reasonable measures to regain compliance with the Bid Price Requirement, which may include the implementation of a reverse stock split. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement for continued listing on Nasdaq.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2025, we had cash, cash equivalents and short-term investments in treasury securities of $103.1 million, which consisted of cash and funds invested in treasury securities and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash, cash equivalents and short-term investments in treasury securities, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash, cash equivalents and short-term investments in treasury securities. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter of 2024, we identified a material weakness in internal controls over financial reporting related to unauthorized cash disbursements, as previously identified and discussed under Part II, Item 9A. of our Annual Report on Form 10-K. We fully implemented certain remediation efforts and believe that the remediation steps taken were sufficient to remediate the material weakness as of March 6, 2025, the date of our Annual Report on Form 10-K. As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Other than the remediation plan described in our Annual Report on Form 10-K filed with the SEC on March 6, 2025, no change in our internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, our Annual Report on Form 10-K for the year ended December 31, 2024, and in other documents that we file with the U.S. Securities and Exchange Commission (SEC), in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently: (i) net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales, from sales of our common stock under our “at-the-market” program in January 2024; (ii) net proceeds of approximately $91.7 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten public offering in January 2024; and (iii) net proceeds of approximately $74.8 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten registered direct offering in October 2025. For the three months ended September 30, 2025, we recorded net loss of $26.9 million. As of September 30, 2025, we had an accumulated deficit of $584.2 million.

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

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize ADI-001, our most advanced product candidate. In November 2024, we dosed our first LN patient in our Phase 1 clinical study of ADI-001 in autoimmune diseases. In April 2025, we expanded enrollment to include patients with SLE in our Phase 1 clinical trial. In July 2025, we reported that the first systemic sclerosis (SSc) patient has been dosed in the second cohort of the Phase 1 clinical trial evaluating ADI-001 in autoimmune diseases and we anticipate providing a clinical update in SSc patients in the first half of 2026. We have also opened enrollment for patients with IIM, SPS and AAV and RA. In October 2025, we announced preliminary data from our ADI-001 Phase 1 study in patients with LN and SLE. We plan to meet with the U.S. Food and Drug Administration (FDA) in the first quarter of 2026 to discuss the pivotal Phase 2 trial design, which is anticipated to commence in the second quarter of 2026.

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

We have received clearance for INDs to evaluate ADI-001 in clinical trials in a number of indications. Our pipeline also includes ADI-212, an optimized next-generation gene-edited and armored clinical candidate targeting prostate specific membrane antigen (PSMA). We expect to submit a regulatory filing for ADI-212 for the treatment of metastatic castration-resistant prostate cancer (mCRPC) in the first quarter of 2026. We aim to submit a new regulatory submission, such as an IND application or equivalent every 12-18 months. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND application for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

*We conduct certain clinical trials for our product candidates outside of the U.S. However, the FDA and comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We conducted our Phase 1 clinical trial for ADI-001 in RA outside the U.S., and may conduct one or more of our subsequent clinical trials for our product candidates outside the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside off the U.S. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $103.1 million in cash, cash equivalents, and short-term investments in treasury securities as of September 30, 2025, and the additional $74.8 million we received as net proceeds from our 2025 Offering, we are capitalized into the second half of 2027. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the development, approval, registration, manufacturing, packaging, licensing and marketing of new drugs. For example, under the People's Republic of China (PRC) law, before we or our subsidiaries commence a clinical trial with Shanghai Adicet Biotechnology Co., Ltd. (Shanghai Adicet) an approval or filing, as the case may be, needs to be obtained in advance for any projects in respect of human genetic resources in order to collect any biological samples that contain the genetic material of Chinese human subjects. Any failure to obtain such approval or filing could cause such projects to be suspended by governing authorities, and may result in fines. Investigator-initiated trials cannot be implemented in a medical and healthcare institution without first being approved by such medical and healthcare institutions. Such medical and healthcare institutions shall file such approval to the medical and healthcare authority which issues its operating license for record. Furthermore, under relevant PRC laws, a license for use of laboratory animals is required for performing experimentation on animals. Any failure to fully comply with such requirements may result in the invalidation of our experimental data. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our product candidates in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China. PRC authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. We believe our strategy and approach are aligned with the PRC government’s regulatory policies, but we cannot ensure that our strategy and approach will continue to be aligned.

In addition, the Foreign Investment Law in China grants foreign invested entities the same treatment as PRC domestic entities, except for those foreign invested entities that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list” published by the Ministry of Commerce, and the National Development and Reform Commission (2024 Negative List). We and our PRC subsidiaries, Adicet (Shanghai) Biotechnology Co., Ltd. (Adicet Shanghai) and Shanghai Adicet, each a wholly foreign-owned enterprise (WFOE), are currently considered to be a foreign invested entity in China.

The 2024 Negative List provides that foreign investment is prohibited in the development and application of human stem cell or gene diagnostic and therapeutic technologies. To date, there has been no official interpretation of the scope of “human stem cell or gene diagnostic and therapeutic technologies” and the application of this regulation remains unclear. If discovering and developing our allogeneic gamma delta T cell therapies are deemed by relevant PRC regulatory agencies as falling into the category of “human stem cell or gene diagnostic and therapeutic technologies,” Adicet Shanghai and Shanghai Adicet would be prohibited from engaging in the research or development of such technologies. It is also noted that in September 2024, Ministry of Commerce, National Healthcare Commission and National Medical Products Administration of PRC jointly announce a pilot policy (2024 Pilot Policy) to allow foreign invested entities in Free Trade Zone of Beijing, Shanghai, Guangdong and Hainan to develop human stem cell or gene diagnostic and therapeutic technologies, pursuant to which Shanghai Adicet, whose registered address is within the territory of Free Trade Zone of Shanghai, conduct our research and development activities in PRC.

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

Following the 2024 Pilot Policy which allows foreign invested entities in Free Trade Zone of Beijing, Shanghai, Guangdong and Hainan to develop human stem cell or gene diagnostic and therapeutic technologies, Adicet Therapeutics entered into an equity transfer agreement with the then-stockholders of the Adicet VIE to acquire 100% equity interests of the Adicet VIE from its then-stockholders (the Acquisition). In connection with the Acquisition, tax filings and registration with the Administration for Market Regulation were completed in August 2025. In August 2025, upon completion of the registration, the Adicet VIE is now a wholly owned subsidiary of Adicet Therapeutics and will continue to conduct research and development activities in China, and the contractual arrangements between Adicet Shanghai and the Adicet VIE is terminated accordingly.

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

The pharmaceutical industry in China is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including product development activities, clinical trials, registration, production, distribution, packaging, labeling, storage and shipment, advertising, licensing and post-approval pharmacovigilance certification requirements and procedures, periodic renewal and reassessment processes, data security and data privacy protection requirements and compliance and environmental protection. Violation of applicable laws and regulations may materially and adversely affect our business by impacting Shanghai Adicet through which we conduct certain research and development activities. The regulatory framework governing the pharmaceutical industry in China is subject to change and amendment from time to time. Any such change or amendment could materially and adversely impact our business, financial condition and prospects. The Chinese government has introduced various reforms to the Chinese healthcare system in recent years and may continue to do so, with an overall objective to expand basic medical insurance coverage and improve the quality and reliability of healthcare services. The specific regulatory changes under the various reform initiatives remain uncertain. The implementing measures to be issued may not be sufficiently effective to achieve the stated goals, and as a result, we may not be able to benefit from such reform to the extent we expect, if at all. Moreover, the various reform initiatives could give rise to regulatory developments, such as more burdensome administrative procedures, which may have an adverse effect on our business and prospects.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down several times, including beginning on October 1, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. The duration of the current government shutdown is unknown. If a prolonged government shutdown occurs or a widespread freeze on federal funding continues or occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of September 30, 2025, we had federal net operating loss carryforwards of approximately $339.7 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above or subject to other limitations, which could potentially result in increased future tax liability to us.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of September 30, 2025, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

Additionally, the UK formally left the EU on January 31, 2020. The EU and the UK have concluded a trade and cooperation agreement (TCA) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, the UK has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012. The regulatory regime in the UK therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in the future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the EU Clinical Trials Regulation, which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU member states, has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. The separate, and potentially diverging, regulatory regimes between the UK and the EU may increase our regulatory burden of applying for and obtaining authorization in the UK and the EU.

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

The Nasdaq Stock Market LLC (Nasdaq) has minimum requirements that a company must meet in order to remain listed on Nasdaq markets, including that we maintain a minimum closing bid price of $1.00 per share for our common stock. On April 7, 2025, we received a letter from Nasdaq notifying us that the closing bid price of our common stock was below $1.00 per share for the preceding 30 consecutive trading days. The notification had no immediate effect on the listing of our common stock on the Nasdaq Global Market. We had an initial period of 180 calendar days to regain compliance with the bid price requirement, which expired on October 6, 2025. To regain compliance, the closing bid price of our common stock is required to be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days. We have not yet regained compliance.

On October 7, 2025, we received a notice (Extension Notice) from Nasdaq granting us an additional 180 calendar days, or until April 6, 2026, to regain compliance with the bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In connection with the Extension Notice, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective at the opening of business on October 9, 2025. The Extension Notice had no other immediate effect on the listing of our common stock.

If we do not regain compliance by April 6, 2026, including any extensions that may be granted by Nasdaq, Nasdaq will provide written notice that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s delisting determination. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq, such appeal would be successful. We intend to monitor the closing bid price of our common stock and take such reasonable measures to regain compliance with the bid price requirement, which may include the implementation of a reverse stock split. There can be no assurance that we will be able to regain compliance with the bid price requirement for continued listing on Nasdaq.

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

Our common stock began trading on The Nasdaq Global Market on January 26, 2018 and now trades on The Nasdaq Capital Market under the symbol “ACET.” Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect your ability to sell shares you purchased. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and impair our ability to acquire other companies or technologies by using our shares as consideration.

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

*Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

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

On March 15, 2022, we filed a registration statement on Form S-3 (File No. 333-263587) with the SEC, which was amended by the Amendment No. 1 to the Registration Statement on Form S-3, as filed with the SEC on March 16, 2022, declared effective on May 9, 2022 (2022 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. Under the 2022 Shelf Registration Statement and a prospectus supplement filed on January 22, 2024, on January 25, 2024, we completed an underwritten public offering of shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase shares of our common stock. We received $98.0 million in aggregate gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses. As a result of this offering, our stockholders experienced significant dilution.

On March 6, 2025, we filed a registration statement on Form S-3 (File No. 333-285609) with the SEC, which was declared effective on March 14, 2025 (2025 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. Under the 2025 Shelf Registration Statement and a prospectus supplement filed on October 7, 2025, we completed an underwritten registered direct offering of 70,001,000 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 10,000,000 shares of common stock. The shares of common stock were sold at a price of $1.00 per share and the pre-funded warrants were sold at a price of $0.9999 per pre-funded warrant, which represents the pre share price of each share of common stock minus the $0.0001 per share exercise price for each pre-funded warrant. We received $80.0 million in aggregate gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses. As a result of this offering, our stockholders experienced significant dilution. If we sell, or the market perceives that we intend to sell, a substantial number of additional shares of our common stock under the 2025 Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 7, 2025).

10.1+

License and Collaboration Agreement, dated May 16, 2023, by and between the Registrant and CRISPR Therapeutics AG (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on August 7, 2025).

10.2+

Non-Exclusive License Agreement, dated July 9, 2024, by and between the Registrant and City of Hope (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on August 7, 2025).

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

ADICET BIO, INC.

Date: November 5, 2025	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: November 5, 2025	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)