Form 10-K
period 2025-12-31
Adicet Bio, Inc.
filed 2026-03-12
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $50.5 million based on a closing price of $0.61 per share as quoted by The Nasdaq Global Market on June 30, 2025. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2026, there were 9,596,407 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2026 annual meeting of shareholders, scheduled to be held on June 17, 2026, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Summary of the Material and Other Risks Associated with Our Business

•
We have a limited operating history and face significant challenges and expenses as we build our capabilities.
•
Our business is highly dependent on the success of prula-cel (formerly ADI-001). If we are unable to obtain regulatory approval for prula-cel in one or more indications and effectively commercialize this product candidate for the treatment of patients in indications for which we receive approval (if any), our business would be significantly harmed.
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
•
We may not be able to file Investigational New Drug (IND) applications, or comparable regulatory submissions, to commence additional clinical trials on the timelines we expect, and even if we are able to, the U.S. Food and Drug Administration (FDA) or analogous regulatory authorities may not permit us to proceed.
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
•
Although we have commenced manufacturing operations at our manufacturing facility, we currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including prula-cel. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
•
The uncertainties in the People’s Republic of China’s legal system regarding the Foreign Investment Law may subject our contractual arrangements to different interpretations or enforcement challenges, subject us to severe penalties or force us to relinquish our interests in our operations.
•
Business disruptions, including armed conflicts, could substantially delay our clinical trials or seriously harm our future revenue and financial condition and increase our costs and expenses.
•
A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business, including the potential impact of global conflicts on our supply or clinical trials.
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

i

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

These forward-looking statements include, among other things, statements about:

•
the timing of and our ability to execute our clinical trials for prula-cel in autoimmune indications, including the ability to successfully complete our Phase 1 clinical trial in lupus nephritis (LN) and initiate Phase 1 clinical trials in lupus erythematosus (SLE), systemic sclerosis (SSc), antineutrophil cytoplasmic autoantibody associated vasculitis (AAV), idiopathic inflammatory myopathy (IIM), stiff person syndrome (SPS) and rheumatoid arthritis (RA);
•
the timing, costs and effects of our workforce reduction and strategic pipeline prioritization;
•
our expectations regarding the preclinical development of ADI-212, and our ability to develop other product candidates in our research pipeline;
•
our expectations regarding prula-cel, including site activation and enrollment for and the availability, timing and announcement of data from our Phase 1 clinical trials for prula-cel and timing and plans for a potential Phase 2 pivotal trial;
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

BASIS OF PRESENTATION

In December 2025, we effected a 1-for-16 reverse stock split (the Reverse Stock Split) of our common stock, par value $0.0001 per share (common stock). As a result, every 16 shares of our common stock issued or outstanding were automatically reclassified into one validly issued, fully-paid and non-assessable new share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares were automatically entitled to receive cash in lieu of such fractional share. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under our equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of our outstanding stock options and other equity securities under our equity incentive plans. All outstanding warrants were also adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants, as applicable. Accordingly, unless otherwise noted, all share and per share amounts for all periods presented in this Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. The shares of our common stock retained a par value of $0.0001 per share.

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

Our lead product candidate, prulacabtagene leucel (prula-cel, formerly ADI-001), a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is being developed for the potential treatment of autoimmune diseases. We are also pursuing ADI-212, a next-generation gene-edited and armored clinical candidate designed to target prostate-specific membrane antigen (PSMA). ADI-212 is engineered to express a novel CAR binder designed to support enhanced tolerability and tumor-specific recognition. It integrates membrane-tethered IL-12 armoring and CRISPR/Cas9 mediated disruption of subunit 12 of the mediator complex (MED12) to enhance potency in solid tumors and to deliver multiple anti-tumor mechanisms of action to the tumor microenvironment. We aim to submit a new regulatory submission, such as an Investigational New Drug (IND) application or equivalent every 12-18 months.

Prulacabtagene leucel (prula-cel, formerly ADI-001)

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for prula-cel in lupus nephritis (LN). In August 2024, we expanded our prula-cel autoimmune clinical development program to include systemic lupus erythematosus (SLE), systemic sclerosis (SSc) and anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV). In September 2024, we activated sites for our Phase 1 clinical trial of prula-cel in autoimmune diseases and opened enrollment for patients with LN. In October 2024, we received clearance for our IND amendment to evaluate prula-cel in idiopathic inflammatory myopathies (IIM) and stiff person syndrome (SPS) as part of our Phase 1 clinical trial in autoimmune diseases. We believe the favorable safety profile, cellular kinetics and B cell depletion in peripheral blood and secondary lymphoid tissue demonstrated with prula-cel clinical experience to date is favorable for development in autoimmune diseases. We believe the potential market opportunity for prula-cel in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes LN), SSc, IIM and SPS. In June 2024, the FDA granted Fast Track Designation to prula-cel for the potential treatment of relapsed/refractory class III or class IV LN. In February 2025, the FDA granted Fast Track Designation to prula-cel for the potential treatment of adult patients with refractory SLE with extrarenal involvement and for SSc. In April 2025, we expanded enrollment to include patients with SLE for our Phase 1 clinical trial evaluating prula-cel in autoimmune diseases and in July 2025, we reported that the first SSc patient has been dosed in the second cohort of the Phase 1 clinical trial. In October 2025, we announced positive preliminary results from seven SLE and LN patients dosed in our ongoing Phase 1 trial of prula-cel in autoimmune diseases as of the August 31, 2025 data cut-off date. We plan to meet with the FDA in the second quarter of 2026 to inform potential pivotal trial design. Subject to regulatory clearance to proceed, we expect to initiate a potential pivotal study in LN or LN and SLE patients in the second half of 2026. In November 2025, we reached alignment with the FDA to allow LN and SLE patients to be dosed with prula-cel in the outpatient setting in ongoing and future clinical trials. Phase 1 enrollment is ongoing and we expect to provide a clinical update for this trial in LN, SLE and SSc patients in the first half of 2026, with a plan to provide an additional update in the second half of 2026. We also reported in October 2025 that the first patient was dosed in a Phase 1 clinical trial of prula-cel in patients with treatment-refractory rheumatoid arthritis (RA). The study will evaluate two conditioning regimens: cyclophosphamide alone and cyclophosphamide with fludarabine, to explore the potential to reduce the need for conditioning. The next clinical update on this trial is expected in the second half of 2026.

ADI-212

We are advancing ADI-212, a next-generation gene-edited and armored clinical candidate designed to target prostate-specific membrane antigen. ADI-212 is engineered to express a novel CAR binder designed to support enhanced tolerability and tumor-specific recognition. It integrates membrane-tethered IL-12 (mbIL-12) armoring and CRISPR/Cas9 mediated disruption of subunit 12 of the mediator complex (MED12) to enhance potency in solid tumors and deliver multiple anti-tumor mechanisms of action within the tumor microenvironment. We expect to submit a regulatory filing for ADI-212 for the treatment of metastatic castration-resistant prostate cancer (mCRPC) in the third quarter of 2026. Subject to regulatory clearance to proceed with a clinical trial, we expect to initiate patient enrollment in the fourth quarter of 2026. We believe the potential market opportunity for ADI-212 in mCRPC is significant based on the prevalence in the U.S., EU5, China and Japan of approximately 75,000 patients with second or third line advanced disease.

ADI-270

Due to the prioritization of prula-cel in autoimmune indications and ADI-212 in mCRPC, we have discontinued the development of ADI-270 and closed enrollment in the Phase 1 clinical trial in patients with metastatic/advanced clear renal cell carcinoma.

Our Pipeline

We are currently developing a pipeline of allogeneic “off-the-shelf” gamma delta T cell therapies, using either previously validated antigens or those that we identify and target using our CAR and other technology. Our most advanced product candidate in development, prula-cel, is in an ongoing Phase 1 clinical program across multiple autoimmune indications and we reported clinical data in LN and SLE patients from this trial in October 2025. We are also developing a pipeline to advance the research and development of allogeneic CAR T cell product candidates in autoimmune, hematological malignancies and solid tumor indications. We expect to continue to develop product candidates in autoimmune diseases and cancer based on our T cell platforms using ex vivo and in vivo CAR or other technologies.

Our pipeline is represented in the diagram below:

* Phase 3 may not be required if Phase 2 is registrational

+ License agreement with CRISPR for gene-editing technology. CRISPR has opt-in right to participate in a 50/50 cost and profit split.

RA is in a separate Phase 1 study of prula-cel.

Figure 1. Company Pipeline

Our Strategy

Our objective is to be the leading biotechnology company developing allogeneic gamma delta T cell therapies for autoimmune diseases and cancer. Key elements of our strategy include our plans to:

•
Continue to advance clinical development of prula-cel. Prula-cel, our lead product candidate, is in Phase 1 clinical development across multiple autoimmune diseases. CD20 is a validated target for autoimmune diseases.
•
Advance preclinical and clinical development of ADI-212 in mCRPC. Building on gamma delta 1 tissue tropism to solid tumors and three mechanisms of anti-tumor activity (CAR, innate and adaptive), CAR gamma delta 1 T cells may be well positioned to address solid tumors.
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
•
Exploit the potential for outpatient administration. While we expect that the initial subjects receiving our allogeneic gamma delta T cell-based therapies in clinical studies will be hospitalized for a minimum of 24-hours for observation after infusion, a favorable tolerability profile may allow administration of such investigational therapies in an outpatient setting. The FDA’s recent decision to allow for outpatient dosing for LN and SLE patients in ongoing and future clinical studies further supports this directional approach. We believe this would represent a significant competitive advantage for our gamma delta T cell-based therapies as compared to existing approved CAR T-cell therapy or other therapies.
•
Drive innovation in new areas by exploring additional therapeutic modalities to expand and strengthen our long-term autoimmune pipeline portfolio. Our strategy includes a broader research initiative encompassing additional preclinical programs, including gene-edited CAR T, “armoring” technologies and in vivo CAR T programs targeting B cells with the potential for reducing or eliminating the need for conditioning. We will continue to evaluate and incorporate additional therapeutic modalities that may broaden our capabilities and support the long-term growth of our pipeline.
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

Potential Advantages of Gamma Delta T Cell-Based Therapies

Immunotherapies developed using gamma delta T cells have a number of potential or anticipated advantages over other therapies developed using other cell types, including the following:

•
Consistent values observed. Exposure, measured by Cmax, D28 persistence and area under curve with prula-cel, has been consistent with values reported for approved autologous CD19 CAR T therapies. This property differentiates our CAR gamma-delta1 allogeneic T cell therapies from other allogeneic therapies.
•
Potential for superior cytotoxic activity. T cells from some patients, for example those with chronic lymphocytic leukemia, often display an exhausted, or otherwise dysfunctional, phenotype and CAR T cell products from these cells may perform poorly. Our allogeneic cell therapy is manufactured from unrelated donors whose T cells have been shown to generate highly active CAR T cells. Clinical B-cell depletion data from prula-cel in lymphoma, mirrors the B-cell depletion reported in academic studies by Shett et.al. of autologous CD19 CAR-T in lupus patients who experienced robust efficacy associated with an immune reset of the B cell compartment. Similarly, in lymphoma patients, prula-cel has demonstrated deep cytoreductive complete responses that surpassed the depth of response demonstrated by autologous CAR T therapy in the same patient.
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

•
Safety Potential. Prula-cel has shown to be well tolerated to date with no significant CRS, ICANS and an inherently lower risk of T-cell malignancies compared to autologous CAR-Ts. This profile and prula-cel's off-the-shelf availability makes it suitable for the treatment of autoimmune diseases and provides the potential to treat patients in the community setting.

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

Production of Gamma Delta T Cells

To produce gamma delta T cell-based product candidates, we isolate peripheral blood mononuclear cells from unrelated donors that meet all the safety criteria for human cells, tissues, and cellular and tissue-based products (HCT/P) for donors as outlined by the FDA in Title 21 of the Code of Federal Regulations (CFR), Part 1271. We then activate Vδ1 gamma delta T cells using a proprietary agonistic antibody and cytokines which expands these cells before transduction with replication-incompetent retroviral vectors containing the coding sequence for CAR constructs. These CAR-modified cells are further expanded at significant orders of magnitude, routinely greater than 6,000-fold at clinical scale, resulting in cell cultures that primarily consist of the desired gamma delta T cells. To reduce the chance of a patient developing GvHD, the remaining alpha beta T cells are then depleted using alpha-beta-specific, antibody-based techniques. The resulting gamma delta T cells are then formulated in an infusible solution to form the final drug product, which is filled into vials and then frozen to enable delivery of a post-thaw cell dose of CAR T cells. A schematic of our large-scale manufacturing process is summarized in the diagram below.

Figure 2. Production of Gamma Delta T Cells

Prula-cel, an Anti-CD20 CAR Gamma Delta T Cell Product Candidate Targeting Autoimmune Diseases

Our Solution, Prula-cel

Prula-cel is our gamma delta CAR T cell product candidate that is designed to target malignant B cells via an anti-CD20 CAR and via the gamma delta T cell endogenous receptors, which we are developing as an allogeneic immunocellular therapy for the treatment of multiple autoimmune diseases. Prula-cel is created from Vδ1 gamma delta T cells isolated from unrelated donors. It is manufactured in bulk under current Good Manufacturing Practices (cGMP) -compliant conditions and is intended to be supplied as an immediately available "off-the-shelf" anti-CD20 CAR T-cell therapy.

Prula-cel contains an anti-CD20 CAR that has a proprietary antigen-binding domain that recognizes a region of CD20 distinct from that recognized by rituximab. Similar to other CAR Ts cells including the one used to create Kymriah®, our CAR T cells contain the clinically validated costimulatory domain from 4-1BB and the CD3ζ.

Prula-cel Development Program

Autoimmune Diseases

In November 2024, we dosed our first LN patient in the Phase 1 trial of prula-cel in autoimmune indications and have since expanded the trial to enroll patients with LN, SLE, SSc, IIM, SPS, and AAV. Our trial involves a 3+3 dose escalation starting at 100 or 300 million CAR+ cells flat dose. Subject to safety findings, higher doses will be explored up to one billion CAR+ cells. Before prula-cel infusion, each patient will be conditioned with cyclophosphamide and fludarabine lymphodepletion. The dose limiting toxicity reporting window is set to 42 days; safety events during this period will be driving dose escalation decisions. The first safety assessment is scheduled on Day 28 after infusion, and then on months 3-6-9-12-18 and 24 thereafter. Once the maximum tolerated dose is determined, a dose expansion cohort will be opened to further characterize the safety and efficacy of prula-cel in lupus nephritis patients. Primary endpoints will be focused on safety. For an illustration of our prula-cel Phase 1 study design in autoimmune diseases, please refer to Figure 3 below.

The first patients enrolled in the trial were dosed at 1E8. Following an IND amendment, the starting dose for all subsequent cohorts was increased to 3E8 with potential to escalate up to 1E9 (based on 3+3 design) or de-escalate down to DL1 of 1E8 (in all cases CAR+ cells); LTFU = Long term follow up

Figure 3. Prula-cel Phase 1 Study Design in Autoimmune Diseases

In October 2025, we announced the dosing of the first treatment-refractory RA patient with prula-cel in a Phase 1 study. The study will evaluate two conditioning regimens: cyclophosphamide alone and cyclophosphamide with fludarabine. The primary objectives of the study are to evaluate the safety and tolerability of prula-cel. Secondary objectives include measuring cellular kinetics, pharmacodynamics, and disease activity scores. The Phase 1 study in RA testing prula-cel using two different conditioning regimens is in the context of a broader initiative at Adicet that seeks to deliver a best-in-class portfolio of therapies for autoimmune patients. This initiative includes additional ongoing preclinical programs, including gene-edited CAR T and in vivo CAR T programs targeting B cells with the potential for reducing or eliminating the need for conditioning.

ADI-212 Development Program

ADI-212 is a next-generation gene-edited and armored clinical candidate designed to target prostate-specific membrane antigen. ADI-212 is engineered to express a novel CAR binder designed to support enhanced tolerability and tumor-specific recognition. It integrates membrane-tethered IL-12 armoring and CRISPR/Cas9 mediated disruption of subunit 12 of the mediator complex (MED12) to enhance potency in solid tumors and deliver multiple anti-tumor mechanisms of action within the tumor microenvironment. We expect to submit a regulatory filing for ADI-212 for the treatment of mCRPC in the third quarter of 2026. Subject to regulatory clearance to proceed with a clinical trial, we expect to initiate patient enrollment in the fourth quarter of 2026.

ADI-270 Discontinuation and Data Read Out

In July 2025, we announced that we discontinued the development of ADI-270 for patients with metastatic/advanced ccRCC due to a strategic reprioritization our pipeline intended to optimize the development of assets.

As a result of our strategic pipeline prioritization, enrollment in the ADI-270 Phase 1 clinical trial was closed. As of the July 23, 2025 data cut, five patients with ccRCC who received the planned target dose level in the Phase 1 (1 billion CAR+

cells of ADI-270) with a second dose of (300 million CAR+ cells of ADI-270) demonstrated 100% disease control rate and 20% best overall response rate with no patient experiencing disease progression following ADI-270 dosing. ADI-270 demonstrated consistent and robust expansion and exposure in both blood and tumor biopsies. Additionally, in the Phase 1 study, ADI-270 demonstrated a favorable tolerability profile, with no reports of cytokine release syndrome or immune effector cell-associated neurotoxicity syndrome.

Additional Preclinical Programs (CAR and Other Technologies)

Our pipeline also includes additional internal gamma delta T cell therapy programs in discovery and preclinical development for autoimmune diseases, hematological malignancies and solid tumors. These pipeline programs were selected by integrating aspects of gamma delta one tissue homing, differentiated mechanisms of action, targeting enhancement and engineered armoring. We believe that the combination of our gamma delta T cells engineered with CAR or other technology provides the basis for a new generation of gamma delta T cell therapies that have the potential to transform the treatment of solid tumors. Additionally, we have ongoing preclinical programs and activities based on a differentiated approach using lentiviral vector to transduce functional CAR T cells in vivo, targeting B cells with the potential for reducing or eliminating the need for conditioning.

Our Strategic Agreements

We have entered into multiple strategic agreements and collaborations, including our License and Collaboration Agreement with Regeneron, our Antibody Discovery Agreement with Twist Bioscience Corporation, our License and Collaboration Agreement with CRISPR Therapeutics AG, and our Non-Exclusive License Agreement with the City of Hope. We have also entered into amendments to these original agreements. For additional information regarding our significant agreements, refer to Note 9. Third Party Agreements to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Our patent portfolio includes composition of matter, method of treatment and manufacturing process protection for our lead product candidates, prula-cel and ADI-212, as well as for our partnered program ADI-002 and several additional research-stage candidates. As of March 12, 2026, there are multiple granted patents and pending non-provisional applications in the United States and internationally directed to our gamma delta T cell expansion platform, including several pending patent families directed to particular reagents and related protocols for gamma delta T cell expansion and resulting gamma delta T cell compositions of matter, including engineered gamma delta CAR T cells which are expected to expire between 2035 and 2038, absent any patent term adjustment and/or extension. The first U.S. non-provisional application in our original patent family was granted as U.S. Patent No. 11,135,245, expiring on May 19, 2038; the first U.S. non-provisional application in our second patent family was granted as U.S. Patent No. 11,299,708, expiring on December 26, 2037; the second non-provisional application in this patent family was granted as U.S. Patent No. 12,364,714, expiring on May 30, 2039; and the first U.S. non-provisional application in our third patent family was granted as U.S. Patent No. 12,221,480, expiring on February 1, 2042.

We also have two pending international PCT applications directed to certain improvements in gamma delta CAR T cell engineering and armoring, where any subsequent national stage applications claiming the benefit of these PCT applications would expire in 2045 assuming they are filed and issued in due course. We also have one pending international PCT application directed to certain improvements in gamma delta CAR T cell manufacturing, where any subsequent national stage applications claiming the benefit of this PCT application would expire in 2045 assuming they are filed and issued in due course.

For our prula-cel program in particular, there is one patent family with multiple granted patents and pending non-provisional applications in the U.S. and internationally directed to CAR constructs and antigen binding domains relating to prula-cel, as well as their methods of use for certain indications, preconditioning methods, and dosing regimens, which, if issued, would expire in 2039, absent any patent term adjustment and/or extension. Additionally, we have a second patent family with pending non-provisional applications in the U.S. and internationally directed to certain methods of treating B cell malignancies using prula-cel which, if issued, are expected to expire in 2042, absent any patent term adjustment and/or extension. We also have a pending international PCT application directed to certain methods of treating autoimmune disorders using prula-cel, where any subsequent national stage applications claiming the benefit of this PCT application would expire in 2045 assuming they are filed and issued in due course.

For our ADI-212 program in particular, there is one patent family with pending non-provisional applications in the U.S. and internationally directed to CAR constructs with PSMA binding domains relating to ADI-212, as well as their methods of use for certain indications, which, if issued, would expire in 2044, absent any patent term adjustment and/or extension.

For our research-stage programs, we have several patent families with pending non-provisional applications in the U.S. and internationally focusing on dap10 which, if issued, would expire between 2042 and 2043, absent any patent term adjustment and/or extension. We also have one pending international PCT application directed to a companion diagnostic and related adjunctive therapy for use in adoptive cell therapies in general, where any subsequent national stage applications claiming the benefit of this PCT application would expire in 2044 assuming they are filed and issued in due course.

Finally, we also have a pending U.S. provisional patent application directed to certain aspects of in vivo CAR engineering, where any subsequent applications claiming the benefit of this provisional application would expire in 2047 assuming this application is converted, prosecuted and issued in due course.

For our ADI-002 program, partnered with Regeneron, there is one patent family with multiple granted patents and pending non-provisional applications in the United States and internationally directed to CAR constructs and antigen binding domains relating to ADI-002, as well as their methods of use for certain indications, preconditioning methods, and dosing regimens, which, if issued, would expire in 2039, absent any patent term adjustment and/or extension. We also have one patent family with pending non-provisional applications in the U.S. and internationally directed to certain proprietary antibodies to GPC3 and methods of use thereof which, if issued, would expire in 2042, absent any patent term adjustment and/or extension.

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

The patent positions of companies like us are generally uncertain and involve complex legal, scientific, and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents or if our patent filings will be commercially useful in protecting our commercial products and methods of using and manufacturing the same. We also cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold, or control may be challenged, circumvented or invalidated by third parties. In addition, while we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. Further, our trade secrets may otherwise become known or independently discovered by competitors.

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

We conduct internal GMP cell processing and vector manufacturing operations at our 1000 Bridge Parkway, Redwood City, California facility (1000 Bridge Parkway) for the production of viral vector and drug products intended for Phase 1/2 clinical trials. We have established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations. We also utilize separate third-party contractors to manufacture cGMP-compliant starting and critical materials that are used for the manufacturing of our product candidates, such as donor blood products, gamma delta T cell activating antibody, and guide ribonucleic acid. We believe all materials and components utilized in the production of the activating antibody producing cell line are available from qualified suppliers and suitable for pivotal process development in readiness for registration and commercialization. Going forward, we intend to continue to expand our manufacturing capability through agreements with leading cell therapy and viral vector CDMOs.

If there is a setback or delay with our own internal cell or vector manufacturing, we believe that there are a number of potential replacements, although we would likely incur some delay in identifying and qualifying such replacements. We plan to continue to create a robust supply chain with redundant sources of supply comprised of both internal and external infrastructure.

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

Autoimmune Competition

•
Allogeneic immune cell therapy competition: CRISPR Therapeutics AG, Fate Therapeutics, Inc., Nkarta, Inc., Century Therapeutics, Inc., Allogene Therapeutics, Inc., and Legend Biotech.
•
Autologous T-cell therapy competition: Novartis AG, Bristol-Myers Squibb Company, Autolus Therapeutics PLC, Cartesian Therapeutics, Inc., iCell Gene Therapeutics Inc., Cabaletta Bio, Inc., AstraZeneca PLC, Legend Biotech, and Kyverna Therapeutics, Inc.

Cancer Competition

•
Allogeneic T-cell therapy competition: Allogene Therapeutics, Inc., Caribou Biosciences, Inc., Century Therapeutics, Inc., Cellectis, S.A., CRISPR Therapeutics AG, Fate Therapeutics Inc., Precision Biosciences, Inc., Immatics Biotechnologies GmbH, TC BioPharm Limited, and IN8Bio, Inc.
•
Autologous T-cell therapy competition: Adaptimmune Therapeutics PLC, Autolus Therapeutics plc, Bristol-Myers Squibb Company, Gilead Sciences, Inc., Johnson & Johnson, Iovance Biotherapeutics, Inc., Mustang Bio, Inc., Legend Biotech, and Novartis International AG.

Although we believe our development of proprietary processes for engineering and manufacturing gamma delta T cells expressing CARs is unique due to what we believe is the enormous potential of these cells, it is likely that additional competition may arise from existing companies currently focusing on development of alpha beta or gamma delta T cell therapies, or from new entrants in the field.

Competition may also arise from non-cell based immune cancer platforms. For instance, we may experience competition from companies, such as Amgen Inc., Bristol-Myers Squibb Company, Cullinan Therapeutics, Inc., F. Hoffmann-La Roche AG, Genmab A/S, GlaxoSmithKline plc, GSK plc, MacroGenics, Inc., Merck & Co., Inc., Merus N.V., Regeneron Pharmaceuticals, Inc., Candid Therapeutics, Janux Therapeutics, and Xencor Inc., that are pursuing bispecific antibodies, which target both an antigen on the cancer or target B-cell and the T cell receptor, thus bringing both target cells and T cells in close proximity to maximize the likelihood of an immune response. Further, companies such as Novartis AG, F. Hoffmann-La Roche AG, Biogen Inc., AstraZeneca PLC, Climb Bio Inc., and GSK plc are developing antibody-based therapies targeting B cell antigens and other targets for the treatment of autoimmune diseases. Additionally, companies, such as Amgen Inc., AbbVie Inc., Daiichi Sankyo Company, Limited, GSK plc, Immunomedics, Inc., Johnson & Johnson, and Pfizer Inc., are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

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

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell therapy candidates are regulated as biologics. With this classification, commercial production of our products will need to occur in registered facilities in compliance with cGMP for biologics, and if applicable, the FDA’s current good tissue practices (cGTPs). The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA to the FDA for marketing authorization. Our products are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a Biologics License Application (BLA) before we can market them. Generally, before a new biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

Government authorities in the United States (at the federal, state, and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and the export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Even after obtaining initial marketing approval, a product and its manufacturer remain subject to extensive, continuing regulatory requirements, including with respect to manufacturing, quality control, adverse event reporting, advertising and promotion and periodic inspections by regulatory authorities.

United States Product Development Process

In the U.S., the FDA regulates biological products under the Federal Food, Drug and Cosmetic Act (the FDCA), the Public Health Service Act (the PHSA), and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, FDA Form 483, untitled letters, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, debarment, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

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

Before testing any biological product candidate, including our product candidates, in humans, the product candidate undergoes preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the key preclinical tests must comply with federal regulations and requirements including GLPs. An IND application is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND application is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and requests additional information and or places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The biological product is typically introduced into healthy human subjects and tested for safety. However, in the case of some products for severe or life-threatening diseases, such as cancer, initial human testing is routinely conducted directly in patients with the approval of relevant ethics committee(s), and under the supervision of a licensed physician.
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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. In case of an accelerated BLA approval, FDA may mandate a Phase 4 clinical trial prior to full approval. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within 7 calendar days after the sponsor’s initial receipt of the information.

Sponsors of applicable clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information within specific timeframes for publication on www.clinicaltrials.gov. Sponsors also must disclose certain results of these clinical trials, although disclosure of results may be delayed until after the new product or new indication has been approved by the FDA. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs, as well as clinical trial design.

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

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements, and if applicable, cGTP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product according to the requirements of the phase of clinical development. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the adequate stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance, and if applicable, cGTP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. Under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a product, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

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

Pediatric exclusivity is another type of regulatory market exclusivity in the United States Pediatric exclusivity that, if granted, adds six months to existing regulatory exclusivity periods for all formulations, dosage forms, and indications of the biologic. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, impose requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, numerous federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of health information, which may be even more restrictive and not preempted by HIPAA. thus complicating compliance efforts. Data protection laws outside of the U.S., including for example the General Data Protection Regulation in Europe, also govern the privacy and security of health information in. Such privacy and data protection laws and regulations are rapidly evolving and are subject to varying interpretations in their compliance requirements. In addition, regulators and legislators around the world are increasingly scrutinizing certain data transfers and have imposed data localization requirements, which could impact our ability to conduct our business across international borders.

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

The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025 ("OBBBA"), this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general is not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.

On December 19, 2025, CMS released two proposed rules that would incorporate most‑favored nation (“MFN”) pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single‑source drugs and sole‑source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole‑source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five‑year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

Individual states in the United States have also increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (UPLs) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.

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

To obtain regulatory approval of a medicinal product under EU regulatory systems, we must submit an MAA. The centralized procedure provides for the grant of a single marketing authorization by the European Commission (EC) that is valid across all of the EU, and in the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway). The scientific evaluation of MAAs for Advanced Therapy Medicinal Products (ATMPs) (which comprise gene therapy, somatic cell therapy and tissue engineered medicines) is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies (CAT). The CAT prepares a draft opinion on the quality, safety and efficacy of the ATMP which is the subject of the MAA, which is sent for final approval to the Committee for Medicinal Products for Human Use (CHMP). The maximum timeframe for the evaluation of an MAA for an ATMP is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the EC, which makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major public health interest, particularly from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Products with an orphan designation in the EU can receive ten years of market exclusivity, during which time “no similar medicinal product” for the same indication may be granted a marketing authorization. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) the prevalence of such condition is no more than five in 10,000 persons in the EU when the application is made, or (ii) without the benefits derived from orphan status, it is unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. The application for orphan designation must be submitted before the application for marketing authorization. The applicant may receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the MAA is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, orphan medicine marketing exclusivity may be revoked only in very select cases, such as if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder of the authorized orphan product consents to a second application; or (iii) the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product.

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the European Parliament proposed amendments to the legislative proposals. Once the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

Regulatory framework in the UK

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the EU Clinical Trials Regulation is not applicable in the UK. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) is the UK’s standalone medicines and medical devices regulator. On January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. A single United Kingdom-wide marketing authorization is granted by the MHRA for all novel medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.

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

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. In April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations. These changes, which will take full effect from April 2026, aim to create a streamlined, risk-proportionate system that accelerates approvals while maintaining robust safety standards.

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

European Union General Data Protection Regulation

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to the EU’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”, together with the EU GDPR, “GDPR”). The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU, including relating to processing of sensitive data (such as health data), ensuring there is a legal basis or condition to justify the processing of personal data, where required requirements relating to obtaining consent of individuals, disclosures about how personal data is to be used, limitations on retention of information, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, maintaining records of processing activities and documenting data protection impact assessments where there is high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with our EU clinical trials. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 (or £17,500,000 in the UK) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Company may also face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. In December 2025, the EC adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 (the “DUAA”) on 19 June 2025. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the European Economic Area (EEA) remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. There are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (“Framework”) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework). We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost. These mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

Restrictions on Transfers of Sensitive Data from the U.S. To China

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. The Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, prohibits transfers of data, including certain health data, biometric identifiers, and human genomic and other omic data, along with biospecimens from which such genomic or omic data can be derived, to countries of concern, including China and Hong Kong, as well as certain individuals and entities associated with those countries. The regulations also restrict or prohibit certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern or related persons, absent limited exemptions or, in some cases, specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, may result in exclusion from participation in federal and state programs and could restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials. Given our business operations in China, we may be at a heightened risk of non-compliance and enforcement. The regulation may require us to modify our data processing practices, stop or restrict certain data access or transfers, and dedicate significant resources in an effort to understand and to comply with its requirements. The scope and interpretation of the rule is not yet clear, including with respect to enforcement, and any failure or perceived failure by us to comply with its requirements could damage to our reputation, lead to a loss of business and result in substantial fines and penalties.

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

At the state level, numerous state laws govern privacy and security of personal information, including health information. For example, the California Consumer Privacy Act (CCPA), has created certain requirements for data use, sharing and transparency, and provides California residents certain rights concerning their personal information, such as access, correction, deletion and opt out of selling or sharing such data. The CCPA was amended by the California Privacy Rights Act (CPRA) which created a state agency that is vested with authority to implement and enforce the CCPA which is likely to lead to greater risk of enforcement.

Similar laws have been passed and proposed in numerous other states. These laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. Such laws may differ in their scope and enforcement, and may require us to dedicate significant resources in our efforts to comply with them. There are also states that are specifically focused on regulating health information, such as Washington’s My Health My Data Act (MHMDA), which became effective on March 31, 2024. The MHMDA imposes restrictions and requirements on the processing and sale of consumer health data and has a private right of action, which further increases compliance risk. Other states, including Connecticut and Nevada, have passed similar laws regulating consumer health data, and additional states are considering and may pass similar laws. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Human Capital

As of December 31, 2025, we had 102 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We have built a strong culture by collaboratively creating company values, a Mission and Vision. We seek input from employees on our culture through regular employee engagement surveys. We optimize employee performance through goal setting and regular written feedback. We offer attractive benefits, including competitive salaries, equity grants, an employee stock purchase plan, excellent health insurance, and a 401(k) match. We are committed to pay equity, regardless of gender, race/ethnicity, or sexual orientation and conduct comprehensive pay equity analyses on a semi-annual basis. During the pay equity reviews, we assess and ensure equality in pay for various groups to ensure fairness. In addition to providing strong benefits packages to employees, we believe in fostering individual and organizational effectiveness by offering our employees various professional development opportunities. We believe that investing in our employees’ career growth provides individuals and the organization with the knowledge and skills to respond effectively to current and future business demands and support the organization’s development efforts. Our culture is one that actively supports the application of new knowledge and skills on the job. In addition, we recognize several cultural holidays during the year in support of our diverse workforce. In 2026, we plan to continue adding to our human capital resources as we grow. We are also monitoring the current landscape of wage inflation and labor shortages in connection with our employees' overall compensation.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently: (i) net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales, from sales of our common stock under our “at-the-market” program in January 2024; (ii) net proceeds of approximately $91.7 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten public offering in January 2024; and (iii) net proceeds of approximately $74.8 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten registered direct offering in October 2025. For the year ended December 31, 2025, we recorded net loss of $116.8 million. As of December 31, 2025, we had an accumulated deficit of $614.7 million.

We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our gamma delta T cell platform, including prula-cel and ADI-212. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. In addition, certain of our existing license and collaboration agreements require cash payments upon the achievement of milestone events, royalties and profit-sharing, or other cash payments. These payment obligations, in addition to any payment obligations we may have under future arrangements with third parties, may have a substantial impact on our business, financial condition and profitability.

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

Risks Related to Our Product Candidates

Our business is highly dependent on the success of prula-cel. If we are unable to obtain regulatory approval for prula-cel in one or more indications and effectively commercialize this product candidate for the treatment of patients in indications for which we receive approval (if any), our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize prula-cel, our most advanced product candidate. In November 2024, we dosed our first LN patient in our Phase 1 clinical study of prula-cel in autoimmune diseases. In April 2025, we expanded enrollment to include patients with SLE in our Phase 1 clinical trial. In July 2025, we reported that the first systemic sclerosis (SSc) patient had been dosed in the second cohort of the Phase 1 clinical trial evaluating prula-cel in autoimmune diseases and we anticipate providing a clinical update in SSc patients in the first half of 2026. We have also opened enrollment for patients with IIM, SPS and AAV and RA. In October 2025, we announced preliminary data from our prula-cel Phase 1 study in patients with LN and SLE.

Our preclinical results or clinical results to date may not predict results for our planned or ongoing trials or any future studies of prula-cel, ADI-212, or any other product candidates. Because of the lack of evaluation of allogeneic products and gamma delta T cell therapy products in the clinic to date, any such product’s failure, or the failure of other allogeneic T cell therapies or gamma delta T cell therapies, may significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of allogeneic T cell therapies, which could have a material adverse effect on our reputation. If our gamma delta T cell therapy is viewed as less safe or effective than autologous therapies or other allogeneic T cell therapies, our ability to develop other allogeneic gamma delta T cell therapies may be significantly harmed.

All of our product candidates, including prula-cel and ADI-212, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because prula-cel is our most advanced product candidate, and because our other product candidates are based on similar technology, if prula-cel encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed, which could have a material adverse effect on our business, reputation and prospects.

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

The success of our business, including our ability to obtain financing and generate any revenue in the future, will primarily depend on the positive efficacy and safety profile and durability of our product candidates in our clinical trials, regulatory approval, successful development and commercialization of our novel product candidates, and our ability to build out our manufacturing capabilities, any of which may never occur. We have not yet succeeded and may not succeed in demonstrating efficacy and safety or durability for any of our product candidates in clinical trials or in obtaining marketing approval thereafter. Given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business, which could have a material adverse effect on our results of operations and prospects.

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

In addition, the clinical study requirements of the FDA, the European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Allogeneic gamma delta T cell therapies are novel therapies, with no T cell therapies licensed to date in the United States or the European Union to treat autoimmune diseases. Approvals by the EMA and FDA for existing autologous CAR T cell therapies, such as Kymriah® and Yescarta®, as well as other pathways to approval, may not be indicative of what these regulators may require for approval of our therapies. Also, while we expect reduced variability in our product candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agencies may require for approval or what such regulatory agencies may require for approval in connection with new product candidates.

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

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous CAR T-cell therapies and those under development have shown frequent rates of cytokine release syndrome and neurotoxicity, and adverse events have resulted in the death of patients. In January 2024, the FDA determined that new boxed warning language related to T-cell malignancies should be included in the labeling for all BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. While we believe our gamma delta T cell approach may lessen such results, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur and could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. In addition, while we anticipate our focus on gamma delta T cells may lessen the likelihood of graft versus host disease relative to therapies relying on unrelated alpha beta T cells, similar or other adverse events for our allogeneic gamma delta T cell product candidates may occur.

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

In addition to side effects and adverse events caused by any product candidates we may develop, the conditioning, administration process or related procedures that may be used with our product candidates may also cause adverse side effects. A T cell therapy patient is generally administered cytotoxic drugs to remove stem cells from the bone marrow to create sufficient space in the bone marrow for the modified stem cells to engraft and produce new cells. This procedure causes side effects and, among other potential risks, can transiently compromise the patient’s immune system, known as neutropenia, and reduce blood clotting, known as thrombocytopenia. If we are unable to demonstrate that such adverse events were caused by the conditioning regimens used, administration process or related procedure, or were otherwise unrelated to the therapy candidate being studied, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates we may develop for any or all target indications. Even if we are able to demonstrate that adverse events are not related to our product candidate, such occurrences could affect patient recruitment, the ability of enrolled patients to complete the clinical trial or the commercial viability of any product candidates that obtain regulatory approval.

If we are required by the FDA to obtain approval of a companion diagnostic in connection with approval of any of our product candidates and we do not obtain, or face delays in obtaining, FDA approval of such companion diagnostic, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

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

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities. In January 2024, FDA announced its intention to initiate the reclassification process for most in vitro diagnostics, including companion diagnostics. Further, FDA indicated that in addition to the reclassification process, FDA will continue taking a risk-based approach in the initial classification of individual in vitro diagnostics to determine whether a new test may be classified into class II through the de novo classification process. In so doing, FDA indicated that it may regulate most future companion diagnostics as class II devices. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic that the companion diagnostic was developed to detect.

If the FDA or a comparable foreign regulatory authority requires approval or clearance of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains regulatory approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval or clearance for these companion diagnostics. Any delay or failure by us or third party collaborators to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval or continued marketing of the relevant product. We or our collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, any of which may prevent us from completing our clinical trials or, if approved, commercializing our product candidates on a timely or profitable basis, if at all.

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

There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved.

In addition, for the ongoing Phase 1 study of prula-cel and any future clinical trials that may be completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit marketing applications for our product candidates. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Any of the foregoing could have a material adverse effect on our business, prospects and financial condition.

We may not be able to file IND applications, or comparable regulatory submissions outside the United States, to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or analogous regulatory authorities may not permit us to proceed.

We have received clearance for INDs to evaluate prula-cel in clinical trials in a number of indications. Our pipeline also includes ADI-212, an optimized next-generation gene-edited and armored clinical candidate targeting prostate specific membrane antigen (PSMA). We expect to submit a regulatory filing for ADI-212, such as an IND application or comparable regulatory submission outside the United States, for the treatment of metastatic castration-resistant prostate cancer (mCRPC) in the third quarter of 2026. We aim to submit a new regulatory submission, such as an IND application or equivalent every 12-18 months. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND application for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. The inability to initiate clinical trials any of our product candidates on the timeline we currently anticipate or at all could have a material adverse effect on our business, results of operations and prospects.

We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if these trials begin as planned, issues may arise that could result in the suspension, or termination, or clinical hold of such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our ongoing or future clinical studies may not be successful. Factors that may prevent successful or timely completion of clinical development include:

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
•
delays in recruiting eligible patients to participate in our clinical studies;
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
•
delays in having patients’ complete participation in a study or failure to return for post-treatment follow-up;
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

Timelines for filing INDs for our product candidates are dependent on further preclinical and manufacturing success, which we work on with various third parties. We cannot be sure that we will be able to submit our INDs in a timely manner, if at all, or that submission of an IND application or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that result in the suspension, termination, or clinical hold of such clinical trials.

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

In our current and planned clinical trials of our product candidates, we have contracted with and expect to continue to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. Any such difficulties could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending, terminating, or issuing a clinical hold on one or more of our clinical trials, and which could jeopardize regulatory approval. Medicines used at centers to help manage adverse side effects of prula-cel or our other product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates, any of which could have a material adverse effect on our ability to obtain regulatory approval and commercialize on the timelines anticipated or at all, which could have a material adverse effect on our business and results of operations.

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

•
the patient eligibility criteria and exclusion criteria defined in the protocol;
•
the size of the patient population required for analysis of the trial’s primary endpoints;
•
the proximity of patients to study sites;
•
the number and location of clinical sites, including the potential impact of global or regional conflicts;
•
the design of the trial;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
our ability to obtain and maintain patient consents; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before the infusion of our product candidates or trial completion.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, some of our clinical trial sites are also being used by some of our competitors, which may reduce the number of patients who are available for our clinical trials in that clinical trial site.

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

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our gamma delta T cell product candidates are based on novel technologies and will require the creation of inventory of mass-produced, “off-the-shelf” products, we expect that we will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with autoimmune diseases and cancer and to treat potential side effects that may result from our product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products, which is expected to have a material adverse effect on our financial position and ability to achieve profitability.

As a result, because we have limited financial and managerial resources, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in January 2024, we announced we had deprioritized enrollment of large B cell lymphoma patients in our Phase 1 clinical trial of prula-cel in non-Hodgkin's lymphoma and in September 2024 we announced a strategic prioritization to focus prula-cel development resources on autoimmune indications. In July 2025, we also announced that we discontinued the development of ADI-270 for patients with metastatic/advanced clear renal cell carcinoma to prioritize corporate resources on prula-cel and ADI-212. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business, financial condition and results of operations.

A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.

We are currently conducting research and development activities outside of the United States, including in China, and plan to continue to globally develop our product candidates. Accordingly, we expect that our development programs will be subject to additional risks related to operating in foreign countries, including but not limited to:

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

Furthermore, conducting clinical trials in countries outside the United States presents additional risks, including political and economic risks, such as armed conflict and economic embargoes or boycotts. We currently conduct and plan in the future to initiate clinical trials of prula-cel at sites outside of the United States, which may be located in countries involved in or impacted by political unrest and conflicts. For example, while we currently do not expect armed conflicts, such as the conflicts between Russia and Ukraine or Israel and Hamas, or related developments to have a significant impact on our ability to obtain results from our clinical trials, further escalation (whether in these countries or surrounding areas) may adversely affect our ability to adequately conduct certain clinical trials and maintain compliance with relevant protocols due to, among other reasons, the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence, or other governmental action or other events that restrict movement. These developments may also result in our inability to access sites for monitoring or to obtain data from affected sites or patients going forward. We could also experience disruptions in our supply chain or limits to our ability to provide sufficient investigational materials in such countries and surrounding regions. Clinical trial sites may suspend or terminate the trials being conducted and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in such trials. Alternative sites in these areas may not be available and we may need to find other countries to conduct the relevant trials. Furthermore, military action may prevent the FDA or other regulatory agencies from inspecting clinical sites in these countries. Such interruptions may delay our plans for clinical development and approvals for our product candidates.

We have conducted, and may in the future conduct, certain clinical trials for our product candidates outside of the U.S. However, the FDA and comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We conducted our Phase 1 clinical trial for prula-cel in RA outside the U.S., and may conduct one or more of our subsequent clinical trials for our product candidates outside the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, and require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. If the FDA does not accept data from our clinical trials of our product candidates, we would likely need to conduct additional clinical trials, which would be costly and time consuming and could delay or halt our development of our product candidates.

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

The FDA often approves new therapies initially only for use in patients who are currently not adequately treated with currently approved therapies. We expect to initially seek approval of prula-cel and our other product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy. There is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials, including potentially comparative trials against approved therapies. We are also targeting a similar patient population as autologous CAR T-cell product candidates, including approved autologous CAR T-cell products. Our therapies may not be as safe and effective as autologous CAR T-cell therapies and may only be approved for patients who are ineligible for autologous CAR T-cell therapy.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond prula-cel. Our pipeline also includes ADI-212, an optimized next-generation gene-edited and armored clinical candidate targeting PSMA. We plan to submit one new IND to the FDA every 12-18 months, including a regulatory filing for ADI-212 for the treatment of mCRPC in the third quarter of 2026. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements with third parties regarding the sales and marketing of our products; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that it will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product that receives regulatory approval in the United States or overseas. If we are unable to successfully market and distribute our products, either on our own or in collaboration with third parties, our business, results of operations and prospects could be materially adversely affected.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds, drugs, or biological products that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

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

Risks Related to Manufacturing

Although we have commenced manufacturing operations at our manufacturing facility, we currently depend on the ability of our third-party suppliers and manufacturers with whom we contract to perform adequately, particularly with respect to the timely production and delivery of our product candidates, including prula-cel. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Our product candidates and any products that we may develop may compete with other companies’ product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

We expect to spend a substantial amount of capital for the clinical development of our product candidates, including the ongoing and future clinical trials for prula-cel and preparations for a regulatory filing for ADI-212. We will need substantial additional financing to develop our products and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our products and initiate and complete registration trials for multiple products. Further, if approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of the date of this Annual Report on Form 10-K, we believe that with $158.5 million in cash, cash equivalents, restricted cash and short-term investments in treasury securities as of December 31, 2025, we are capitalized into the second half of 2027. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Our cash preservation activities, including the workforce reduction plan, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

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

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the development, approval, registration, manufacturing, packaging, licensing and marketing of new drugs. For example, under the People's Republic of China (PRC) law, before we or our subsidiaries commence a clinical trial with Shanghai Adicet Biotechnology Co., Ltd., (Shanghai Adicet), an approval or filing, as the case may be, needs to be obtained in advance for any projects in respect of human genetic resources in order to collect any biological samples that contain the genetic material of Chinese human subjects. Any failure to obtain such approval or filing could cause such projects to be suspended by governing authorities, and may result in fines. Investigator-initiated trials cannot be implemented in a medical and healthcare institution without first being approved by such medical and healthcare institutions. Such medical and healthcare institutions shall file such approval to the medical and healthcare authority which issues its operating license for record. Furthermore, under relevant PRC laws, a license for use of laboratory animals is required for performing experimentation on animals. Any failure to fully comply with such requirements may result in the invalidation of our experimental data. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our product candidates in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China. PRC authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. We believe our strategy and approach are aligned with the PRC government’s regulatory policies, but we cannot ensure that our strategy and approach will continue to be aligned.

In addition, the Foreign Investment Law in China grants foreign invested entities the same treatment as PRC domestic entities, except for those foreign invested entities that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list” published by the Ministry of Commerce, and the National Development and Reform Commission (2024 Negative List). We and our PRC subsidiaries, Adicet (Shanghai) Biotechnology Co., Ltd. (Adicet Shanghai), and Shanghai Adicet, each a wholly foreign-owned enterprise (WFOE), are currently considered to be a foreign invested entity in China.

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

In May 2024, we formed Adicet Shanghai, located in Shanghai, PRC, as a wholly owned subsidiary of Adicet Therapeutics. Through Adicet Shanghai, we operate our business in PRC pursuant to a series of contractual arrangements between Adicet Shanghai and Shanghai Adicet, and the Shanghai Adicet's shareholders, which enable us to (i) direct the activities of Shanghai Adicet that most significantly impact Shanghai Adicet’s economic performance, (ii) receive substantially all of the economic benefits of Shanghai Adicet and its subsidiary, and (iii)

have an exclusive option to purchase all or part of the equity interests and assets in Shanghai Adicet, when and to the extent permitted by PRC laws. As a result of these contractual arrangements, Adicet Therapeutics is considered the primary beneficiary of Shanghai Adicet and Shanghai Adicet’s subsidiaries (if any) for accounting purposes and is able to consolidate the financial results of Shanghai Adicet in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Investors in our common stock do not hold any ownership interest, directly or indirectly, in Shanghai Adicet in China, and we merely have a contractual relationship with the operating entity in China.

Our PRC legal counsel based on its understanding of the relevant laws and regulations, is of the opinion that (i) the ownership structure of Adicet Shanghai and Shanghai Adicet are in compliance with applicable PRC laws or regulations and (ii) such contractual arrangements constitute valid, legal and binding obligations enforceable against each party of such agreements in accordance with the terms of each agreement, and will not result in any violation of PRC laws or regulations currently in effect. However, our PRC legal counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may take a view that is contrary to the opinion of our PRC legal counsel.

Following the 2024 Pilot Policy which allows foreign invested entities in Free Trade Zone of Beijing, Shanghai, Guangdong and Hainan to develop human stem cell or gene diagnostic and therapeutic technologies, Adicet Therapeutics entered into an equity transfer agreement with the then-stockholders of Shanghai Adicet to acquire 100% equity interests of Shanghai Adicet from its then-stockholders (the Acquisition). In connection with the Acquisition, tax filings and registration with the Administration for Market Regulation of Shanghai Adicet were completed in August 2025. Upon completion of the registration, Shanghai Adicet is now a wholly owned subsidiary of Adicet Therapeutics and will continue to conduct research and development activities in China, and the contractual arrangements between Adicet Shanghai and Shanghai Adicet is terminated accordingly.

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

China has implemented an extensive legal framework governing data security, protection and privacy. China’s Data Security Law took effect in September 2021 and provided that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government.

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

Also, the Standing Committee of the National People’s Congress released the Personal Information Protection Law, which became effective in 2021. The Personal Information Protection Law provided a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the Personal Information Protection Law contains proposals for significant fines for serious violations of up to Renminbi 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities. Meanwhile, the State Council of the PRC promulgates the Regulations on the Administration of Network Data Security, which came into effect on January 1, 2025, and put forward a series of detailed requirements regarding data protection. With regard to the cross-border transfer of personal information, the Cyberspace Administration of China (CAC) released the Regulations on Promoting and Regulating Cross-border Data Flows in 2024. The Regulations on Promoting and Regulating Cross-border Data Flows establishes the latest regulatory framework for the cross-border transfer of personal information. The personal information handler should pass the security assessment, submit the standard contract signed for the provision of personal information abroad, or be certified by a specialized agency for the protection of personal information authentication before the cross-border transfer of the personal information when certain threshold provided in the Regulations on Promoting and Regulating Cross-border Data Flows is reached. Over the past year, the CAC has issued regulatory measures focused on data security and cross-border data flows, including the February 14, 2025, “Administrative Measures for Personal Information Protection Compliance Audits”, June 27, 2025, “Guidelines for the Declaration of Data Outbound Security Assessment (3rd Edition)”, and September 11, 2025, “Measures for the Administration of National Cybersecurity Incident Reporting”. In addition, the National Information Security Standardisation Technical

Committee (TC260) issued its finalized “Cybersecurity Standard Practice Guidelines: Personal Information Protection Compliance Audit Requirements”. The CAC has also increased its enforcement activity, including a regulatory sweep focused on app and SDK developers. We expect the CAC and additional Chinese regulators to maintain a high level of scrutiny in the data security, cross-border data transfer and artificial intelligence space.

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

Ongoing conflicts, including conflicts between Russia and Ukraine and Israel and Hamas and a deterioration in the bilateral relationship between the United States and PRC, may increase the likelihood of supply or clinical trial interruptions and hinder our ability to find the materials we need to make our product candidates or conduct our clinical trials. Supply disruptions make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which increases pressure on our costs and increases the risk that we may be unable to acquire the necessary goods and services to successfully manufacture our product candidates. If we were to encounter difficulties related to global conflicts, our ability to provide our product candidates and to conduct our preclinical studies or clinical trials, such as our ongoing, planned, or future clinical trials of prula-cel, could be delayed or suspended. Any delay or interruption in the supply of trial materials or disruption to the clinical trial itself could delay the completion of such trials, increase the costs associated with maintaining these research and development activities and, depending upon the period of delay, require us to commence new preclinical studies or clinical trials at additional expense or terminate such trials completely.

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

Without appropriation of necessary funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, adequate staffing, furloughs, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, leadership and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, in 2025, changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions or marketing applications. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

For example, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, in some instances have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs or a widespread freeze on federal funding continues or occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

In addition, with the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to the extent and manner in which the U.S. government will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regualotry frameworks in a manner that could impact our operations.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. For further discussion on U.S. healthcare regulations, see the section entitled “Business–Government Regulation and Product Approval—Other U.S. Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending themselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, debarment, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Data protection, privacy and similar laws restrict access, use, and disclosure of information, and failure to comply with or adapt to changes in these laws could materially and adversely harm our business.

We are subject to federal and state data privacy and security laws and regulations, and laws and expectations relating to privacy continue to evolve. Changes in these laws may limit our data access, use and disclosure, and may require increased expenditures. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, the California Consumer Privacy Act (CCPA) requires covered businesses to, among other things, provide notices to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. In addition, the California Privacy Rights Act (CPRA), which amended the CCPA, became effective on January 1, 2023 and imposed additional obligations on companies covered by the legislation. The CPRA modified the CCPA and has created a state agency that is vested with authority to implement and enforce the CCPA. There are also states that are specifically regulating health information or specific types of information, such as biometric information, and regulators and legislators are continuing to propose and adopt new laws and regulations protecting privacy and certain types of personal information. For example, Washington’s My Health My Data Act (MHMDA) regulates the collection and sharing of consumer health information and includes a private right of action, which further increases compliance risks.

Given the breadth and depth of changes in privacy, data protection and consumer protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and ongoing review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that store, process or transfer personal data on our behalf. Compliance with such laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business. Any failure or perceived failure by us to comply with such laws and regulations could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. There is also the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

The collection and use of personal health data in the European Economic Area (EEA) is governed by the General Data Protection Regulation (EU GDPR) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”, together with the EU GDPR, “GDPR”). The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for controllers of personal data, including stringent requirements relating to ensuring an appropriate legal basis or condition applies to the processing of personal data, stricter requirements relating to obtaining consent from data subjects, stricter requirements around the collection of sensitive data (such as health data), expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, implementing safeguards to protect the security and confidentiality of personal data and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States.

Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. On June 19, 2025, the UK Government adopted the Data (Use and Access) Act 2025 (the “DUAA”). This may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU GDPR, the European Commission issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted (“UK Adequacy Decision”). In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. The European Commission has issued forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The UK is not subject to the EC’s new standard contractual clauses but has published the UK International Data Transfer Agreement and International Data Transfer Addendum to the new standard contractual clauses (the IDTA), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024 Companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (Framework), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework has already been challenged and could be invalidated like its predecessor frameworks. We are required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million (or £17.5 million in the UK) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR or UK GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security, including as informed by regulatory guidance. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (IRC), as amended, if a corporation undergoes an “ownership change” (generally defined as one or more shareholders or groups of shareholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by a greater than 50 percentage point change (by value) over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2025, we had federal net operating loss carryforwards of approximately $472.7 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above or subject to other limitations, which could potentially result in increased future tax liability to us.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (IRS) and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (OBBBA) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the IRC, in taxable years beginning after December 31 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of December 31, 2025, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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
•
product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the development or commercialization of our product candidates;
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

In addition to existing collaborations, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for discovery, development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators because, for example, third parties also have rights to allogeneic T cell technologies. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail discovery efforts or the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential manufacture or commercialization, or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our expense. If we elect to fund and undertake discovery, development, manufacturing or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary discovery, development, manufacturing and commercialization activities, we may not be able to further develop our product candidates, manufacture the product candidates, bring them to market or continue to develop our technology and our business may be materially and adversely affected.

We are subject to certain exclusivity obligations under our agreement with Regeneron.

Under the Regeneron Agreement, both parties have obligations not to research, develop, manufacture or commercialize an immune cell product (ICP) with the same target as one being developed under a research program or commercialized by a party (and royalty bearing under the agreement), for so long as such activities are occurring. These exclusivity obligations are limited to engineered gamma delta immune cells to targets reasonably considered to have therapeutic relevance in cancer. If our collaboration with Regeneron is not successful, including any failure caused by the risks listed in the preceding paragraphs, and the agreement and research programs are not terminated, we may not be able to enter into collaborations with other companies with respect to ICPs and our business could be adversely affected.

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

We currently depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical studies and clinical trials under agreements with us.

We negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We rely heavily and expect to continue to rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs requirements, and if applicable, cGTP requirements, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Our internal computer systems and the systems of our CROs, contractors and consultants are vulnerable to cybersecurity threats. Additionally, we operate in a hybrid work environment. As our employees and our business partners’ employees work from home and access our systems remotely, we may be subject to heightened security and privacy risks, including the risks of cyber attacks and privacy incidents. Cybersecurity threats include, but are not limited to, social-engineering attacks (including through phishing attacks), business email compromise, online and offline fraud, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, access attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and telecommunications failures, among other cybersecurity risks. Threat actors and their techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. We may expend significant resources to try to protect against these threats to our systems. Certain data privacy and security laws, as well as industry best practice standards, may require us to implement and maintain security measures. While we have implemented security measures designed to protect our systems and confidential and sensitive data, there can be no assurance that these measures will be effective. Bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of allogeneic T cell therapies for autoimmune diseases and cancer. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain marketing approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays in obtaining regulatory approvals, including due to:

•
delays in obtaining regulatory authorization to begin a trial, if applicable;
•
the need to redesign our study protocols and/or conduct additional studies as may be required by a regulator;
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
•
having patients complete a trial, including patients enrolled in clinical trials dropping out of the trial before the product candidate is manufactured and returned to the site, or failure to return for post-treatment follow-up;
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
•
inability to manufacture, or obtain from third parties, sufficient quantities of qualified materials under cGMPs, or if applicable, cGTPs, for the completion of in preclinical studies and clinical trials;
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

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA, EMA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the Data Safety Monitoring Committee. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates may be harmed, and our ability to generate product revenue may be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition from biosimilar products.

The Biologics Price Competition and Innovation Act (BPCIA) established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA.

We believe that any of our product candidates that are approved in the United States as a biological product under a BLA should qualify for the 12-year period of reference product exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, potentially creating the opportunity for biosimilar competition sooner than anticipated. During this 12-year exclusivity period, a competing product may still be marketed if the FDA approves a full BLA containing the applicant’s own preclinical and clinical trial data demonstrating safety, purity and potency. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors. State pharmacy laws govern whether interchangeable products can be readily substituted for the reference product.

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

The general approach for FDA approval of a new biologic is for the sponsor to provide dispositive data from one or two well-controlled, Phase 3 clinical studies of the relevant biologic in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We expect registrational trials for our product candidates to be designed to evaluate the efficacy of the product candidate in an open-label, non-comparative, two-stage, pivotal, multicenter, single-arm clinical trial in patients who have exhausted available treatment options. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, the process of clinical development is inherently uncertain and we do not have any agreement or guidance from the FDA that our future regulatory development plans are acceptable or will be sufficient to support submission of a BLA. For example, we may seek an accelerated approval pathway for our one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. If we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all.

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
•
the FDA or comparable foreign regulatory authorities will inspect our manufacturing facility (or our CDMO’s facility) and may not find it acceptable; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We have received fast track designation for prula-cel for the treatment of relapsed/refractory Class III or IV LN, refractory SLE with extrarenal involvement, and SSc. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the product candidate sponsor may apply for fast track designation for a particular indication. We may seek fast track designation for certain of our product candidates, but there is no assurance that the FDA will grant this status to any of our product candidates. Marketing applications filed by sponsors of product candidate with fast track designation may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

From time to time, we may publish interim, top-line or preliminary results from our preclinical studies or clinical trials. Such clinical results are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of preliminary or top-line data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim, “top-line,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. It is also difficult to predict the timing of announcing interim results.

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

Any regulatory approvals that we receive for our product candidates will require post-market surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy (REMS), in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, quality control, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers are required to register establishments with the FDA and certain state agencies, and will be subject to continual review and unannounced inspections by the FDA and state agencies to assess compliance with cGMPs and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information.

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
•
fines, FDA Form 483s, untitled letters, warning letters or holds on clinical trials;
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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of autoimmune diseases and cancer, we cannot accurately estimate the potential revenue from our product candidates. For further discussion on coverage and reimbursement matters, see the section entitled “Business—Government Regulation and Product Approval Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. For further discussion on healthcare reform matters, see the section entitled “Business – Government Regulation and Product Approval – Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering MFN Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “MFN” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021. Recent CMS proposals, including the GLOBE, GUARD, and GENEROUS, could materially impact the Company’s revenue.

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

We are aware of United States and foreign patents held by a third party relating to gamma delta T cell expansion protocols and related compositions which, on information and belief, are invalid and/or not infringed. In the event that these patents are successfully asserted against our product candidates, such as prula-cel, or the use of our precursor cells in manufacture of these product candidates, such litigation may negatively impact our ability to commercialize these product candidates in such jurisdictions. We are also aware of several United States and foreign patents held by third parties relating to certain CAR compositions of matter, methods of making and methods of use which, on information and belief, are invalid and/or not infringed. Nevertheless, third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when prula-cel, or another CAR-based product candidate is approved by the FDA, third parties may then seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid and/or not infringed.

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
•
the timing and results of clinical trials of prula-cel;
•
our ability to obtain FDA clearance of additional INDs for prula-cel in autoimmune indications;
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

On March 6, 2025, we filed a registration statement on Form S-3 (File No. 333-285609) with the SEC, which was declared effective on March 14, 2025 (2025 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. Under the 2025 Shelf Registration Statement and a prospectus supplement filed on October 7, 2025, we completed an underwritten registered direct offering of 4,375,062 shares of our common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 625,000 shares of common stock. The shares of common stock were sold at a price of $16.00 per share and the pre-funded warrants were sold at a price of $15.9984 per pre-funded warrant, which represents the pre share price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. We received $80.0 million in aggregate gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses. As a result of this offering, our stockholders experienced significant dilution. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the 2025 Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

Governance Related to Cybersecurity Risks

Our Senior Director of Information Technology (IT) reports directly to our Chief Financial Officer (CFO) and is responsible for the strategic leadership and direction of our cybersecurity program, with support from our Associate Director of IT. With over 20 years of experience in IT and cybersecurity risk management, our Senior Director of IT works alongside individuals across other Company management functions to establish and implement our cybersecurity risk management strategy. Our Senior Director of IT is informed of and monitors cybersecurity incidents through communications with system users as well as monitoring our intrusion detection systems and firewalls.

Our audit committee, which reports directly to the board of directors, is responsible for overseeing our cybersecurity risk management program pursuant to the audit committee’s charter. The audit committee receives periodic updates on cybersecurity risks, mitigation strategies, and, if necessary, incident response activities from our Senior Director of IT or CFO. The audit committee may update the full board of directors on matters relating to cybersecurity risk management as needed.

Item 2. Properties.

We have offices in Boston, Massachusetts, and Redwood City, California. Our principal executive offices are located at 131 Dartmouth Street, 3rd Floor, Boston, Massachusetts. On January 31, 2024, our Boston, Massachusetts lease at 200 Berkeley Street was terminated by the landlord due to closing of the office space. On January 19, 2024, we entered into a membership agreement with Industrious Bos 131 Dartmouth Street LLC for office space at 131 Dartmouth Street, Boston, Massachusetts (the Dartmouth Street Agreement). The Dartmouth Street Agreement commenced on February 1, 2024 and was set to originally expire on January 31, 2025. On March 12, 2024 and on November 25, 2024, we amended the Dartmouth Street Agreement to include additional office space and extend the term of the lease. As amended on November 25, 2024, the extended lease commenced on February 1, 2025 and was set to expire on January 31, 2026. As further amended on November 20, 2025, the extended lease commenced on February 1, 2026 and will expire on January 31, 2027.

We also lease office and laboratory space located at 1000 Bridge Parkway, Redwood City, California. The lease commenced on March 31, 2020 and expires on February 28, 2030. In addition, we had leased office space at 1200 Bridge Parkway, Redwood City, California. This lease commenced on June 17, 2022 and expired on June 30, 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The Nasdaq Capital Market under the symbol “ACET”. Trading of our common stock commenced on January 26, 2018 on The Nasdaq Global Market, in connection with our initial public offering of resTORbio. Prior to that time, there was no established public trading market for our common stock.

As of March 10, 2026, we had approximately 8 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Our lead product candidate, prula-cel, a first-in-class allogeneic gamma delta T cell therapy expressing a CAR targeting CD20, is being developed for the potential treatment of autoimmune diseases. We are also pursuing ADI-212, a next-generation gene-edited and armored clinical candidate designed to target prostate-specific membrane antigen (PSMA). ADI-212 is engineered to express a novel CAR binder designed to support enhanced tolerability and tumor-specific recognition. It integrates membrane-tethered IL-12 armoring and CRISPR/Cas9 mediated disruption of subunit 12 of the mediator complex (MED12) to enhance potency in solid tumors and to deliver multiple anti-tumor mechanisms of action to the tumor microenvironment. We aim to submit a new regulatory submission, such as an Investigational New Drug (IND) application or equivalent every 12-18 months.

Prula-cel

In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for prula-cel in lupus nephritis (LN). In August 2024, we expanded our prula-cel autoimmune clinical development program to include systemic lupus erythematosus (SLE), systemic sclerosis (SSc) and anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV). In September 2024, we activated sites for our Phase 1 clinical trial of prula-cel in autoimmune diseases and opened enrollment for patients with LN. In October 2024, we received clearance for our IND amendment to evaluate prula-cel in idiopathic inflammatory myopathies (IIM) and stiff person syndrome (SPS) as part of our Phase 1 clinical trial in autoimmune diseases. We believe the favorable safety profile, cellular kinetics and B cell depletion in peripheral blood and secondary lymphoid tissue demonstrated with prula-cel clinical experience to date is favorable for development in autoimmune diseases. We believe the potential market opportunity for prula-cel in B cell mediated autoimmune diseases is substantial based on the prevalence in the U.S., EU5, China and Japan of greater than 1.7 million patients with autoimmune diseases where CAR-T cell therapy has demonstrated clinical proof-of-concept, including SLE (which includes LN), SSc, IIM and SPS. In June 2024, the FDA granted Fast Track Designation to prula-cel for the potential treatment of relapsed/refractory class III or class IV LN. In February 2025, the FDA granted Fast Track Designation to prula-cel for the potential treatment of adult patients with refractory SLE with extrarenal involvement and for SSc. In April 2025, we expanded enrollment to include patients with SLE for our Phase 1 clinical trial evaluating prula-cel in autoimmune diseases and in July 2025, we reported that the first SSc patient has been dosed in the second cohort of the Phase 1 clinical trial. In October 2025, we announced positive preliminary results from seven SLE and LN patients dosed in our ongoing Phase 1 trial of prula-cel in autoimmune diseases as of the August 31, 2025 data cut-off date. We plan to meet with the FDA in the second quarter of 2026 to inform potential pivotal trial design. Subject to regulatory clearance to proceed, we expect to initiate a potential pivotal study in LN or LN and SLE patients in the second half of 2026. In November 2025, we reached alignment with the FDA to allow LN and SLE patients to be dosed with prula-cel in the outpatient setting in ongoing and future clinical trials. Phase 1 enrollment is ongoing and we expect to provide a clinical update for this trial in LN, SLE and SSc patients in the first half of 2026, with a plan to provide an additional update in the second half of 2026. We also reported in October 2025 that the first patient was dosed in a Phase 1 clinical trial of prula-cel in patients with treatment-refractory rheumatoid arthritis (RA). The study will evaluate two conditioning regimens:

cyclophosphamide alone and cyclophosphamide with fludarabine, to explore the potential to reduce the need for conditioning. The next clinical update on this trial is expected in the second half of 2026.

ADI-212

We are advancing ADI-212, a next-generation gene-edited and armored clinical candidate designed to target prostate-specific membrane antigen. ADI-212 is engineered to express a novel CAR binder designed to support enhanced tolerability and tumor-specific recognition. It integrates membrane-tethered IL-12 (mbIL-12) armoring and CRISPR/Cas9 mediated disruption of subunit 12 of the mediator complex (MED12) to enhance potency in solid tumors and deliver multiple anti-tumor mechanisms of action within the tumor microenvironment. We expect to submit a regulatory filing for ADI-212 for the treatment of metastatic castration-resistant prostate cancer (mCRPC) in the third quarter of 2026. Subject to regulatory clearance to proceed with a clinical trial, we expect to initiate patient enrollment in the fourth quarter of 2026. We believe the potential market opportunity for ADI-212 in mCRPC is significant based on the prevalence in the U.S., EU5, China and Japan of approximately 75,000 patients with second or third line advanced disease.

ADI-270

Due to the prioritization of prula-cel in autoimmune indications and ADI-212 in mCRPC, we have discontinued the development of ADI-270 and closed enrollment in the Phase 1 clinical trial in patients with metastatic/advanced clear renal cell carcinoma.

Recent Developments

Reverse Stock Split

On December 30, 2025, our 1-for-16 reverse stock split (Reverse Stock Split) was effective following approval by our stockholders at our special meeting in December 2025. As a result, every 16 shares of our issued common stock were combined into one share of our common stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares were automatically entitled to receive cash in lieu of such fractional share. The shares of our common stock retained a par value of $0.0001 per share. Trading of the common stock on the Nasdaq Capital Market commenced on a split-adjusted basis at market open on December 30, 2025, under the existing trading symbol “ACET.”

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

Adequate funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials or we may also be required to sell or license to other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to supplement our funds, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially affect our business and financial condition.

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

Interest Expense

Interest expense consists primarily of interest on finance lease liabilities.

Other Expense, Net

Other expense, net primarily consists of state franchise and capital taxes not related to income and losses on disposal of fixed assets.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Twelve Months Ended December 31,
	2025	2024	Change	% Change
Operating expenses
Research and development	$99,127	$99,323	$(196)	(0%)
General and administrative	22,987	28,292	(5,305)	(19%)
Total operating expenses	122,114	127,615	(5,501)	(4%)
Loss from operations	(122,114)	(127,615)	(5,501)	(4%)
Interest income	5,777	10,714	(4,937)	(46%)
Interest expense	(36)	(4)	32	800%
Other expense, net	(430)	(217)	213	98%
Loss before income tax benefit	(116,803)	(117,122)	(319)	(0%)
Income tax provision	—	—	—	0%
Net loss	$(116,803)	$(117,122)	$(319)	(0%)

Research and Development

	Twelve Months Ended December 31,
	2025	2024
Payroll and personnel expenses(1)	$37,564	$42,693
Costs incurred under agreements with consultants, CDMOs, and CROs	27,832	22,269
Lab materials, supplies and maintenance of equipment used for research and development activities	10,940	11,670
Other research and development expenses(2)	22,791	22,691
Total research and development expenses	$99,127	$99,323

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $0.2 million, or less than 1%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in research and development expenses was primarily due to a $5.1 million decrease in payroll and personnel expenses related to lower headcount and a $0.7 million decrease in lab supplies and materials. This decrease was partially offset by a net $5.6 million increase in contracted research and development costs primarily related to CRO costs associated with autoimmune studies.

General and Administrative

General and administrative expenses decreased by $5.3 million, or 19%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in general and administrative expenses was primarily due to a decrease in payroll and personnel expenses primarily related to a decrease in stock-based compensation of $3.6 million, a decrease in recruiting and employee travel expenses of $0.3 million, decreases in rent, office related expenses and allocated facility expense of $1.5 million and a decrease of $0.2 million related to corporate insurance and property taxes. This decrease was partially offset by a $0.3 million increase in professional fees.

Interest Income

Interest income decreased by $4.9 million, or 46%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to lower interest rates and lower cash balances for the period.

Other Expense, Net

Other expense, net increased by $0.2 million, or 98%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. This was primarily due to a loss on disposal of assets related to furniture and equipment located in 1200 Bridge Parkway, due to expiration of lease in June 2025.

Income Tax Benefit

There was no income tax expense or benefit for the years ended December 31, 2025 and 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In January 2024, we raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, we terminated the JonesTrading ATM Program and entered into the Jefferies ATM Program. As of December 31, 2025, no shares of common stock have been sold through the Jefferies ATM Program.

On January 22, 2024, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC (Jefferies) and Guggenheim Securities, LLC, as representatives of the underwriters (the Underwriters), related to an underwritten public offering (the Offering) of 2,023,729 shares of our common stock, which included 332,813 shares sold and issued upon the exercise in full by the Underwriters of their option to purchase additional shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 527,833 shares of common stock. The shares of common stock were sold at a public offering price of $38.40 per share and the pre-funded warrants were sold at a public offering price of $38.3984 per pre-funded warrant, which represents the per share public offering price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to us was $36.096 per share and $36.0944 per pre-funded warrant, representing a discount to the Underwriters of 6.0%. We received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.7 million. We may receive nominal proceeds, if any, from the exercise of the pre-funded warrants.

On October 7, 2025, we entered into an underwriting agreement related to an underwritten registered direct offering (the 2025 Offering) of 4,375,062 shares (the 2025 Shares) of Common Stock, and, in lieu of Common Stock to an investor, pre-funded warrants (the 2025 Pre-Funded Warrants) to purchase 625,000 shares of Common Stock (the 2025 Warrant Shares). The 2025 Shares were sold at a price of $16.00 per share and the 2025 Pre-Funded Warrants were sold at a price of $15.9984 per underlying share, which represents the per share offering price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to us was $15.04 per 2025 Share and $15.03856 per 2025 Pre-Funded Warrant, representing a discount to the Underwriters of 6.0%. We received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $74.8 million. We may receive nominal proceeds, if any, from the exercise of the 2025 Pre-Funded Warrants.

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $158.5 million and restricted cash of $2.9 million. We expect that our cash, cash equivalents and short-term investments will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

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

In April 2024, the Term Loan availability under our Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remained available. On November 27, 2024, we executed a payoff letter (the Payoff Letter) with Banc of California to repay in full all outstanding indebtedness and terminate all commitments and obligations, subject to certain exceptions, under the Loan Agreement. Under the Payoff Letter, we agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. We paid the $10,000 administrative fees in December 2024. As of December 31, 2025, we have $2.9 million of restricted cash held in cash collateral accounts. No termination penalty was paid in connection with the Payoff Letter.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $116.8 million and $117.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $614.7 million.

As of December 31, 2025, we had cash, cash equivalents, and short-term investments of $158.5 million. We believe that our cash, cash equivalents and short-term investments will be sufficient for us to fund our operations for at least twelve months from the issuance date of our consolidated financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(95,246)	$(92,378)
Investing activities	2,393	(119,242)
Financing activities	75,245	111,307
Net decrease in cash, cash equivalents and restricted cash	$(17,608)	$(100,313)

Cash Flows from Operating Activities

Net cash used in operating activities was $94.6 million for the year ended December 31, 2025. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $20.1 million and a net increase in operating assets and liabilities of $1.5 million. Non-cash items primarily included stock-based compensation expense of $14.3 million, depreciation and amortization of $6.4 million and non-cash lease expense of $3.4 million. The net increase in assets and liabilities was primarily due to an increase of $1.9 million in accrued and other current and non-current liabilities, an increase of $1.7 million in prepaid expenses and other current assets, an increase in accounts payable of $1.0 million and an increase of $0.3 million in other non-current assets. The increase was partially offset by a decrease of $3.4 million in operating lease liability.

Net cash used in operating activities was $92.4 million for the year ended December 31, 2024. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $30.3 million and a net decrease in operating assets and liabilities of $5.5 million. Non-cash items primarily included stock-based compensation expense of $22.2 million, depreciation and amortization of $6.5 million and non-cash lease expense of $3.2 million. The net decrease in assets and liabilities was primarily due to a decrease of $3.7 million in operating lease liability, a decrease of $2.0 million in accrued expenses and other current and non-current liabilities, and a decrease of $1.3 million in prepaid expenses and other current assets. The decrease was partially offset by an increase in accounts payable of $1.1 million and an increase in other non-current assets of $0.4 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.4 million for the year ended December 31, 2025, which consisted of $145.0 million related to maturities of short-term treasury securities, net of $140.9 million of purchases of short-term treasury securities and $1.7 million of purchases of lab equipment for our GMP cell processing suite at 1000 Bridge Parkway.

Net cash used in investing activities was $119.2 million for the year ended December 31, 2024, which consisted of $129.1 million of purchases of short-term treasury securities and $1.1 million of purchases of lab equipment for our GMP cell processing suite at 1000 Bridge Parkway. We received $11.0 million related to the maturities of short-term treasury securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $75.2 million for the year ended December 31, 2025, which included approximately $75.2 million in net proceeds from the issuance of our common stock and pre-funded warrants in the 2025 Offering and $0.3 million in net proceeds from the issuance of common stock in connection with our employee stock purchase plan. This was partially offset by $0.1 million cash paid for taxes withheld on the net share settlement of equity awards and $0.2 million cash paid for the principal payment on finance leases.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $158.5 million, which consisted of cash and funds invested in treasury securities and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash, cash equivalents, restricted cash and short-term investments in treasury securities. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025 and 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the remediation plan described in our Annual Report on Form 10-K filed with the SEC on March 6, 2025, no change in our internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors, executive officers and corporate governance will be included in our 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference (excluding pay versus performance disclosure).

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

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference (excluding pay versus performance disclosure).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts (PCAOB Auditor ID: 185).

The information required by this item regarding principal accounting fees and services will be included in our 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Adicet Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adicet Bio, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 12, 2026

Adicet Bio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$38,918	$56,495
Short-term investments in treasury securities	119,612	119,808
Prepaid expenses and other current assets	2,396	3,833
Total current assets	160,926	180,136
Restricted cash	2,872	2,903
Property and equipment, net	16,532	22,524
Operating lease right-of-use asset	10,927	14,228
Finance lease right-of-use asset	1,022	—
Other non-current assets	76	428
Total assets	$192,355	$220,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,739	$4,830
Accrued and other current liabilities	13,606	11,430
Operating lease liability	2,837	3,132
Finance lease liability	349	—
Total current liabilities	21,531	19,392
Operating lease liability, net of current portion	10,910	14,102
Finance lease liability, net of current portion	642	—
Other non-current liabilities	62	116
Total liabilities	33,145	33,610
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; none issued and outstanding as of December 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 9,586,770 and 5,160,545 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	10	5
Additional paid-in capital	773,795	684,482
Accumulated deficit	(614,697)	(497,894)
Accumulated other comprehensive income	102	16
Total stockholders’ equity	159,210	186,609
Total liabilities and stockholders’ equity	$192,355	$220,219

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$99,127	$99,323
General and administrative	22,987	28,292
Total operating expenses	122,114	127,615
Loss from operations	(122,114)	(127,615)
Interest income	5,777	10,714
Interest expense	(36)	(4)
Other expense, net	(430)	(217)
Loss before income tax provision	(116,803)	(117,122)
Income tax provision	—	—
Net loss	$(116,803)	$(117,122)
Net loss per share, basic and diluted	$(16.95)	$(21.33)
Weighted-average common shares used in computing net loss per share, basic and diluted	6,891,336	5,491,652
Other comprehensive income
Unrealized gain on treasury securities, net of tax	86	16
Total other comprehensive income	86	16
Comprehensive loss	$(116,717)	$(117,106)

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	2,704,370	$1	$550,946	$(380,772)	—	$170,175
Issuance of common stock upon exercise of stock options	5,768	—	195	—	—	195
Issuance of common stock upon vesting of restricted stock	11,524	—	—	—	—	—
Shares withheld for taxes	(4,238)	—	(141)	—	—	(141)
Issuance of common stock pursuant to at-the-market offering, net of issuance costs of $0.6 million	396,875	1	19,265	—	—	19,266
Issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs of $6.3 million	2,023,729	3	91,649	—	—	91,652
Purchase of common stock under Employee Stock Purchase Plan	22,517	—	335	—	—	335
Stock-based compensation expense	—	—	22,233	—	—	22,233
Net income	—	—	—	(117,122)	—	(117,122)
Other comprehensive income	—	—	—	—	16	16
Balance at December 31, 2024	5,160,545	$5	$684,482	$(497,894)	$16	$186,609
Issuance of common stock upon exercise of stock options	50	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock	17,912	—	—	—	—	—
Shares withheld for taxes	(7,213)	—	(104)	—	—	(104)
Issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs of $5.2 million	4,375,062	5	74,823	—	—	74,828
Purchase of common stock under Employee Stock Purchase Plan	40,414	—	326	—	—	326
Stock-based compensation expense	—	—	14,267	—	—	14,267
Net loss	—	—	—	(116,803)	—	(116,803)
Other comprehensive loss	—	—	—	—	86	86
Balance at December 31, 2025	9,586,770	$10	$773,795	$(614,697)	$102	$159,210

The accompanying notes are an integral part of these consolidated financial statements.

Adicet Bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(116,803)	$(117,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,381	6,468
Noncash lease expense	3,383	3,197
Stock-based compensation expense	14,267	22,233
Loss on disposal of property and equipment	103	—
Net amortization of premiums and accretion of discounts on investments	(4,093)	(1,668)
Amortization of deferred transaction costs	43	39
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,681	(1,271)
Other non-current assets	308	353
Accounts payable	1,029	1,106
Operating lease liability	(3,449)	(3,691)
Accrued and other current and non-current liabilities	1,904	(2,022)
Net cash used in operating activities	(95,246)	(92,378)
Cash flows from investing activities
Purchases of short-term treasury securities	(140,869)	(129,124)
Maturities of short-term treasury securities	145,000	11,000
Purchases of property and equipment	(1,738)	(1,118)
Net cash provided by (used in) investing activities	2,393	(119,242)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	—	19,266
Proceeds from issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance costs	75,172	91,652
Proceeds from exercise of stock options	1	195
Proceeds from Employee Stock Purchase Plan	326	335
Taxes withheld and paid related to net share settlement of equity awards	(104)	(141)
Principal payments on finance leases	(150)	—
Net cash provided by financing activities	75,245	111,307
Net change in cash, cash equivalents and restricted cash	(17,608)	(100,313)
Cash, cash equivalents and restricted cash at the beginning of period	59,398	159,711
Cash, cash equivalents and restricted cash at the end of period	$41,790	$59,398
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$38,918	$56,495
Restricted cash	2,872	2,903
Cash, cash equivalents and restricted cash in consolidated balance sheets	$41,790	$59,398
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$209	$1,454
Right-of-use asset acquired under finance leases	$1,104	—
Offering costs in accounts payable and accrued expenses	$344	—

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

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $614.7 million as of December 31, 2025. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

On March 12, 2021, the Company entered into a Capital On Demand™ Sales Agreement (the JonesTrading Sales Agreement) with JonesTrading Institutional Services LLC, as sales agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of shares of common stock from time to time in “at-the-market” (ATM) offerings. In August 2022, pursuant to the JonesTrading Sales Agreement and subject to the limitations thereof, the Company sold an aggregate of 163,233 shares of common stock at $275.68 per share resulting in net proceeds to the Company of $43.4 million after deducting sales agent commissions and expenses. In November 2022, the Company filed a new prospectus supplement to the 2021 Shelf Registration Statement for the offer and sale of up to $100.0 million of shares of common stock from time to time through the sales agent, which includes the $30.0 million of shares of common stock not sold under the original prospectus and up to an additional $70.0 million of shares of common stock (the JonesTrading ATM Program). In January 2024, the Company raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, the Company terminated the JonesTrading ATM Program.

On January 22, 2024, Adicet entered into an Underwriting Agreement (the Underwriting Agreement) with Jefferies LLC (Jefferies) and Guggenheim Securities, LLC (the Underwriters) related to an underwritten public offering (the Offering) of 1,690,917 shares (the Shares) of common stock of the Company, par value $0.0001 per share (the Common Stock), and, in lieu of Common Stock to an investor, pre-funded warrants (the Pre-Funded Warrants) to purchase 527,833 shares of Common Stock (the Warrant Shares). The Shares were sold at a public offering price of $38.40 per share and the Pre-Funded Warrants

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

were sold at a public offering price of $38.3984 per underlying share, which represents the per share public offering price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to the Company was $36.096 per Share and $36.0944 per Pre-Funded Warrant, representing a discount to the Underwriters of 6.0%. In addition, the Company granted the Underwriters an option exercisable for 30 days from the date of the Underwriting Agreement to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 332,813 shares of Common Stock. On January 23, 2024, the Underwriters exercised this option in full. The Company received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.7 million. The Company may receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.

In March 2024, the Company entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of its Common Stock from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal. As of December 31, 2025, no shares of common stock have been sold under the Jefferies Sales Agreement.

On October 7, 2025, the Company entered into an Underwriting Agreement (the 2025 Underwriting Agreement) related to an underwritten registered direct offering (the 2025 Offering) of 4,375,062 shares (the 2025 Shares) of Common Stock, and, in lieu of Common Stock to an investor, pre-funded warrants (the 2025 Pre-Funded Warrants) to purchase 625,000 shares of Common Stock (the 2025 Warrant Shares). The 2025 Shares were sold at a price of $16.00 per share and the 2025 Pre-Funded Warrants were sold at a price of $15.9984 per underlying share, which represents the per share offering price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to the Company was $15.04 per 2025 Share and $15.03856 per 2025 Pre-Funded Warrant, representing a discount to the Underwriters of 6.0%. The Company received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $74.8 million. The Company may receive nominal proceeds, if any, from the exercise of the 2025 Pre-Funded Warrants.

The Company expects that its cash, cash equivalents and short-term investments, including the proceeds raised through the 2025 Offering, will be sufficient to fund its forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of these consolidated financial statements.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Reverse Stock Split

On December 26, 2025, the Company announced that the Board of Directors determined to effect a one-for-16 reverse stock split (the "Reverse Stock Split") of the Company's common stock, par value $0.0001 per share.

The Reverse Stock Split ratio is within the previously disclosed range of ratios for reverse stock split authorized by the stockholders of the Company at the 2025 Special Meeting of Stockholders of the Company held on December 19, 2025. The Reverse Stock Split took effect at 12:01 a.m. Eastern Time on December 30, 2025, and the Company's common stock began trading on a split-adjusted basis on The Nasdaq Capital Market as of the opening of trading on December 30, 2025.

On the effective date, every sixteen (16) of Adicet's issued shares of common stock were combined into one issued share of common stock, without any change to the par value per share. This reduced the number of outstanding shares of common stock from approximately 153.3 million shares to approximately 9.6 million shares. The Reverse Stock Split did not affect the absolute number of the Company's authorized shares of common stock, which remains at 300,000,000, but the total number of shares of the Company's common stock available for future issuance increased.

Proportional adjustments have also been made to the number of shares of common stock awarded and available for issuance under the Company's equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company's outstanding stock options and other equity securities under the Company's equity incentive plans. All outstanding pre-funded warrants have also been adjusted in accordance with their terms, which will result in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise prices of such warrants, as applicable. No fractional shares will be issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares will automatically be entitled to receive cash in lieu of such fractional share. Accordingly, unless otherwise noted, all share and per share amounts for all periods presented in this Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. The shares of our common stock retained a par value of $0.0001 per share.

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

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research and development of allogeneic gamma delta T cell therapies for autoimmune diseases and cancer. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Chief Operating Decision Maker (CODM) uses consolidated net loss to monitor budget versus actual results, assess cash runway, and benchmark against the Company’s competitors. The Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in the fourth quarter of 2024. Refer to Note 17. Segment Reporting for the Company's significant segment items.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2025, and 2024, cash and cash equivalents consist of cash deposited with banks, investments in money market funds and investments in treasury securities with maturities of three months or less from the date of purchase.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for years ended December 31, 2025 and December 31, 2024 consists of collateral for letters of credit issued in connection with real estate leases and a letter of credit issued in connection with corporate credit card services. Refer to Note 18 for additional information regarding restricted cash.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. No such impairments were recognized for the years ended December 31, 2024 and 2025.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Accrued CRO, CDMO, and Research and Development Expenses

The Company has entered into various agreements with CDMOs and CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced are included in accrued and other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CDMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets on the consolidated balance sheets until the services are rendered. Through December 31, 2025, there had been no material adjustments to the Company’s prior period estimates of accrued research and development expenses.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

In September 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and usefulness of income tax disclosures. This amendment requires public issuers to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income, or loss, by the applicable statutory income tax rate. Additionally, this amendment requires issuers to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes as well as the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). For SEC filers, this ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 in the fourth quarter of 2025 on a prospective basis. Refer to Note 14. Income Taxes.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$119,612	$—	$—	$119,612
Money market funds (2) (3)	31,641	—	—	31,641
Total fair value of assets	$151,253	$—	$—	$151,253

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$119,808	$—	$—	$119,808
Money market funds (2) (3)	27,084	—	—	27,084
Total fair value of assets	$146,892	$—	$—	$146,892
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

4. Marketable Securities

The following tables show the Company's available-for-sale securities adjusted cost, net unrealized gains and losses and fair value by significant investment category as of December 31, 2025 and December 31, 2024, respectively.

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$119,510	$102	$—	$119,612
Total	$119,510	$102	$—	$119,612

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$119,792	$16	$—	$119,808
Total	$119,792	$16	$—	$119,808

For the years ended December 31, 2025 and 2024, the Company did not recognize any impairment.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid insurance	$829	$916
Prepaid software subscription and licensing fees	382	518
Interest receivable	342	97
Prepaid maintenance	338	427
Prepayments to CROs and CDMOs	185	1,138
Other prepaid expenses and current assets	320	737
Total prepaid expenses and other current assets	$2,396	$3,833

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	December 31, 2025	December 31, 2024
Leasehold improvements	Lesser of useful life or lease term	$28,422	$28,228
Laboratory equipment	3	13,725	13,859
Furniture and fixtures	3	802	951
Construction in progress	—	198	198
Computer equipment	3	319	192
Software	3	453	411
		43,919	43,839
Less: Accumulated depreciation and amortization		(27,387)	(21,315)
Property and equipment, net		$16,532	$22,524

All of the Company’s property and equipment as of December 31, 2025 and 2024 is located in the U.S. Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $6.4 million and $6.5 million.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued CRO costs	$5,707	$1,490
Accrued compensation	5,632	7,112
Accrued professional services	1,200	722
Accrued CDMO costs	479	1,685
Accrued other research and development expenses	367	398
Accrued other liabilities	221	23
Total accrued and other liabilities	$13,606	$11,430

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

In April 2024, the Term Loan availability under the Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remained available. On November 27, 2024, the Company executed a payoff letter (the Payoff Letter) with Banc of California to repay in full all outstanding indebtedness and terminate all commitments and obligations, subject to certain exceptions, under the Loan Agreement. Under the Payoff Letter, the Company agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. The Company paid the $10,000 administrative fees in December 2024. As of December 31, 2025, the Company has $2.9 million of restricted cash held in cash collateral accounts. No termination penalty was paid in connection with the Payoff Letter.

9. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of December 31, 2025. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through December 31, 2025.

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

On a cumulative basis as of December 31, 2025, the Company has incurred and expensed $1.1 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

As of December 31, 2025, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2025, the Company has incurred no payments under the COH agreement.

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

On November 19, 2025, Adicet Therapeutics entered into a fifth lease amendment with Westport Office Park, LLC (the Fifth Amendment). The Fifth Amendment acknowledges that the portion of the Redwood City Lease related to 1200 Bridge Parkway expired on June 30, 2025.

Boston

In 2018, the Company entered into a lease agreement, as amended in 2019, for office space at 500 Boylston St, Boston, Massachusetts (500 Boylston Lease). Under the terms of the 500 Boylston Lease, the Company was permitted to assign, sublease or transfer this lease, with the consent of the landlord.

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of December 31, 2025 is as follows (in thousands):

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2025
2026	$438
2027 and thereafter	—
Total	$438

The Company recognized rent expense, net of sublease income, of $3.6 million and $4.0 million for the years ended December 31, 2025 and 2024, respectively.

Further, the Company remains liable for the remaining lease payments under the 500 Boylston Lease, totaling $0.4 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$4,009	$—
2027	3,714	425
2028	3,808	250
2029	3,906	250
2030	662	250
2031 and thereafter	—	—
Total undiscounted lease payments	16,099	1,175
Less: imputed interest	(2,352)	(184)
Total lease liability	13,747	991
Less: current portion	(2,837)	(349)
Lease liability, net of current maturities	$10,910	$642

The IBR and the remaining lease terms of our facilities and their weighted average IBR and remaining terms are as follows as of December 31, 2025:

Lease Locations	IBR	Remaining Terms (in years)
Redwood City, CA (1000 Bridge Parkway)	6.90%	4.20
Boston, MA	9.30%	0.60
Weighted Average	7.00%	4.10

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

Lease costs and information related to the lease right-of-use assets, net and lease liabilities consisted of the following (in thousands):

	Twelve months ended December 31,
	2025	2024
Lease Cost
Operating lease cost	$4,207	$4,557
Short-term lease cost	142	121
Finance lease cost:
Amortization of right-of-use assets	83	—
Interest on lease liabilities	36	—
Sublease income	(674)	(727)
Total lease cost	$3,794	$3,951
Other Information
Operating cash flows used for lease liabilities	$(3,449)	$(3,691)
Financing cash flows used for finance lease liabilities	(150)	—
Weighted-average remaining lease term - operating leases (in years)	4.1	4.9
Weighted-average remaining lease term - finance leases (in years)	4.6	—
Weighted-average discount rate - operating leases	7.00%	7.00%
Weighted-average discount rate - finance leases	10.00%	—

As of December 31, 2025 and 2024, operating right-of-use assets were $10.9 million and $14.2 million, respectively, and operating lease liabilities were $13.7 million and $17.2 million, respectively.

As of December 31, 2025 finance right-of-use assets were $1.0 million and finance lease liabilities were $1.0 million.. There were no finance right-of-use assets and finance lease liabilities as of December 31, 2024.

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

11. Stockholders' Equity

Common Stock

The Company’s Restated Certificate of Incorporation, which became effective as of June 6, 2024, authorized the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share, as of December 31, 2025.

Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company subject to the prior rights of the preferred stockholders. As of December 31, 2025, no dividends on common stock had been declared by the Board of Directors.

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

The Company has the following shares of common stock reserved for future issuance:

	December 31, 2025	December 31, 2024
Stock options and restricted stock units available for future grant	682,713	192,627
Stock options issued and outstanding	763,464	935,329
Unvested restricted stock units	46,842	44,979
Common stock warrants issued and outstanding	1,152,833	527,833
Total common stock reserved	2,645,852	1,700,768

On January 22, 2024, the Company entered into the Underwriting Agreement with Jefferies and Guggenheim Securities, LLC, as representatives of the Underwriters, related to the Offering of 2,023,729 shares of our common stock, which included 332,812 shares sold and issued upon the exercise in full by the Underwriters of their option to purchase additional shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 527,833 shares of common stock. The pre-funded warrants were sold at a public offering price of $38.3984 per pre-funded warrant, which represents the per share public offering price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. The pre-funded warrants do not have an expiration date and are exercisable at any time. The pre-funded warrants are classified as equity within the Company's consolidated balance sheet. The Company received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.7 million. The Company may receive nominal proceeds, if any, from the exercise of the pre-funded warrants.

On October 7, 2025, the Company entered into an underwriting agreement related to the 2025 Offering of 4,375,062 shares of Common Stock, and, in lieu of common stock to an investor, pre-funded warrants to purchase 625,000 shares of common stock. The 2025 Shares were sold at a price of $16.00 per share and the 2025 Pre-Funded Warrants were sold at a price of $15.9984 per underlying share, which represents the per share offering price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. The purchase price paid by the Underwriters to us was $15.04 per 2025 Share and $15.03856 per 2025 Pre-Funded Warrant, representing a discount to the Underwriters of 6.0%. We received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $74.8 million. We may receive nominal proceeds, if any, from the exercise of the 2025 Pre-Funded Warrants.

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of December 31, 2025:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Outstanding, December 31, 2024	527,833	$0.0016
Warrants issued	625,000	0.0016
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, December 31, 2025	1,152,833	$0.0016

12. Stock-Based Compensation

Stock-based Compensation Expense

The following table presents stock-based compensation expense as reflected in the Company's consolidated statements of operations (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Research and development	$6,377	$10,714
General and administrative	7,890	11,519
Total stock-based compensation	$14,267	$22,233

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

The following table presents stock-based compensation expense by type of award (in thousands):

	Year Ended December 31,
	2025	2024
Stock options	$12,902	$20,608
Restricted stock units	1,211	1,470
Employee Stock Purchase Plan	154	155
Total	$14,267	$22,233

Stock Options

A summary of stock option activity for the year ended December 31, 2025 is set forth below (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	935,167	$49.42	8.1	$—
Options granted	339,108	$13.76
Options exercised	(50)	$14.39
Options forfeited or cancelled	(510,761)	$39.48
Outstanding, December 31, 2025	763,464	$40.23	8.0	$—
Options exercisable, December 31, 2025	392,811	$54.63	7.2	$—
Vested and expected to vest, December 31, 2025	763,464	$40.23	8.0	$—

The assumptions used in the Black Scholes Model to calculate stock-based compensation are as follows:

	Twelve Months Ended December 31,
	2025	2024
Fair value of common stock	$8.48 - $12.0	$15.36 - $49.92
Expected term (years)	5.5 - 6.08	5.5 - 6.08
Volatility	88.28% - 93.97%	82.15% - 88.46%
Risk free rates	3.69% - 4.43%	3.63% - 4.52%
Dividend rate	0.0%	0.0%

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.

The Company will continue to use judgment in evaluating the expected volatility, risk-free interest rates, dividend yield and expected term, utilized for stock-based compensation on a prospective basis.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at December 31, 2025 and 2024. The aggregate intrinsic value of stock options exercised was less than $0.1 million during the years ended December 31, 2025 and 2024.

The total fair value of options that vested during the years ended December 31, 2025 and 2024 was $9.3 million and $18.0 million, respectively. The options granted during the years ended December 31, 2025 and 2024 had a weighted-average per share grant-date fair value of $10.44 per share and $22.40 per share, respectively.

As of December 31, 2025, the total unrecognized stock-based compensation expense related to unvested stock options was $6.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

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

In November 2025, an executive officer entered into an option cancellation agreement to surrender certain underwater stock options. This voluntary surrender of stock options was determined to be a settlement for no consideration and the remaining unrecognized compensation cost was recognized immediately upon cancellation. This resulted in $3.1 million of stock-based compensation recognized in the fourth quarter of 2025 for these options.

Restricted Stock Units

The summary of RSU activity and related information for the year ended December 31, 2025 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2024	44,951	$70.40
RSUs granted	38,653	$14.16
RSUs vested	(17,912)	$74.57
RSUs forfeited	(18,850)	$30.81
Outstanding, December 31, 2025	46,842	$37.81

The Company granted 38,653 and 33,587 RSU's in the years ended December 31, 2025 and 2024, respectively. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025 and 2024 was $14.16 and $41.60, respectively.

As of December 31, 2025, there was approximately $0.7 million of unrecognized compensation cost related to unvested RSUs that the Company expects to recognize over a remaining weighted-average period of approximately 1.4 years.

Option repricing

On August 8, 2023, the board of directors approved a stock option repricing (the Option Repricing) effective on August 14, 2023 (the Effective Date) in accordance with the terms of the Company’s 2015 Stock Incentive Plan (the 2015 Plan) and Second Amended and Restated 2018 Stock Option and Incentive Plan (the 2018 Plan, and together with the 2015 Plan, the Plans). Pursuant to the Option Repricing, the exercise price of each stock option previously granted under the Plans, totaling 401,994 options, was amended to reduce the exercise price of such options to $34.24 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the Effective Date.

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.4 million and $2.3 million was

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

recognized in the twelve months ended December 31, 2025 and 2024, respectively. The remaining incremental compensation cost of $0.1 million, net of the reversal of expense related to employee terminations prior to August 14, 2024, will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the consolidated statements of operations.

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

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Twelve Months Ended December 31,
	2025	2024
Net loss - basic and diluted	$(116,803)	$(117,122)
Weighted-average shares used in computing net loss per share, basic and diluted	6,891,336	5,491,652
Net loss per share, basic and diluted	$(16.95)	$(21.33)

The Company's potentially dilutive shares as of December 31, 2025 and 2024, which include outstanding stock options and unvested RSUs, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of December 31,
	2025	2024
Options to purchase common stock	763,464	935,329
Unvested restricted stock units	46,842	44,979
Total	810,306	980,308

14. Income Taxes

The components of the provision for (benefit from) income taxes are as follows (in thousands):

December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Provision for (benefit from) income taxes	$—	$—

There was no income tax expense nor benefit for the years ended December 31, 2025 and 2024.

A reconciliation of the Company's effective tax rate to the statutory U.S. federal rate is as follows:

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal taxes at statutory rate	$(24,530)	21.0%
State tax, net of federal benefit	—	—
Tax credits	—	—
Change in valuation allowance	20,788	(17.8)%
Nondeductible items
Stock based compensation	2,924	(2.5)%
Permanent differences	—	—
Other	103	(0.1)%
Worldwide changes in unrecognized tax benefits	—	—
Other	—	—
Foreign tax effects
Foreign rate differential	715	(0.6)%
Provision for income taxes	$—	(0.0)%

2024
Federal statutory income tax rate	21.0%
State income taxes	0.1%
Change in valuation allowance	(17.5)%
Stock-based compensation	(3.3)%
Foreign rate differential	(0.2)%
Other permanent differences	(0.1)%
Provision for income taxes	(0.0)%

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	December 31,
	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$103,031	$74,848
Operating lease liability	2,919	3,638
Finance lease liability	210	—
Stock-based compensation	3,043	3,009
Intangible assets	541	621
Fixed assets	1,489	1,032
Accruals and reserves	1,041	1,234
Sec 174 Capitalized R&D	30,834	37,888
Tax credits	26	26
Gross deferred tax assets	143,134	122,296
Less: Valuation allowance	(140,532)	(119,293)
Deferred tax assets, net of valuation allowance	2,602	3,003
Deferred tax liabilities:
Operating lease right-of-use asset	(2,385)	(3,003)
Finance lease right-of-use asset	(217)	—
Net deferred tax assets	$—	$—

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

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

The valuation allowance increased by $21.2 million and by $20.2 million during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had net operating loss carryforwards of $472.7 million, $16.7 million, and $ 15.2 million to reduce future taxable income, if any, for federal, state and foreign income tax purposes, respectively. Of the federal net operating loss carryforwards, $7.5 million will begin to expire in 2036 if not utilized, and $465.2 million can be carried forward indefinitely. The state carryforwards will begin to expire in 2035.

The Company also had approximately $19.7 million of federal and $11.6 million of California research and development tax credit carryforwards available to offset future taxable income as of December 31, 2025. The federal credits begin to expire in 2041 and the California research credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company has experienced an ownership change, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation. As of December 31, 2025, the ownership change analysis has not been completed. Any previous ownership changes may result in a limitation that will reduce the total amount of net operating loss and tax credit carryforwards disclosed that can be utilized. Subsequent ownership changes may affect the limitation in future years.

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

As of December 31, 2025, the Company had unrecognized tax benefits of $0.8 million related to the transfer of certain intellectual property from its Israeli subsidiary. In addition, as of December 31, 2025, the Company had unrecognized tax benefits of $31.3 million related to the federal and state research and development credits as a result of no formal research credit study performed.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at the beginning of the year	$26,370	$18,462
Adjustment based on tax positions related to current year	5,734	7,908
Balance at the end of the year	$32,104	$26,370

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense (benefit). Management determined that no accrual for interest and penalties was required as of December 31, 2025.

15. Related Party Transactions

As of December 31, 2025, Regeneron owned 60,511 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the year ended December 31, 2025, the Company recorded no revenue from the Regeneron Agreement. See Note 9 for a discussion of the Regeneron Agreement.

16. Defined Contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time United States employees. Employee contributions are voluntary and are determined on an individual

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2025 and 2024, the Company made aggregate matching contributions of $1.1 million each year.

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

The following table sets forth the Company’s segment information (in thousands):

	Twelve Months Ended December 31,
	2025	2024
External program expenses for product candidates
Prula-cel	$17,038	$17,756
ADI-270	9,440	4,474
ADI-212	2,181	—
Other programs(1)	—	1,191
Total external program expenses for product candidates	28,659	23,421
Non-program specific expenses(2)	11,300	12,085
Personnel-related expenses (including non-cash stock-based compensation)(3)	53,194	62,163
Depreciation	6,381	6,468
Professional services and consulting fees	8,050	7,339
Facilities and infrastructure expenses	8,154	8,560
Other segment expense(4)	6,376	7,579
Interest income	(5,777)	(10,714)
Other expense, net	466	221
Income tax provision	—	—
Segment net loss	$116,803	$117,122
(1)
Relates to programs that have been discontinued or are currently in the research stage.
(2)
Relates to platform research and development expenses which are not attributed to specific programs.
(3)
Relates to personnel-related expenses, including non-cash stock-based compensation for the years ended December 31, 2025 and 2024 of $14.3 million and $22.2 million, respectively.
(4)
Relates to other expenses primarily for software subscriptions and licenses, office expenses, travel and entertainment, director compensation and recruiting fees.

18. Restricted Cash

As of December 31, 2025 and December 31, 2024, the Company maintained letters of credit of $2.9 million, which are collateralized with bank accounts at financial institutions for letters of credit issued in connection with real estate leases and a letter of credit issued in connection with corporate credit card services. The letters of credit are included within restricted cash on the Company's consolidated balance sheets. Total restricted cash as of December 31, 2025 and 2024 consisted of the following (in thousands):

Adicet Bio, Inc.

Notes to Consolidated Financial Statements

	December 31, 2025	December 31, 2024
Redwood City, CA lease(1)	$2,306	$2,337
Boston, MA lease	266	266
Corporate credit card services	300	300
Total	$2,872	$2,903
(1)
Includes the Company's lease at 1000 Bridge Parkway and 1200 Bridge Parkway.

Adicet Bio, Inc.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1*	Restated Certificate of Incorporation, as amended (as currently in effect)

3.2

Amended and Restated Bylaws of the Registrant (as currently in effect) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 30, 2018).

4.1*	Description of Securities

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 24, 2024).

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

10.10#	First Amendment to the 2022 Inducement Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2023).

10.11#	Second Amendment to the 2022 Inducement Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 6, 2025).

10.12#	Form of Employment Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 15, 2022).

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

10.24

Fourth Amendment to Lease, dated as of August 7, 2023, by and between Adicet Therapeutics, Inc. as Tenant, and Westport Office Park, LLC as Landlord (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on August 9, 2023).

10.25+

Membership Agreements, dated January 19, 2024 and March 12, 2024, by and between the Registrant and Industrious Bos 131 Dartmouth Street LLC (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 19, 2024).

10.26#	Form of Stock Option Cancellation Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on November 6, 2024).

10.27+

License and Collaboration Agreement, dated May 16, 2023, by and between the Registrant and CRISPR Therapeutics AG (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on August 7, 2025).

10.28+

Non Exclusive License Agreement, dated July 9, 2024, by and between the Registrant and City of Hope (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38359) filed with the SEC on August 7, 2025).

10.29*	Fifth Amendment to Lease, dated as of November 19, 2025, by and between Adicet Therapeutics, Inc. as Tenant and Westport Office Park, LLC as Landlord.

19.1	Adicet Bio, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 19, 2024).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 12, 2021).

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

Adicet Bio, Inc.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1#	Adicet Bio, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 19, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

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

Adicet Bio, Inc.

Date: March 12, 2026	By:	/s/ Chen Schor
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

Signature	Title	Date

/s/ Chen Schor
Chen Schor	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2026
/s/ Nick Harvey
Nick Harvey	Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2026
/s/ Jeffrey Chodakewitz
Jeffrey Chodakewitz, M.D.	Director	March 12, 2026
/s/ Steve Dubin
Steve Dubin	Director	March 12, 2026
/s/ Michael Grissinger
Michael Grissinger	Director	March 12, 2026
/s/Lloyd Klickstein, M.D., Ph.D.
Lloyd Klickstein, M.D., Ph.D.	Director	March 12, 2026
/s/ Katie Peng
Katie Peng	Director	March 12, 2026
/s/ Andrew Sinclair
Andrew Sinclair, Ph.D.	Director	March 12, 2026