Form 10-Q
period 2026-03-31
Adicet Bio, Inc.
filed 2026-05-13
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had 9,348,236 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•
the timing of and our ability to execute our clinical trials for prula-cel in autoimmune indications, including the ability to successfully complete our Phase 1 clinical trial in lupus nephritis (LN) and initiate Phase 1 clinical trials in lupus erythematosus (SLE), systemic sclerosis (SSc), anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV), idiopathic inflammatory myopathy (IIM), stiff person syndrome (SPS) and rheumatoid arthritis (RA);
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$36,245	$38,918
Short-term investments in treasury securities	101,347	119,612
Prepaid expenses and other current assets	2,479	2,396
Total current assets	140,071	160,926
Restricted cash	2,869	2,872
Property and equipment, net	15,183	16,532
Operating lease right-of-use asset	10,239	10,927
Finance lease right-of-use asset	942	1,022
Other non-current assets	78	76
Total assets	$169,382	$192,355
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,929	$4,739
Accrued and other current liabilities	12,490	13,606
Operating lease liability	2,748	2,837
Finance lease liability	131	349
Total current liabilities	18,298	21,531
Operating lease liability, net of current portion	10,161	10,910
Finance lease liability, net of current portion	858	642
Other non-current liabilities	—	62
Total liabilities	29,317	33,145
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; none issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 9,597,693 and 9,586,770 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	10
Additional paid-in capital	775,042	773,795
Accumulated deficit	(634,941)	(614,697)
Accumulated other comprehensive (loss) income	(37)	102
Total stockholders’ equity	140,065	159,210
Total liabilities and stockholders’ equity	$169,382	$192,355

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$17,487	$22,814
General and administrative	4,083	7,071
Total operating expenses	21,570	29,885
Loss from operations	(21,570)	(29,885)
Interest income	1,342	1,683
Interest expense	(23)	—
Other expense, net	7	(12)
Loss before income tax provision	(20,244)	(28,214)
Income tax provision	—	—
Net loss	$(20,244)	$(28,214)
Net loss per share, basic and diluted	$(1.88)	$(4.96)
Weighted-average common shares used in computing net loss per share, basic and diluted	10,744,621	5,691,965
Other comprehensive income
Unrealized loss on treasury securities, net of tax	(139)	(25)
Total other comprehensive income	(139)	(25)
Comprehensive loss	$(20,383)	$(28,239)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	9,586,770	$10	$773,795	$(614,697)	102	$159,210
Immaterial correction from par to additional paid-in capital	—	(9)	9	—	—	—
Issuance of common stock upon vesting of restricted stock	19,555	—	—	—	—	—
Shares withheld for taxes	(8,632)	—	(65)	—	—	(65)
Stock-based compensation expense	—	—	1,303	—	—	1,303
Net loss	—	—	—	(20,244)	—	(20,244)
Other comprehensive income	—	—	—	—	(139)	(139)
Balance at March 31, 2026	9,597,693	$1	$775,042	$(634,941)	$(37)	$140,065

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	5,160,545	$5	$684,482	$(497,894)	$16	$186,609
Issuance of common stock upon vesting of restricted stock	15,943	—	—	—	—	—
Shares withheld for taxes	(7,161)	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	3,180	—	—	3,180
Net loss	—	—	—	(28,214)	—	(28,214)
Other comprehensive income	—	—	—	—	(25)	(25)
Balance at March 31, 2025	5,169,327	$5	$687,558	$(526,108)	$(9)	$161,446

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(20,244)	$(28,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,342	1,680
Noncash lease expense	743	845
Stock-based compensation expense	1,303	3,180
Net amortization of premiums and accretion of discounts on investments	(790)	(1,208)
Amortization of deferred transaction costs	—	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(85)	762
Other non-current assets	3	100
Accounts payable	(1,800)	629
Operating lease liability	(817)	(989)
Accrued and other current and non-current liabilities	(1,145)	(2,197)
Net cash used in operating activities	(21,490)	(25,397)
Cash flows from investing activities
Purchases of short-term treasury securities	(20,084)	(34,369)
Maturities of short-term treasury securities	39,000	33,000
Purchases of property and equipment	(37)	(1,492)
Net cash provided by (used in) investing activities	18,879	(2,861)
Cash flows from financing activities
Taxes withheld and paid related to net share settlement of equity awards	(65)	(104)
Net cash used in financing activities	(65)	(104)
Net change in cash, cash equivalents and restricted cash	(2,676)	(28,362)
Cash, cash equivalents and restricted cash at the beginning of period	41,790	59,398
Cash, cash equivalents and restricted cash at the end of period	$39,114	$31,036
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$36,245	$28,133
Restricted cash	2,869	2,903
Cash, cash equivalents and restricted cash in consolidated balance sheets	$39,114	$31,036
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$164	$224
Remeasurement of finance lease resulting in a reduction of ROU asset	$25	$—

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

In May 2024, the Company initiated research and development activities in China through a series of contractual agreements entered into and among Shanghai Adicet Biotechnology Co., Ltd. (Shanghai Adicet), a variable interest entity, Adicet Shanghai, and the shareholders of Shanghai Adicet. The Company was the primary beneficiary of Shanghai Adicet which was considered a consolidated entity under accounting principles generally accepted in the United States of America (U.S. GAAP). In July 2025, Adicet Therapeutics entered into an equity transfer agreement with the then-stockholders of Shanghai Adicet to acquire 100% equity interests of Shanghai Adicet from its then-stockholders (the Acquisition). In connection with the Acquisition, tax filings and registration were completed in August 2025. In August 2025, upon completion of the registration, Shanghai Adicet is now a wholly owned subsidiary of Adicet Therapeutics and will continue to conduct research and development activities in China. The transaction did not have a material impact on the financial statements. The Company consolidates the financial results of this entity into its consolidated financial statements in accordance with U.S. GAAP.

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $634.9 million as of March 31, 2026. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

On March 12, 2021, the Company entered into a Capital On Demand™ Sales Agreement (the JonesTrading Sales Agreement) with JonesTrading Institutional Services LLC, as sales agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of shares of common stock from time to time in “at-the-market” (ATM) offerings. In August 2022, pursuant to the JonesTrading Sales Agreement and subject to the limitations thereof, the Company sold an aggregate of 163,233 shares of common stock of the Company, par value $0.0001 per share (common stock), at $275.68 per share resulting in net proceeds to the Company of $43.4 million after deducting sales agent commissions and expenses. In November 2022, the Company filed a new prospectus supplement to the 2021 Shelf Registration Statement for the offer and sale of up to $100.0 million of shares of common stock from time to time through the sales agent, which includes the $30.0 million of shares of common stock not sold under the original prospectus and up to an additional $70.0 million of shares of common stock (the JonesTrading ATM Program). In January 2024, the Company raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, the Company terminated the JonesTrading ATM Program.

On January 22, 2024, the Company entered into an Underwriting Agreement (the Underwriting Agreement) with Jefferies LLC (Jefferies) and Guggenheim Securities, LLC (Guggenheim), as representatives of the underwriters (the 2024 Underwriters), related to an underwritten public offering (the Offering) of 1,690,917 shares (the Shares) of common stock, and, in lieu of common stock to an investor, pre-funded warrants (the Pre-Funded Warrants) to purchase 527,833 shares of common stock (the Warrant Shares). The Shares were sold at a public offering price of $38.40 per share and the Pre-Funded Warrants were sold at a public offering price of $38.3984 per underlying share, which represents the per share public offering price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. The purchase price paid by the 2024 Underwriters to the Company was $36.096 per Share and $36.0944 per Pre-Funded Warrant, representing a discount to the 2024 Underwriters of 6.0%. In addition, the Company granted the 2024 Underwriters an option exercisable for 30 days from the date of the Underwriting Agreement to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 332,813 shares of common stock. On January 23, 2024, the 2024 Underwriters exercised this option in full. The Company received net proceeds from the Offering, after deducting the underwriting discount and commissions and other offering expenses, of approximately $91.7 million. The Company may receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.

In March 2024, the Company entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of its common stock from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal. As of March 31, 2026, no shares of common stock have been sold under the Jefferies Sales Agreement.

On October 7, 2025, the Company entered into an Underwriting Agreement (the 2025 Underwriting Agreement) with Jefferies and Guggenheim, as representatives of the underwriters (the 2025 Underwriters), related to an underwritten registered direct offering (the 2025 Offering) of 4,375,062 shares (the 2025 Shares) of common stock, and, in lieu of common stock to an investor, pre-funded warrants (the 2025 Pre-Funded Warrants) to purchase 625,000 shares of common stock (the 2025 Warrant Shares). The 2025 Shares were sold at a price of $16.00 per share and the 2025 Pre-Funded Warrants were sold at a price of $15.9984 per underlying share, which represents the per share offering price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. The purchase price paid by the 2025 Underwriters to the Company was $15.04 per 2025 Share and $15.03856 per 2025 Pre-Funded Warrant, representing a discount to the 2025 Underwriters of 6.0%. The Company received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other offering expenses, of approximately $74.8 million. The Company may receive nominal proceeds, if any, from the exercise of the 2025 Pre-Funded Warrants.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the significant accounting policies during the three months ended March 31, 2026.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2026 and consolidated results of operations for the three months ended March 31, 2026 and 2025 and consolidated cash flows and stockholders' equity for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

3. Fair Value Measurements

The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy which establishes three levels of inputs that may be used to measure fair value, as follows:

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$101,347	$—	$—	$101,347
Money market funds (2) (3)	32,078	—	—	32,078
Total fair value of assets	$133,425	$—	$—	$133,425

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$119,612	$—	$—	$119,612
Money market funds (2) (3)	31,641	—	—	31,641
Total fair value of assets	$151,253	$—	$—	$151,253

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

4. Marketable Securities

The following tables show the Company's available-for-sale securities adjusted cost, net unrealized gains and losses and fair value by significant investment category (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$101,384	$—	$(37)	$101,347
Total	$101,384	$—	$(37)	$101,347

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$119,510	$102	$—	$119,612
Total	$119,510	$102	$—	$119,612

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$634	$829
Prepaid maintenance	538	338
Interest receivable	405	342
Prepaid employee benefits	251	6
Prepaid software subscription and licensing fees	246	382
Prepayments to CROs and CDMOs	57	185
Other prepaid expenses and current assets	348	314
Total prepaid expenses and other current assets	$2,479	$2,396

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	March 31, 2026	December 31, 2025
Leasehold improvements	Lesser of useful life or lease term	$28,447	$28,422
Laboratory equipment	3	13,725	13,725
Furniture and fixtures	3	802	802
Construction in progress	—	166	198
Computer equipment	3	320	319
Software	3	453	453
		43,913	43,919
Less: Accumulated depreciation and amortization		(28,730)	(27,387)
Property and equipment, net		$15,183	$16,532

Depreciation and amortization expense was $1.3 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued CRO costs	$5,589	$5,707
Accrued compensation	3,701	5,632
Accrued professional services	1,415	1,200
Accrued CDMO costs	964	479
Accrued other research and development expenses	652	367
Accrued other liabilities	169	221
Total accrued and other liabilities	$12,490	$13,606

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

In April 2024, the Term Loan availability under the Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remained available. On November 27, 2024, the Company executed a payoff letter (the Payoff Letter) with Banc of California to repay in full all outstanding indebtedness and terminate all commitments and obligations, subject to certain exceptions, under the Loan Agreement. Under the Payoff Letter, the Company agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. The Company paid the $10,000 administrative fees in December 2024. No termination penalty was paid in connection with the Payoff Letter. As of March 31, 2026, we have $2.9 million of restricted cash held in cash collateral accounts.

9. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of March 31, 2026. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through March 31, 2026.

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

On a cumulative basis as of March 31, 2026, the Company has incurred and expensed $1.1 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

As of March 31, 2026, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

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

As of March 31, 2026, the Company has incurred no payments under the COH agreement.

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

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of March 31, 2026 is as follows (in thousands):

March 31, 2026
2026	$250
2027 and thereafter	—
Total	$250

Further, the Company remains liable for the remaining lease payments under the 500 Boylston Lease, totaling $0.3 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable lease obligations as of March 31, 2026 were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$2,945	$213
2027	3,714	250
2028	3,808	250
2029	3,906	250
2030	662	250
2031 and thereafter	—	—
Total undiscounted lease payments	15,035	1,213
Less: imputed interest	(2,126)	(224)
Total lease liability	12,909	989
Less: current portion	(2,748)	(131)
Lease liability, net of current maturities	$10,161	$858

The following table presents the lease cost and information related to the lease right-of-use assets, net and lease liabilities for the quarter ended March 31, 2026 (in thousands):

Three Months Ended
March 31, 2026
Lease Cost
Operating lease cost	$837
Short-term lease cost	41
Finance lease cost:
Amortization of right-of-use assets	55
Interest on lease liabilities	15
Sublease income	(125)
Total lease cost	$823
Other Information
Operating cash flows used for lease liabilities	$(817)
Financing cash flows used for finance lease liabilities	—
Weighted-average remaining lease term - operating leases (in years)	3.8
Weighted-average remaining lease term - finance leases (in years)	4.4
Weighted-average discount rate - operating leases	6.90%
Weighted-average discount rate - finance leases	10.00%

For the three months ended March 31, 2026, the Company recognized $0.8 million and less than $0.1 million in operating lease and short-term lease costs, respectively. Additionally, for the three months ended March 31, 2026, the Company recognized $0.1 million in sublease income.

For the three months ended March 31, 2026, the Company recognized less than $0.1 million in reduction of right-of-use assets and interest on lease liabilities for the finance lease.

The Company maintains letters of credit in connection with the Company’s office leases in Redwood City, CA and Boston, MA. Refer to Note 17 Restricted Cash for additional information about these letters of credit.

11. Stockholders' Equity

Common Stock

The Company’s Restated Certificate of Incorporation, which became effective as of June 6, 2024, authorized the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of March 31, 2026, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	March 31, 2026	December 31, 2025
Stock options and restricted stock units available for future grant	361,516	682,713
Stock options issued and outstanding	1,583,057	763,464
Unvested restricted stock units	74,503	46,842
Common stock warrants issued and outstanding	1,152,833	1,152,833
Total common stock reserved	3,171,909	2,645,852

On January 22, 2024, the Company entered into the Underwriting Agreement with Jefferies and Guggenheim, as representatives of the 2024 Underwriters, related to the Offering of 2,023,729 shares of common stock, which included 332,812 shares sold and issued upon the exercise in full by the 2024 Underwriters of their option to purchase additional shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 527,833 shares of common stock. The pre-funded warrants were sold at a public offering price of $38.3984 per pre-funded warrant, which represents the per share public offering price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. The pre-funded warrants do not have an expiration date and are exercisable at any time. The pre-funded warrants are classified as equity within the Company's consolidated balance sheet. The Company received net proceeds from the Offering, after deducting the underwriting discount and commissions and other offering expenses, of approximately $91.7 million. The Company may receive nominal proceeds, if any, from the exercise of the pre-funded warrants.

On October 7, 2025, the Company entered into the 2025 Underwriting Agreement with Jefferies and Guggenheim, as representatives of the 2025 Underwriters, related to the 2025 Offering of 4,375,062 shares of common stock, and, in lieu of common stock to an investor, pre-funded warrants to purchase 625,000 shares of common stock. The 2025 Shares were sold at a price of $16.00 per share and the 2025 Pre-Funded Warrants were sold at a price of $15.9984 per underlying share, which represents the per share offering price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. The pre-funded warrants do not have an expiration date and are exercisable at any time. The pre-funded warrants are classified as equity within the Company's consolidated balance sheet. The Company received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other offering expenses, of approximately $74.8 million. The Company may receive nominal proceeds, if any, from the exercise of the 2025 Pre-Funded Warrants.

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of March 31, 2026:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Outstanding, December 31, 2025	1,152,833	$0.0016
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, March 31, 2026	1,152,833	$0.0016

12. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$835	$1,620
General and administrative	468	1,560
Total stock-based compensation	$1,303	$3,180

Stock Options

A summary of stock option activity for the three months ended March 31, 2026 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	763,464	$40.23	8.0	$—
Options granted	867,811	$6.85
Options exercised	—	$—
Options forfeited or cancelled	(48,218)	$62.15
Outstanding, March 31, 2026	1,583,057	$21.27	9.0	$—
Options exercisable, March 31, 2026	399,651	$50.71	7.2	$—
Vested and expected to vest, March 31, 2026	1,583,057	$21.27	9.0	$—

The assumptions used in the Black-Scholes option-pricing model to calculate stock-based compensation are as follows:

	Three Months Ended March 31,
	2026	2025
Fair value of common stock	$6.81 - $7.99	$12.16 - $14.4
Expected term (years)	6.02 - 6.08	6.0 - 6.1
Volatility	91.38% - 92.00%	88.28% - 88.60%
Risk free rates	3.62% - 4.06%	4.03% - 4.43%
Dividend rate	0.0%	0.0%

Restricted Stock Units (RSUs)

The summary of RSU activity and related information for the three months ended March 31, 2026 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	46,842	$37.81
RSUs granted	50,138	$7.04
RSUs vested	(19,555)	$59.57
RSUs forfeited	(2,922)	$23.54
Outstanding, March 31, 2026	74,503	$11.96

Option repricing

On August 8, 2023, the board of directors approved a stock option repricing (the Option Repricing) effective on August 14, 2023 (the Effective Date) in accordance with the terms of the Company’s 2015 Stock Incentive Plan (the 2015 Plan) and Second Amended and Restated 2018 Stock Option and Incentive Plan (the 2018 Plan, and together with the 2015 Plan, the Plans). Pursuant to the Option Repricing, the exercise price of each stock option previously granted under the Plans, totaling 401,994 options, was amended to reduce the exercise price of such options to $34.24 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on the Effective Date, as updated to reflect the reverse stock split.

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, less than $0.1 million and $0.1 million was recognized in the three months ended March 31, 2026 and 2025, respectively. The remaining incremental compensation cost of $0.1 million, net of the reversal of expense related to employee terminations prior to August 14, 2024, will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the consolidated statements of operations.

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

13. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net loss - basic and diluted	$(20,244)	$(28,214)
Weighted-average shares used in computing net loss per share, basic and diluted	10,744,621	5,691,965
Net loss per share, basic and diluted	$(1.88)	$(4.96)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of March 31,
	2026	2025
Options to purchase common stock	1,583,057	1,148,156
Unvested restricted stock units	74,503	57,141
Total	1,657,560	1,205,296

14. Income Taxes

The Company recognized no income tax expense during the three and three months ended March 31, 2026 and 2025. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of March 31, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

15. Related Party

As of the latest public filing made by Regeneron, Regeneron owned 60,511 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the three months ended March 31, 2026, the Company recorded no revenue from the Regeneron Agreement. See Note 9 for a discussion of the Regeneron Agreement.

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

The following table sets forth the Company’s segment information (in thousands):

	Three Months Ended March 31,
	2026	2025
External program expenses for product candidates
Prula-cel	$2,046	$3,368
ADI-270	369	1,366
ADI-212	948	68
Total external program expenses for product candidates	3,363	4,802
Non-program specific expenses(1)	3,015	2,675
Personnel-related expenses (including non-cash stock-based compensation)(2)	9,526	14,793
Depreciation	1,342	1,680
Professional services and consulting fees	1,693	2,264
Facilities and infrastructure expenses	1,781	2,226
Other segment expense(3)	850	1,445
Interest income	(1,342)	(1,683)
Other expense, net(4)	16	12
Income tax provision	—	—
Segment net loss	$20,244	$28,214

(1)
Relates to platform research and development expenses which are not attributed to specific programs.
(2)
Relates to personnel-related expenses including non-cash stock-based compensation for the three months ended March 31, 2026 and 2025 of $1.3 million and $3.2 million, respectively.
(3)
Relates to other expenses primarily for software subscriptions and licenses, office expenses, travel and entertainment, director compensation and recruiting fees.
(4)
Consists of interest expense and other expenses.

17. Restricted Cash

As of March 31, 2026, the Company maintained letters of credit of $2.9 million, which are collateralized with bank accounts at financial institutions in accordance with the agreements. The letters of credit are included within restricted cash on the Company's consolidated balance sheets. Total restricted cash as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Redwood City, CA lease(1)	$2,306	$2,306
Boston, MA lease	263	266
Corporate credit card services	300	300
Total	$2,869	$2,872
(1)
Includes the Company's lease at 1000 Bridge Parkway and 1200 Bridge Parkway.

18. Subsequent Events

In April 2026, the Company entered into an exchange agreement with RA Capital Management, L.P. and RA Capital Healthcare Fund, L.P. (together, RA Capital), pursuant to which RA Capital exchanged 250,000 shares of the Company's common stock, par value $0.0001 per share, for a pre-funded warrant to acquire 250,000 shares of the Company's common stock. The 250,000 shares of common stock subject to the exchange agreements were retired on the date of the exchange.

The pre-funded warrant has an exercise price of $0.0001 per underlying share. The exercise price and the number of shares of common stock issuable upon exercise of the pre-funded warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The pre-funded warrant is exercisable from the date of issuance by means of a cashless exercise. Under the pre-funded warrant, the Company may not effect the exercise of the pre-funded warrant, and a holder will not be entitled to exercise any portion of the pre-funded warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of the Company’s securities beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of the Company’s securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrant, unless such percentage is increased upon at least 61 days’ prior notice, but not in excess of 19.99%.

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

Prula-cel

We are advancing patient enrollment in our Phase 1 program of prula-cel across multiple autoimmune diseases. In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for prula-cel in lupus nephritis (LN) and has subsequently authorized the evaluation of prula-cel in systemic lupus erythematosus (SLE), systemic sclerosis (SSc), anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV), idiopathic inflammatory myopathies (IIM) and stiff person syndrome (SPS) within the Company’s Phase 1 clinical trial. In November 2025, we reached alignment with the FDA to allow LN and SLE patients to be dosed with prula-cel in the outpatient setting in ongoing and future clinical trials. Prula-cel has received Fast Track Designation by the FDA for the potential treatment of relapsed/refractory class III or class IV LN, refractory SLE with extrarenal involvement and for SSc.

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

In October 2025, we announced positive preliminary results from seven SLE and LN patients dosed in our ongoing Phase 1 trial of prula-cel in autoimmune diseases as of the August 31, 2025 data cut-off date. We plan to meet with the FDA in the second quarter of 2026 to inform potential pivotal trial design. Subject to regulatory clearance to proceed, we expect to initiate start up activities for a potential pivotal program in LN or LN and SLE patients in the second half of 2026. We plan to provide a clinical update for this trial in LN and SLE patients in mid-2026, including data from at least 20 patients with a minimum of six months of follow up, with an additional update in the second half of 2026. We expect to provide a clinical update in patients with SSc in the second half of 2026.

We are also advancing a Phase 1 trial of prula-cel in patients with treatment-refractory rheumatoid arthritis (RA). The study is evaluating prula-cel using two conditioning regimens: cyclophosphamide alone and cyclophosphamide with fludarabine, to explore the potential to reduce the need for conditioning. We plan to provide a clinical update on this trial in the second half of 2026.

ADI-212

We are advancing ADI-212, a next-generation gene-edited and armored clinical candidate designed to target prostate-specific membrane antigen. ADI-212 is engineered to express a novel CAR binder designed to support enhanced tolerability and tumor-specific recognition. It integrates membrane-tethered IL-12 (mbIL-12) armoring and CRISPR/Cas9 mediated disruption of subunit 12 of the mediator complex (MED12) to enhance potency in solid tumors and deliver multiple anti-tumor mechanisms of action within the tumor microenvironment. We expect to submit a regulatory filing for ADI-212 for the treatment of metastatic castration-resistant prostate cancer (mCRPC) in the third quarter of 2026. Subject to regulatory clearance to proceed with a clinical trial, we plan to initiate patient enrollment in the fourth quarter of 2026. We believe the potential market opportunity for ADI-212 in mCRPC is significant based on the prevalence in the U.S., EU5, China and Japan of approximately 75,000 patients with second or third line advanced disease.

Additional Early-Stage Programs (CAR and Other Technologies)

Our pipeline also includes additional early-stage gamma delta T cell therapy programs for autoimmune diseases, hematological malignancies and solid tumors. Additionally, we have ongoing preclinical programs and activities focused on a differentiated in vivo CAR-T platform targeting heme malignancies.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Operating expenses
Research and development	$17,487	$22,814	$(5,327)	(23%)
General and administrative	4,083	7,071	(2,988)	(42%)
Total operating expenses	21,570	29,885	(8,315)	(28%)
Loss from operations	(21,570)	(29,885)	(8,315)	(28%)
Interest income	1,342	1,683	(341)	(20%)
Interest expense	(23)	—	23	0%
Other expense, net	7	(12)	(19)	(158%)
Loss before income tax benefit	(20,244)	(28,214)	(7,970)	(28%)
Income tax provision	—	—	—	0%
Net loss	$(20,244)	$(28,214)	$(7,970)	(28%)

Research and development

	Three Months Ended March 31,
	2026	2025
Payroll and personnel expenses(1)	$7,152	$10,791
Costs incurred under agreements with consultants, CDMOs, and CROs	3,391	3,901
Lab materials, supplies and maintenance of equipment used for research and development activities	1,593	2,956
Other research and development expenses(2)	5,351	5,166
Total research and development expenses	$17,487	$22,814

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Professional fees and allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $5.3 million, or 23%, during the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in research and development expenses was primarily due to a $3.6 million decrease in payroll and personnel expenses due to lower headcount, a $1.4 million decrease in expenses related to lab supplies and materials, a $0.5 million decrease related to lower CRO expenses and a $0.2 million decrease in allocated facility-related expenses. The decrease was partially offset by a $0.4 million increase in professional fees.

General and administrative

General and administrative expenses decreased by $3.0 million, or 42%, during the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in general and administrative expenses was due to a decrease in payroll and personnel related expenses of $1.4 million primarily related to a decrease in stock-based compensation and lower headcount, a $1.0 million decrease in allocated facility-related expenses and a $0.6 million decrease in professional fees.

Interest income

Interest income decreased by $0.3 million, or 20% during the three months ended March 31, 2026 as compared to the same period in 2025, which was primarily due to lower interest rates and lower cash balances for the period.

Other expense, net

Other expense, net decreased by less than $0.1 million, or 158%, during the three months ended March 31, 2026 as compared to the same period in 2025. This was due to a decrease in state franchise taxes and realized losses related to foreign exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In January 2024, we raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, we terminated the JonesTrading ATM Program and entered into the Jefferies ATM Program. As of March 31, 2026, no shares of common stock have been sold through the Jefferies ATM Program.

On January 22, 2024, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC (Jefferies) and Guggenheim Securities, LLC (Guggenheim), as representatives of the underwriters, related to an underwritten public offering (the Offering) of shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase shares of our common stock. We received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $91.7 million. We may receive nominal proceeds, if any, from the exercise of the pre-funded warrants.

On October 7, 2025, we entered into an underwriting agreement with Jefferies and Guggenheim, as representatives of the underwriters, related to an underwritten registered direct offering (the 2025 Offering) of shares of our common stock, and, in lieu of our common stock to an investor, pre-funded warrants to purchase shares of our common stock. We received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $74.8 million. We may receive nominal proceeds, if any, from the exercise of the 2025 Pre-Funded Warrants.

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $137.6 million and restricted cash of $2.9 million held in cash collateral accounts. We expect that our cash, cash equivalents and short-term investments will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $20.2 million and $28.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $634.9 million.

As of March 31, 2026, we had cash, cash equivalents, and short-term investments in treasury securities of $137.6 million. We believe that our cash, cash equivalents and short-term investments in treasury securities will be sufficient for us to fund our operations for at least twelve months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(21,490)	$(25,397)
Investing activities	18,879	(2,861)
Financing activities	(65)	(104)
Net decrease in cash, cash equivalents and restricted cash	$(2,676)	$(28,362)

Cash Flows from Operating Activities

Net cash used in operating activities was $21.5 million for the three months ended March 31, 2026. Cash used in operating activities consisted of net loss partially offset by non-cash adjustments of $2.6 million, and a net decrease in operating assets and liabilities of $3.8 million. Non-cash items primarily included depreciation and amortization of $1.3 million, stock-based compensation expense of $1.3 million, non-cash lease expense of $0.7 million and a net amortization of premiums and accretion discounts on investments of $0.8 million. The net change in assets and liabilities was primarily due to a decrease in accounts payable of $1.8 million, a net decrease in accrued and other current and non-current liabilities of $1.1 million, a decrease in operating lease liability of $0.8 million and a decrease in prepaid expenses of $0.1 million offset by an increase in other current assets of less than $0.1 million.

Net cash used in operating activities was $25.4 million for the three months ended March 31, 2025. Cash used in operating activities consisted of net loss partially offset by non-cash adjustments of $4.5 million and a net decrease in operating assets and liabilities of $1.7 million. Non-cash items primarily included depreciation and amortization of $1.7 million, stock-based compensation expense of $3.2 million, non-cash lease expense of $0.8 million and a net amortization of premiums and accretion discounts on investments of $1.2 million. The net change in assets and liabilities was primarily due to a net decrease in accrued and other current and non-current liabilities of $2.2 million and a decrease in operating lease liability of $1.0 million. The decrease in operating assets and liabilities was partially offset by a $0.8 million increase in prepaid expenses and other current assets and a $0.6 million increase in accounts payable.

Cash Flows from Investing Activities

Net cash provided by investing activities was $18.9 million for the three months ended March 31, 2026, which consisted of $39.0 million related to maturities of short-term treasury securities, net of $20.1 million of purchases of short-term treasury securities and less than $0.1 million of purchases of lab equipment and leasehold improvements for our Good Manufacturing Practice (GMP) cell processing suite at 1000 Bridge Parkway.

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

Cash Flows from Financing Activities

Net cash used by financing activities was $0.1 million for the three months ended March 31, 2026 and March 31, 2025 and consisted of $0.1 million cash paid for taxes withheld on the net share settlement of equity awards for both years.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to accruals for CDMO, CRO and research and development expenses, and equity-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2026, we had cash, cash equivalents and short-term investments in treasury securities of $137.6 million, which consisted of cash and funds invested in treasury securities and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash, cash equivalents and short-term investments in treasury securities, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash, cash equivalents and short-term investments in treasury securities. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, our Annual Report on Form 10-K for the year ended December 31, 2025, and in other documents that we file with the U.S. Securities and Exchange Commission (SEC), in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently: (i) net proceeds of approximately $19.3 million, after deducting sales agent commissions, but before deducting any expenses related to such sales, from sales of our common stock under our “at-the-market” program in January 2024; (ii) net proceeds of approximately $91.7 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten public offering in January 2024; and (iii) net proceeds of approximately $74.8 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten registered direct offering in October 2025. For the three months ended March 31, 2026, we recorded net loss of $20.2 million. As of March 31, 2026, we had an accumulated deficit of $634.9 million.

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

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize prula-cel, our most advanced product candidate. In November 2024, we dosed our first LN patient in our Phase 1 clinical study of prula-cel in autoimmune diseases and subsequently expanded enrollment to include patients with SLE, SSc, IIM, SPS and AAV. We are also advancing a Phase 1 study of prula-cel in patients with treatment-refractory rheumatoid arthritis (RA).

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

Our gamma delta T cell candidates represent a novel approach to the treatment of autoimmune diseases and cancer indications that create significant challenges for us.

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

We have concentrated our development efforts on our allogeneic gamma delta T cell therapy and our near-term success depends on the successful development of this therapeutic approach. We are in the early stages of developing our platform and product candidates and there can be no assurance that any development problems we have experienced or may experience in the future will not cause significant delays or result in unforeseen issues or unanticipated costs, or that any such development problems or issues can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our future clinical studies or commercializing our products on a timely or profitable basis, if at all. In addition, our expectations with regard to the advantages of an allogeneic gamma delta T cell therapy platform relative to other therapies may not materialize or materialize to the degree we anticipate. Further, our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.

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

If unacceptable toxicities arise in the development of our product candidates (or third-party product candidates utilizing similar technologies), we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. A data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Novel therapeutic candidates, such as those we are developing, may result in novel side effect profiles that may not be appropriately recognized or managed by the treating medical staff. We anticipate having to train medical personnel using our product candidates to understand the side effect profile of our product candidates for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in serious adverse events including patient deaths. Based on available preclinical data and clinical experience with other cell therapy agents, the safety profile of our pipeline product candidates is expected to include cytokine release syndrome, neurotoxicity, and possibly additional adverse events. Any of these occurrences may have a material adverse effect our business, financial condition and prospects.

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

If the FDA believes that the safe and effective use of any of our product candidates depends on an in vitro diagnostic, then it may require approval or clearance of that diagnostic as a companion diagnostic at the same time that the FDA approves our product candidates, if at all. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Depending on the data from our clinical trials, we may decide to collaborate with diagnostic companies during our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to respond to our product candidates. If a satisfactory companion diagnostic is not commercially available in this situation, we may be required to develop or obtain such test, which would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

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

We have received clearance for INDs to evaluate prula-cel in clinical trials in a number of indications. Our pipeline also includes ADI-212, an optimized next-generation gene-edited and armored clinical candidate targeting prostate specific membrane antigen (PSMA). We expect to submit a regulatory filing for ADI-212, such as an IND application or comparable regulatory submission outside the United States, for the treatment of metastatic castration-resistant prostate cancer (mCRPC) in the third quarter of 2026 with Phase 1 enrollment anticipated to start in the fourth quarter of 2026 pending regulatory clearance. We aim to submit a new regulatory submission, such as an IND application or equivalent every 12-18 months. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND application for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. The inability to initiate clinical trials for any of our product candidates on the timeline we currently anticipate or at all could have a material adverse effect on our business, results of operations and prospects.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, some of our clinical trial sites are also being used by some of our competitors, which may reduce the number of patients who are available for our clinical trials in that clinical trial site.

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

Furthermore, conducting clinical trials in countries outside the United States presents additional risks, including political and economic risks, such as armed conflict and economic embargoes or boycotts. We currently conduct and plan in the future to initiate clinical trials of prula-cel at sites outside of the United States, which may be located in countries involved in or impacted by political unrest and conflicts. For example, while we currently do not expect armed conflicts, such as the conflicts between the United States, Israel and Iran, Russia and Ukraine, or Israel and Hamas, or related developments to have a significant impact on our ability to obtain results from our clinical trials, further escalation (whether in these countries or surrounding areas) may adversely affect our ability to adequately conduct certain clinical trials and maintain compliance with relevant protocols due to, among other reasons, the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence, or other governmental action or other events that restrict movement. These developments may also result in our inability to access sites for monitoring or to obtain data from affected sites or patients going forward. We could also experience disruptions in our supply chain or limits to our ability to provide sufficient investigational materials in such countries and surrounding regions. Clinical trial sites may suspend or terminate the trials being conducted and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in such trials. Alternative sites in these areas may not be available and we may need to find other countries to conduct the relevant trials. Furthermore, military action may prevent the FDA or other regulatory agencies from inspecting clinical sites in these countries. Such interruptions may delay our plans for clinical development and approvals for our product candidates.

We have conducted, and may in the future conduct, certain clinical trials for our product candidates outside of the U.S. However, the FDA and comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are conducting our Phase 1 clinical trial for prula-cel in treatment-refractory RA outside the U.S., and may conduct one or more of our subsequent clinical trials for our product candidates outside the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, and require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. If the FDA does not accept data from our clinical trials of our product candidates, we would likely need to conduct additional clinical trials, which would be costly and time consuming and could delay or halt our development of our product candidates.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond prula-cel. Our pipeline also includes ADI-212, an optimized next-generation gene-edited and armored product candidate targeting PSMA that we plan to submit a regulatory filing for the treatment of mCRPC. We plan to submit one new IND to the FDA every 12-18 months. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

Our product candidates and any products that we may develop may compete with other companies' product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $137.6 million in cash, cash equivalents and short-term investments in treasury securities as of March 31, 2026, we are capitalized into the second half of 2027. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. In addition, certain of our license and collaboration agreements require us to make cash payments upon the achievement of certain milestone events. In the event we are unable to meet the payment obligations under these agreements, the agreements may be terminated in accordance with the terms of such agreements. Further, we could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Additionally, United States and global economic uncertainty, higher interest rates and diminished credit availability may limit our ability to incur indebtedness on favorable terms. Furthermore, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China, an escalation in conflict between Russia and Ukraine, the ongoing armed conflict between the United States, Israel and Iran, or the ongoing armed conflict in Israel and the Gaza strip, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our ability to obtain additional funding.

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

In addition, following the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to the extent and manner in which the U.S. government will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of March 31, 2026, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

If a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic (meaning, a product with the same principal molecular structural features) for the same approved use or indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other biologics that do not have the same principal molecular structural features for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product or if a subsequent applicant demonstrates clinical superiority over our products.

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

Our common stock began trading on The Nasdaq Global Market on January 26, 2018 and now trades on The Nasdaq Capital Market under the symbol “ACET.” There is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect your ability to sell shares you purchased. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and impair our ability to acquire other companies or technologies by using our shares as consideration.

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

On March 12, 2026, we filed a registration statement on Form S-3 (File No. 333-294265) with the SEC, which was declared effective on March 23, 2026 (2026 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the 2026 Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

3.1

Restated Certificate of Incorporation of the Registrant (as currently in effect) (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38359) filed with the SEC on March 12, 2026).

3.2

Amended and Restated Bylaws of the Registrant (as currently in effect) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on January 30, 2018).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 7, 2025).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on April 28, 2026).

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

ADICET BIO, INC.

Date: May 13, 2026	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: May 13, 2026	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)