Form 10-K/A
period 2025-12-31
Adicet Bio, Inc.
filed 2026-05-20
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of May 19, 2026, there were 9,348,236 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2026 annual meeting of shareholders, scheduled to be held on June 17, 2026, which the registrant has filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

EXPLANATORY NOTE

This amended report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Adicet Bio, Inc. (the “Company”) for the year ended December 31, 2025, initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Original Filing”), for the purpose of updating the disclosure in Item 9A “Controls and Procedures.” The Original Filing inadvertently omitted (a) a statement disclosing the conclusions of the Company’s principal executive and principal financial officers regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025 and (b) a statement that the disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the conclusions of the principal executive officer and principal financial officer that the controls and procedures are, in fact, effective at the reasonable assurance level. This Amendment corrects such omission and amends and replaces Item 9A “Controls and Procedures” in its entirety.

Except as described above, no other changes are being made to the Original Filing, and this Amendment consists only of the facing page, this explanatory note, Item 9A “Controls and Procedures” and the signature page to the Amendment. Further, except as expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Registrant’s other filings with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of December 31, 2025. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Inherent Limitations on Effectiveness of Internal Controls

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of the consolidated financial statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Amendment:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adicet Bio, Inc.

Date: May 20, 2026	By:	/s/ Chen Schor
Chen Schor President, Chief Executive Officer and Director (Principal Executive Officer)