Form 10-Q
period 2026-06-30
Adicet Bio, Inc.
filed 2026-08-05
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 9,361,490 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$33,131	$38,918
Short-term investments in treasury securities	85,059	119,612
Prepaid expenses and other current assets	2,573	2,396
Total current assets	120,763	160,926
Restricted cash	2,869	2,872
Property and equipment, net	14,028	16,532
Operating lease right-of-use asset	9,538	10,927
Finance lease right-of-use asset	888	1,022
Other non-current assets	80	76
Total assets	$148,166	$192,355
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,592	$4,739
Accrued and other current liabilities	11,582	13,606
Operating lease liability	2,655	2,837
Finance lease liability	172	349
Total current liabilities	18,001	21,531
Operating lease liability, net of current portion	9,401	10,910
Finance lease liability, net of current portion	626	642
Other non-current liabilities	—	62
Total liabilities	28,028	33,145
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; none issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 9,361,371 and 9,586,770 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	10
Additional paid-in capital	776,541	773,795
Accumulated deficit	(656,299)	(614,697)
Accumulated other comprehensive (loss) income	(105)	102
Total stockholders’ equity	120,138	159,210
Total liabilities and stockholders’ equity	$148,166	$192,355

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$18,450	$28,424	$35,938	$51,238
General and administrative	3,851	3,968	7,933	11,039
Total operating expenses	22,301	32,392	43,871	62,277
Loss from operations	(22,301)	(32,392)	(43,871)	(62,277)
Interest income	1,168	1,398	2,510	3,081
Interest expense	(22)	—	(45)	—
Other expense, net	(60)	(223)	(53)	(235)
Loss before income tax provision	(21,215)	(31,217)	(41,459)	(59,431)
Income tax provision	(143)	—	(143)	—
Net loss	$(21,358)	$(31,217)	$(41,602)	$(59,431)
Net loss per share, basic and diluted	$(1.99)	$(5.48)	$(3.87)	$(10.40)
Weighted-average common shares used in computing net loss per share, basic and diluted	10,745,553	5,692,816	10,748,058	5,713,182
Other comprehensive income
Unrealized loss on treasury securities, net of tax	(68)	(32)	(207)	(57)
Total other comprehensive income	(68)	(32)	(207)	(57)
Comprehensive loss	$(21,426)	$(31,249)	$(41,809)	$(59,488)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	9,586,770	$10	$773,795	$(614,697)	$102	$159,210
Immaterial correction from par to additional paid-in capital	—	(9)	9	—	—	—
Issuance of common stock upon vesting of restricted stock	19,555	—	—	—	—	—
Shares withheld for taxes	(8,632)	—	(65)	—	—	(65)
Stock-based compensation expense	—	—	1,303	—	—	1,303
Net loss	—	—	—	(20,244)	—	(20,244)
Other comprehensive income	—	—	—	—	(139)	(139)
Balance at March 31, 2026	9,597,693	$1	$775,042	$(634,941)	$(37)	$140,065
Issuance of common stock upon exercise of stock options	105	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock	2,620	—	—	—	—	—
Shares withheld for taxes	(272)	—	(3)	—	—	(3)
Exchange of common stock for pre-funded warrant, net of issuance costs of $22	(250,000)	—	(22)	—	—	(22)
Purchase of common stock under Employee Stock Purchase Plan	11,225	—	82	—	—	82
Stock-based compensation expense	—	—	1,441	—	—	1,441
Net loss	—	—	—	(21,358)	—	(21,358)
Other comprehensive income	—	—	—	—	(68)	(68)
Balance at June 30, 2026	9,361,371	$1	$776,541	$(656,299)	$(105)	$120,138

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	5,160,545	$5	$684,482	$(497,894)	$16	$186,609
Issuance of common stock upon vesting of restricted stock	15,943	—	—	—	—	—
Shares withheld for taxes	(7,161)	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	3,180	—	—	3,180
Net loss	—	—	—	(28,214)	—	(28,214)
Other comprehensive income	—	—	—	—	(25)	(25)
Balance at March 31, 2025	5,169,327	$5	$687,558	$(526,108)	$(9)	$161,446
Issuance of common stock upon vesting of restricted stock	1,840	—	—	—	—	—
Purchase of common stock under Employee Stock Purchase Plan	32,063	—	267	—	—	267
Stock-based compensation expense	—	—	2,908	—	—	2,908
Net loss	—	—	—	(31,217)	—	(31,217)
Other comprehensive income	—	—	—	—	(32)	(32)
Balance at June 30, 2025	5,203,230	$5	$690,733	$(557,325)	$(41)	$133,372

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(41,602)	$(59,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,541	3,335
Noncash lease expense	1,498	1,673
Stock-based compensation expense	2,744	6,088
Loss on disposal of property and equipment	—	103
Net amortization of premiums and accretion of discounts on investments	(1,423)	(2,176)
Amortization of deferred transaction costs	—	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(178)	1,109
Other non-current assets	(2)	188
Accounts payable	(1,136)	(491)
Operating lease liability	(1,860)	(1,875)
Accrued and other current and non-current liabilities	(1,895)	(568)
Net cash used in operating activities	(41,313)	(52,030)
Cash flows from investing activities
Purchases of short-term treasury securities	(44,231)	(34,369)
Maturities of short-term treasury securities	80,000	66,000
Purchases of property and equipment	(239)	(1,539)
Net cash provided by investing activities	35,530	30,092
Cash flows from financing activities
Proceeds from exercise of stock options	1	—
Proceeds from Employee Stock Purchase Plan	82	267
Pre-funded warrant issuance costs	(22)	—
Taxes withheld and paid related to net share settlement of equity awards	(68)	(104)
Net cash (used in) provided by financing activities	(7)	163
Net change in cash, cash equivalents and restricted cash	(5,790)	(21,775)
Cash, cash equivalents and restricted cash at the beginning of period	41,790	59,398
Cash, cash equivalents and restricted cash at the end of period	$36,000	$37,623
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$33,131	$34,720
Restricted cash	2,869	2,903
Cash, cash equivalents and restricted cash in consolidated balance sheets	$36,000	$37,623
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$7	$379
Remeasurement of finance lease resulting in a reduction of ROU asset	$25	$—

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

In May 2024, the Company initiated research and development activities in China through a series of contractual agreements entered into and among Shanghai Adicet Biotechnology Co., Ltd. (Shanghai Adicet), a variable interest entity, Adicet Shanghai, and the shareholders of Shanghai Adicet. The Company was the primary beneficiary of Shanghai Adicet which was considered a consolidated entity under accounting principles generally accepted in the United States of America (U.S. GAAP). In July 2025, Adicet Therapeutics entered into an equity transfer agreement with the then-stockholders of Shanghai Adicet to acquire 100% equity interests of Shanghai Adicet from its then-stockholders (the Acquisition). In connection with the Acquisition, tax filings and registration were completed in August 2025. As of August 2025, upon completion of the registration, Shanghai Adicet is now a wholly owned subsidiary of Adicet Therapeutics and will continue to conduct research and development activities in China. The transaction did not have a material impact on the financial statements. The Company consolidates the financial results of this entity into its consolidated financial statements in accordance with U.S. GAAP.

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $656.3 million as of June 30, 2026. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

In March 2024, the Company entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of its common stock from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal. As of June 30, 2026, no shares of common stock have been sold under the Jefferies Sales Agreement.

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

Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of equity, debt financings, collaborative or other arrangements with corporate or other sources of financing. Adequate funding may not be available to the Company on acceptable terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and the Company’s ability to pursue its business strategies. Although the Company continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. If unsuccessful in raising additional capital, the Company will be required to delay, reduce the scope of, or eliminate additional research and development programs, or take other cost cutting measures, or obtain funds by sale or license of other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements and related disclosures have been prepared in conformity with U.S. GAAP.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the significant accounting policies during the six months ended June 30, 2026.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2026 and consolidated results of operations for the three and six months ended June 30, 2026 and 2025 and consolidated cash flows and stockholders' equity for the six months ended June 30, 2026 and 2025 have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$85,059	$—	$—	$85,059
Money market funds (2) (3)	28,708	—	—	28,708
Total fair value of assets	$113,767	$—	$—	$113,767

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$119,612	$—	$—	$119,612
Money market funds (2) (3)	31,641	—	—	31,641
Total fair value of assets	$151,253	$—	$—	$151,253

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

4. Marketable Securities

The following tables show the Company's available-for-sale securities adjusted cost, net unrealized gains and losses and fair value by significant investment category (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$85,164	$—	$(105)	$85,059
Total	$85,164	$—	$(105)	$85,059

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$119,510	$102	$—	$119,612
Total	$119,510	$102	$—	$119,612

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid maintenance	$535	$338
Prepaid software subscription and licensing fees	531	382
Interest receivable	439	342
Prepaid insurance	356	829
Prepaid employee benefits	169	6
Prepayments to CROs and CDMOs	102	185
Other prepaid expenses and current assets	441	314
Total prepaid expenses and other current assets	$2,573	$2,396

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	June 30, 2026	December 31, 2025
Leasehold improvements	Lesser of useful life or lease term	$28,598	$28,422
Laboratory equipment	3	13,771	13,725
Furniture and fixtures	3	802	802
Construction in progress	—	12	198
Computer equipment	3	320	319
Software	3	453	453
		43,956	43,919
Less: Accumulated depreciation and amortization		(29,928)	(27,387)
Property and equipment, net		$14,028	$16,532

Depreciation and amortization expense was $1.2 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense was $2.5 and $3.3 million for the six months ended June 30, 2026 and 2025, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued CRO costs	$5,037	$5,707
Accrued compensation	4,383	5,632
Accrued professional services	952	1,200
Accrued CDMO costs	774	479
Accrued other research and development expenses	289	367
Accrued other liabilities	147	221
Total accrued and other liabilities	$11,582	$13,606

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

In April 2024, the Term Loan availability under the Loan Agreement expired. The Non-Formula Ancillary Services, which shall not exceed $5.5 million in the aggregate, remained available. On November 27, 2024, the Company executed a payoff letter (the Payoff Letter) with Banc of California to repay in full all outstanding indebtedness and terminate all commitments and obligations, subject to certain exceptions, under the Loan Agreement. Under the Payoff Letter, the Company agreed to pay Banc of California approximately $10,000 in administrative fees and establish cash collateral accounts and execute pledge and security agreements to secure ancillary services provided by Banc of California. The Company paid the $10,000 administrative fees in December 2024. No termination penalty was paid in connection with the Payoff Letter. As of June 30, 2026, we have $2.9 million of restricted cash held in cash collateral accounts.

9. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of June 30, 2026. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through June 30, 2026.

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

On a cumulative basis as of June 30, 2026, the Company has incurred and expensed $1.1 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

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

As of June 30, 2026, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

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

As of June 30, 2026, the Company has incurred no payments under the COH agreement.

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

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The expected undiscounted cash flows to be received from the sublease as of June 30, 2026 is as follows (in thousands):

June 30, 2026
2026	$63
2027 and thereafter	—
Total	$63

Further, the Company remains liable for the remaining lease payments under the 500 Boylston Lease, totaling $0.1 million, which is included in the future minimum lease payments table below.

The future minimum lease payments under all non-cancelable lease obligations as of June 30, 2026 were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$1,881	$—
2027	3,714	250
2028	3,808	250
2029	3,906	250
2030	662	250
2031 and thereafter	—	—
Total undiscounted lease payments	13,971	1,000
Less: imputed interest	(1,915)	(202)
Total lease liability	12,056	798
Less: current portion	(2,655)	(172)
Lease liability, net of current maturities	$9,401	$626

The following table presents the lease cost and information related to the lease right-of-use assets, net and lease liabilities for the quarter ended June 30, 2026 (in thousands):

Three Months Ended
June 30, 2026
Lease Cost
Operating lease cost	$922
Short-term lease cost	42
Finance lease cost:
Amortization of right-of-use assets	54
Interest on lease liabilities	22
Sublease income	(186)
Total lease cost	$854
Other Information
Operating cash flows used for lease liabilities	$(1,043)
Financing cash flows used for finance lease liabilities	—
Weighted-average remaining lease term - operating leases (in years)	3.7
Weighted-average remaining lease term - finance leases (in years)	4.1
Weighted-average discount rate - operating leases	6.90%
Weighted-average discount rate - finance leases	10.00%

For the six months ended June 30, 2026, the Company recognized $1.8 million and less than $0.1 million in operating lease and short-term lease costs, respectively. Additionally, for the six months ended June 30, 2026, the Company recognized $0.4 million in sublease income.

For the six months ended June 30, 2026, the Company recognized less than $0.1 million in reduction of right-of-use assets and interest on lease liabilities for the finance lease.

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

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of June 30, 2026, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	June 30, 2026	December 31, 2025
Stock options and restricted stock units available for future grant	251,219	682,713
Stock options issued and outstanding	1,694,741	763,464
Unvested restricted stock units	70,663	46,842
Common stock warrants issued and outstanding	1,402,833	1,152,833
Total common stock reserved	3,419,456	2,645,852

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

On October 7, 2025, the Company entered into the 2025 Underwriting Agreement with Jefferies and Guggenheim, as representatives of the 2025 Underwriters, related to the 2025 Offering of 4,375,062 shares of common stock, and, in lieu of common stock to an investor, pre-funded warrants to purchase 625,000 shares of common stock. The 2025 Shares were sold at a price of $16.00 per share and the 2025 Pre-Funded Warrants were sold at a price of $15.9984 per underlying share, which represents the per share offering price of each share of common stock minus the $0.0016 per share exercise price for each pre-funded warrant. The pre-funded warrants do not have an expiration date and are exercisable at any time. The pre-funded warrants are classified as equity within the Company’s consolidated balance sheet. The Company received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other offering expenses, of approximately $74.8 million. The Company may receive nominal proceeds, if any, from the exercise of the 2025 Pre-Funded Warrants.

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

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of June 30, 2026:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Outstanding, December 31, 2025	1,152,833	$0.0016
Warrants issued	250,000	0.0001
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, June 30, 2026	1,402,833	$0.0013

12. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$872	$1,607	$1,707	$3,227
General and administrative	569	1,301	1,037	2,861
Total stock-based compensation	$1,441	$2,908	$2,744	$6,088

Stock Options

In June 2026, the Company granted 110,000 stock options to certain employees with service vesting conditions that contain performance-based acceleration clauses. Vesting is based on continued service and may accelerate upon the achievement of specified milestone events. The Company concluded that the probability of achieving each of the milestones was not probable as of the grant date and remained not probable as of June 30, 2026. The Company will recognize the compensation expense for these options based on the graded vesting method over the service period and has recognized less than $0.1 million of related expense during the three months ended June 30, 2026.

A summary of stock option activity for the six months ended June 30, 2026 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	763,464	$40.23	8.0	$—
Options granted	1,003,011	$7.02
Options exercised	(105)	$7.04
Options forfeited or cancelled	(71,629)	$59.77
Outstanding, June 30, 2026	1,694,741	$19.75	8.9	$1,612
Options exercisable, June 30, 2026	482,475	$42.88	7.4	$94
Vested and expected to vest, June 30, 2026	1,694,741	$19.75	8.9	$1,612

The assumptions used in the Black-Scholes option-pricing model to calculate stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value of common stock	$8.1 - $8.1	$8.48 - $12.48	$6.81 - $8.1	$8.48 - $14.4
Expected term (years)	5.5 - 6.02	5.5 - 6.1	5.5 - 6.08	5.5 - 6.1
Volatility	90.85% - 91.58%	89.9% - 94.0%	90.85% - 92.0%	88.3% - 94.0%
Risk free rates	4.26% - 4.29%	3.8% - 4.1%	3.62% - 4.29%	3.8% - 4.4%
Dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units (RSUs)

The summary of RSU activity and related information for the six months ended June 30, 2026 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	46,842	$37.81
RSUs granted	50,138	$7.04
RSUs vested	(22,175)	$54.00
RSUs forfeited	(4,142)	$19.78
Outstanding, June 30, 2026	70,663	$11.97

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

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.1 million and $0.2 million was recognized in the six months ended June 30, 2026 and 2025, respectively. The remaining incremental compensation cost of $0.1 million, net of the reversal of expense related to employee terminations prior to August 14, 2024, will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the consolidated statements of operations.

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

13. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss - basic and diluted	$(21,358)	$(31,217)	$(41,602)	$(59,431)
Weighted-average shares used in computing net loss per share, basic and diluted	10,745,553	5,692,816	10,748,058	5,713,182
Net loss per share, basic and diluted	$(1.99)	$(5.48)	$(3.87)	$(10.40)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of June 30,
	2026	2025
Options to purchase common stock	1,694,741	1,136,551
Unvested restricted stock units	70,663	56,385
Total	1,765,404	1,192,936

14. Income Taxes

The Company recognized $0.1 million of income tax expense during the three and six months ended June 30, 2026 and recognized no income tax expense during the three and six months ended June 30, 2025. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of June 30, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

15. Related Party

As of the latest public filing made by Regeneron, Regeneron owned 60,511 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the three and six months ended June 30, 2026, the Company recorded no revenue from the Regeneron Agreement. See Note 9 for a discussion of the Regeneron Agreement.

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

The following table sets forth the Company’s segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
External program expenses for product candidates
Prula-cel	$2,672	$4,484	$4,719	$7,852
ADI-270	(191)	4,104	178	5,470
ADI-212	1,226	701	2,174	769
Total external program expenses for product candidates	3,707	9,289	7,071	14,091
Non-program specific expenses(1)	3,055	2,089	6,070	4,764
Personnel-related expenses (including non-cash stock-based compensation)(2)	9,116	12,840	18,642	27,633
Depreciation	1,199	1,655	2,541	3,335
Professional services and consulting fees	1,634	2,156	3,327	4,420
Facilities and infrastructure expenses	1,801	2,379	3,582	4,605
Other segment expense(3)	1,789	1,984	2,638	3,429
Interest income	(1,168)	(1,398)	(2,510)	(3,081)
Other expense, net(4)	82	223	98	235
Income tax provision	143	—	143	—
Segment net loss	$21,358	$31,217	$41,602	$59,431

(1)
Relates to platform research and development expenses which are not attributed to specific programs.
(2)
Relates to personnel-related expenses including non-cash stock-based compensation for the three months ended June 30, 2026 and 2025 of $1.4 million and $2.9 million, respectively, and the six months ended June 30, 2026 and 2025 of $2.7 million and $6.1 million, respectively.
(3)
Relates to other expenses primarily for software subscriptions and licenses, office expenses, travel and entertainment, director compensation and recruiting fees.
(4)
Consists of interest expense and other expenses.

17. Restricted Cash

As of June 30, 2026, the Company maintained letters of credit of $2.9 million, which are collateralized with bank accounts at financial institutions in accordance with the agreements. The letters of credit are included within restricted cash on the Company's consolidated balance sheets. Total restricted cash as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Redwood City, CA lease(1)	$2,306	$2,306
Boston, MA lease	263	266
Corporate credit card services	300	300
Total	$2,869	$2,872
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

In October 2025, we announced positive preliminary results from seven SLE and LN patients dosed in our ongoing Phase 1 trial of prula-cel in autoimmune diseases as of the August 31, 2025 data cut-off date. We plan to provide a comprehensive clinical update for this trial in LN and SLE patients in the third quarter of 2026, including data from 22 patients with LN and SLE (16 LN/ 6 SLE), with a minimum of six months follow-up, including 13 patients with at least 12 months of follow-up. Based on recent interactions with the FDA, we are advancing a potential pivotal trial design in LN and supporting planned start-up activities for a pivotal program anticipated to commence in the second half of 2026, subject to regulatory clearance. The Company plans to provide more details on the potential pivotal trial design in the third quarter of 2026. In addition, in the second half of 2026 we expect to report data evaluating prula-cel in patients with SSc.

We are also advancing a Phase 1 trial of prula-cel in patients with treatment-refractory rheumatoid arthritis (RA). The study is evaluating prula-cel using two conditioning regimens: cyclophosphamide alone and cyclophosphamide with fludarabine, to explore the potential to reduce the need for conditioning. We plan to provide a clinical update on this trial in the second half of 2026.

ADI-212

We are advancing ADI-212, a next-generation gene-edited and armored clinical candidate designed to target prostate-specific membrane antigen. ADI-212 is engineered to express a novel CAR binder designed to support enhanced tolerability and tumor-specific recognition. It integrates membrane-tethered IL-12 (mbIL-12) armoring and CRISPR/Cas9 mediated disruption of subunit 12 of the mediator complex (MED12) to enhance potency in solid tumors and deliver multiple anti-tumor mechanisms of action within the tumor microenvironment. We expect to submit a regulatory filing for a clinical trial of ADI-212 for the treatment of metastatic castration-resistant prostate cancer (mCRPC) in the third quarter of 2026. Subject to regulatory clearance to proceed with a clinical trial, we plan to initiate patient enrollment in the fourth quarter of 2026. We believe the potential market opportunity for ADI-212 in mCRPC is significant based on the prevalence in the U.S., EU5, China and Japan of approximately 75,000 patients with second or third line advanced disease.

In Vivo CAR-T Program and Pipeline

The Company is developing a differentiated in vivo CAR-T platform and pipeline targeting hematologic malignancies and solid tumors. A comprehensive update on the platform and pipeline is anticipated in the second half of 2026.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three months ended June 30,
	2026	2025	Change	% Change
Operating expenses
Research and development	$18,450	$28,424	$(9,974)	(35%)
General and administrative	3,851	3,968	(117)	(3%)
Total operating expenses	22,301	32,392	(10,091)	(31%)
Loss from operations	(22,301)	(32,392)	10,091	31%
Interest income	1,168	1,398	(230)	(16%)
Interest expense	(22)	—	(22)	—
Other expense, net	(60)	(223)	163	73%
Loss before income tax benefit	(21,215)	(31,217)	10,002	32%
Income tax provision	(143)	—	(143)	—
Net loss	$(21,358)	$(31,217)	$9,859	32%

Research and development

	Three months ended June 30,
	2026	2025
Payroll and personnel expenses(1)	$6,936	$9,746
Costs incurred under agreements with consultants, CDMOs, and CROs	4,024	8,003
Lab materials, supplies and maintenance of equipment used for research and development activities	2,575	3,388
Other research and development expenses(2)	4,915	7,287
Total research and development expenses	$18,450	$28,424

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Professional fees and allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $10.0 million, or 35%, during the three months ended June 30, 2026 as compared to the same period in 2025. The decrease in research and development expenses was primarily due to a $4.0 million decrease related to lower CRO expenses due to no new enrollment of patients, a $2.8 million decrease in payroll and personnel expenses due to lower headcount, a $2.3 million decrease in allocated facility-related expenses, a $0.8 million decrease in expenses related to lab supplies and materials, and a $0.1 million decrease in professional fees.

General and administrative

General and administrative expenses decreased by $0.1 million, or 3%, during the three months ended June 30, 2026 as compared to the same period in 2025. The decrease in general and administrative expenses was due to a decrease in payroll and personnel related expenses of $0.9 million primarily related to a decrease in stock-based compensation and lower headcount and a $0.4 million decrease in professional fees. The decrease was partially offset by a $1.2 million increase in allocated facility-related expenses.

Interest income

Interest income decreased by $0.2 million, or 16% during the three months ended June 30, 2026 as compared to the same period in 2025, which was primarily due to lower interest rates and lower cash balances for the period.

Other expense, net

Other expense, net decreased by $0.2 million, or 73%, during the three months ended June 30, 2026 as compared to the same period in 2025. This was due to a decrease in state franchise taxes and losses from disposals of property and equipment recognized in 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	Change	% Change
Operating expenses
Research and development	$35,938	$51,238	$(15,300)	(30%)
General and administrative	7,933	11,039	(3,106)	(28%)
Total operating expenses	43,871	62,277	(18,406)	(30%)
Loss from operations	(43,871)	(62,277)	18,406	30%
Interest income	2,510	3,081	(571)	(19%)
Interest expense	(45)	—	(45)	—
Other expense, net	(53)	(235)	182	77%
Loss before income tax benefit	(41,459)	(59,431)	17,972	30%
Income tax provision	(143)	—	(143)	—
Net loss	$(41,602)	$(59,431)	$17,829	30%

Research and development

	Six Months Ended June 30,
	2026	2025
Payroll and personnel expenses(1)	$14,088	$20,537
Costs incurred under agreements with consultants, CDMOs, and CROs	7,415	11,904
Lab materials, supplies and maintenance of equipment used for research and development activities	4,170	6,344
Other research and development expenses(2)	10,265	12,453
Total research and development expenses	$35,938	$51,238

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Professional fees and allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $15.3 million, or 30%, during the six months ended June 30, 2026 as compared to the same period in 2025. The decrease in research and development expenses was primarily due to a $6.5 million decrease in payroll and personnel expenses due to lower headcount, a $4.5 million decrease related to lower CRO expenses due to no new enrollment of patients, a $2.2 million decrease in expenses related to lab supplies and materials and a $2.4 million decrease in allocated facility-related expenses. The decrease was partially offset by a $0.3 million increase in professional fees.

General and administrative

General and administrative expenses decreased by $3.1 million, or 28%, during the six months ended June 30, 2026 as compared to the same period in 2025. The decrease in general and administrative expenses was due to a decrease in payroll and personnel related expenses of $2.3 million primarily related to a decrease in stock-based compensation and lower headcount and a $1.0 million decrease in professional fees. The decrease was partially offset by a $0.2 million increase in allocated facility-related expenses.

Interest income

Interest income decreased by $0.6 million, or 19% during the six months ended June 30, 2026 as compared to the same period in 2025, which was primarily due to lower interest rates and lower cash balances for the period.

Other expense, net

Other expense, net decreased by $0.2 million, or 77%, during the six months ended June 30, 2026 as compared to the same period in 2025. This was due to losses from disposals of property and equipment recognized in 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In January 2024, we raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, we terminated the JonesTrading ATM Program and entered into the Jefferies ATM Program. As of June 30, 2026, no shares of common stock have been sold through the Jefferies ATM Program.

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

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $118.2 million and restricted cash of $2.9 million held in cash collateral accounts. We expect that our cash, cash equivalents and short-term investments will be sufficient to fund our forecasted operating expenses, capital expenditure requirements and debt service payments for at least the next twelve months from the issuance of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $41.6 million and $59.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $656.3 million.

As of June 30, 2026, we had cash, cash equivalents, and short-term investments in treasury securities of $118.2 million. We believe that our cash, cash equivalents and short-term investments in treasury securities will be sufficient for us to fund our operations for at least twelve months from the issuance date of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. Because of the risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(41,313)	$(52,030)
Investing activities	35,530	30,092
Financing activities	(7)	163
Net decrease in cash, cash equivalents and restricted cash	$(5,790)	$(21,775)

Cash Flows from Operating Activities

Net cash used in operating activities was $41.3 million for the six months ended June 30, 2026. Cash used in operating activities consisted of net loss partially offset by non-cash adjustments of $5.4 million, and a net decrease in operating assets and liabilities of $5.1 million. Non-cash items primarily included depreciation and amortization of $2.5 million, stock-based compensation expense of $2.7 million, non-cash lease expense of $1.5 million and a net amortization of premiums and accretion discounts on investments of $1.4 million. The net change in assets and liabilities was primarily due to a decrease in accounts payable of $1.1 million, a net decrease in accrued and other current and non-current liabilities of $1.9 million, a decrease in operating lease liability of $1.9 million, a decrease in prepaid expenses of $0.2 million and a decrease in other current assets of less than $0.1 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $35.5 million for the six months ended June 30, 2026, which consisted of $80.0 million related to maturities of short-term treasury securities, net of $44.2 million of purchases of short-term treasury securities and $0.2 million of purchases of lab equipment and leasehold improvements for our Good Manufacturing Practice (GMP) cell processing suite at 1000 Bridge Parkway.

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

Cash Flows from Financing Activities

Net cash used by financing activities was less than $0.1 million for the six months ended June 30, 2026, which was primarily related to net proceeds from the issuance of common stock in connection with our employee stock purchase plan. This was partially offset by cash paid for taxes withheld on the net share settlement of equity awards and issuance costs related to exchange of common stock for pre-funded warrant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2026, we had cash, cash equivalents and short-term investments in treasury securities of $118.2 million, which consisted of cash and funds invested in treasury securities and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash, cash equivalents and short-term investments in treasury securities, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash, cash equivalents and short-term investments in treasury securities. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, our Annual Report on Form 10-K for the year ended December 31, 2025, and in other documents that we file with the U.S. Securities and Exchange Commission (SEC), in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently net proceeds of approximately $74.8 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten registered direct offering in October 2025. For the three months ended June 30, 2026, we recorded net loss of $21.4 million. As of June 30, 2026, we had an accumulated deficit of $656.3 million.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $118.2 million in cash, cash equivalents and short-term investments in treasury securities as of June 30, 2026, we are capitalized into the second half of 2027. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

In July 2025, we implemented our workforce reduction plan. In connection with the workforce reduction plan, we incurred costs of approximately $2.3 million, which were primarily one-time severance benefits. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our workforce reduction plan may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of remaining employees.

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

The collection and use of personal health data in the European Economic Area (EEA) is governed by the General Data Protection Regulation (EU GDPR) and the United Kingdom’s General Data Protection Regulation (UK GDPR, together with the EU GDPR, GDPR). The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for controllers of personal data, including stringent requirements relating to ensuring an appropriate legal basis or condition applies to the processing of personal data, stricter requirements relating to obtaining consent from data subjects, stricter requirements around the collection of sensitive data (such as health data), expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, implementing safeguards to protect the security and confidentiality of personal data and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States.

Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. On June 19, 2025, the UK Government adopted the Data (Use and Access) Act 2025 (the DUAA). This may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU GDPR, the European Commission issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted (UK Adequacy Decision). In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of June 30, 2026, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

Departure of Chief Medical Officer

On August 3, 2026, Julie Maltzman, M.D. notified Adicet Bio, Inc. (the “Company”) of her resignation as Chief Medical Officer of the Company, effective August 14, 2026 (the “Effective Date”). Dr. Maltzman’s resignation was not the result of any disagreement with the Company or its Board of Directors or any matter relating to the Company’s operations, policies, or practices. The Company has commenced a search for a new Chief Medical Officer.

Appointment of Interim Chief Medical Officer

Dr. Lloyd Klickstein, M.D., Ph.D. has been appointed as the Company’s Interim Chief Medical Officer, effective August 3, 2026.

Dr. Klickstein, age 69, has served as a member of our board of directors since August 2024. Dr. Klickstein has served as president and chief executive officer of Koslapp Therapeutics, Inc. since April 2024. From February 2021 to March 2024, Dr. Klickstein served as the founding chief executive officer and subsequently as president and chief scientific officer of Versanis Bio, Inc., a biopharmaceutical company that addressed medical conditions prevalent in older adults. Previously, Dr. Klickstein served as chief innovation officer of Adicet Bio from September 2020 to February 2021 and as chief scientific officer of resTORbio from May 2018 to September 2020. Prior to joining resTORbio, Dr. Klickstein was Head of Translational Medicine for the New Indication Discovery Unit (NIDU) and the Exploratory Disease Area (DAx) at Novartis Institutes for Biomedical Research. Dr. Klickstein received his B.S. degree from Tufts University, his M.D. and Ph.D. degrees from Harvard University, completed post-graduate clinical training in Internal Medicine, Rheumatology & Immunology at BWH and a post-doctoral research fellowship at the Center for Blood Research in Boston.

Dr. Klickstein and the Company have entered into a Consulting Agreement, dated August 5, 2026 (the “Consulting Agreement”), effective as of August 3, 2026, pursuant to which Dr. Klickstein has agreed to serve as interim Chief Medical Officer on a full-time basis during the term of the Consulting Agreement. As compensation for his services under the Consulting Agreement, Dr. Klickstein shall be paid $42,500 per month, is eligible for an additional cash incentive payment equal to forty (40) percent of the fees paid under the Agreement, and was granted an option to purchase 18,300 shares of the Company’s common stock at a per share exercise price based on the closing price of the Company’s common stock on The Nasdaq Capital Market as of August 5, 2026.

There are no other arrangements or understandings between Dr. Klickstein and any other persons pursuant to which Dr. Klickstein was appointed as interim Chief Medical Officer of the Company. There is no family relationship between Dr. Klickstein and any director or executive officer of the Company. There are no transactions between Dr. Klickstein and the Company that would be required to be reported under Item 404(a) of Regulation S-K.

The foregoing description of the Consulting Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the final Consulting Agreement.

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 7, 2025).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on April 28, 2026).

10.1*	Amended and Restated Non-Employee Director Compensation Policy

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

ADICET BIO, INC.

Date: August 5, 2026	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: August 5, 2026	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)