Form 10-Q
period 2026-09-30
Adicet Bio, Inc.
filed 2026-11-05
CIK 1720580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 9,361,596 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

ADICET BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$27,111	$38,918
Short-term investments in treasury securities	73,834	119,612
Prepaid expenses and other current assets	2,497	2,396
Total current assets	103,442	160,926
Restricted cash	2,574	2,872
Property and equipment, net	13,066	16,532
Operating lease right-of-use asset	8,930	10,927
Finance lease right-of-use asset	854	1,022
Other non-current assets	80	76
Total assets	$128,946	$192,355
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,700	$4,739
Accrued and other current liabilities	11,449	13,606
Operating lease liability	2,673	2,837
Finance lease liability	174	349
Total current liabilities	16,996	21,531
Operating lease liability, net of current portion	8,621	10,910
Finance lease liability, net of current portion	632	642
Other non-current liabilities	—	62
Total liabilities	26,249	33,145
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; none issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 9,361,596 and 9,586,770 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	10
Additional paid-in capital	778,048	773,795
Accumulated deficit	(675,177)	(614,697)
Accumulated other comprehensive (loss) income	(175)	102
Total stockholders’ equity	102,697	159,210
Total liabilities and stockholders’ equity	$128,946	$192,355

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$15,626	$22,853	$51,562	$74,091
General and administrative	4,170	5,099	12,105	16,137
Total operating expenses	19,796	27,952	63,667	90,228
Loss from operations	(19,796)	(27,952)	(63,667)	(90,228)
Interest income	972	1,172	3,482	4,253
Interest expense	(23)	(12)	(68)	(12)
Other expense, net	(30)	(64)	(83)	(300)
Loss before income tax provision	(18,877)	(26,856)	(60,336)	(86,287)
Income tax provision	(1)	—	(144)	—
Net loss	$(18,878)	$(26,856)	$(60,480)	$(86,287)
Net loss per share, basic and diluted	$(1.76)	$(4.72)	$(5.62)	$(15.10)
Weighted-average common shares used in computing net loss per share, basic and diluted	10,745,696	5,692,874	10,753,547	5,713,216
Other comprehensive income
Unrealized gain (loss) on treasury securities, net of tax	(70)	97	(277)	40
Total other comprehensive income (loss)	(70)	97	(277)	40
Comprehensive loss	$(18,948)	$(26,759)	$(60,757)	$(86,247)

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	9,586,770	$10	$773,795	$(614,697)	$102	$159,210
Immaterial correction from par to additional paid-in capital	—	(9)	9	—	—	—
Issuance of common stock upon vesting of restricted stock	19,555	—	—	—	—	—
Shares withheld for taxes	(8,632)	—	(65)	—	—	(65)
Stock-based compensation expense	—	—	1,303	—	—	1,303
Net loss	—	—	—	(20,244)	—	(20,244)
Other comprehensive income (loss)	—	—	—	—	(139)	(139)
Balance at March 31, 2026	9,597,693	$1	$775,042	$(634,941)	$(37)	$140,065
Issuance of common stock upon exercise of stock options	105	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock	2,620	—	—	—	—	—
Shares withheld for taxes	(272)	—	(3)	—	—	(3)
Exchange of common stock for pre-funded warrant, net of issuance costs of $22	(250,000)	—	(22)	—	—	(22)
Purchase of common stock under Employee Stock Purchase Plan	11,225	—	82	—	—	82
Stock-based compensation expense	—	—	1,441	—	—	1,441
Net loss	—	—	—	(21,358)	—	(21,358)
Other comprehensive income (loss)	—	—	—	—	(68)	(68)
Balance at June 30, 2026	9,361,371	$1	$776,541	$(656,299)	$(105)	$120,138
Issuance of common stock upon exercise of stock options	152	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock	107	—	—	—	—	—
Shares withheld for taxes	(34)	—	—	—	—	—
Stock-based compensation expense	—	—	1,506	—	—	1,506
Net loss	—	—	—	(18,878)	—	(18,878)
Other comprehensive income (loss)	—	—	—	—	(70)	(70)
Balance at September 30, 2026	9,361,596	$1	$778,048	$(675,177)	$(175)	$102,697

ADICET BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	5,160,545	$5	$684,482	$(497,894)	$16	$186,609
Issuance of common stock upon vesting of restricted stock	15,943	—	—	—	—	—
Shares withheld for taxes	(7,161)	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	3,180	—	—	3,180
Net loss	—	—	—	(28,214)	—	(28,214)
Other comprehensive income (loss)	—	—	—	—	(25)	(25)
Balance at March 31, 2025	5,169,327	$5	$687,558	$(526,108)	$(9)	$161,446
Issuance of common stock upon vesting of restricted stock	1,840	—	—	—	—	—
Purchase of common stock under Employee Stock Purchase Plan	32,063	—	267	—	—	267
Stock-based compensation expense	—	—	2,908	—	—	2,908
Net loss	—	—	—	(31,217)	—	(31,217)
Other comprehensive income (loss)	—	—	—	—	(32)	(32)
Balance at June 30, 2025	5,203,230	$5	$690,733	$(557,325)	$(41)	$133,372
Issuance of common stock upon vesting of restricted stock	129	—	—	—	—	—
Shares withheld for taxes	(52)	—	—	—	—	—
Stock-based compensation expense	—	—	2,529	—	—	2,529
Net loss	—	—	—	(26,856)	—	(26,856)
Other comprehensive income (loss)	—	—	—	—	97	97
Balance at September 30, 2025	5,203,307	$5	$693,262	$(584,181)	$56	$109,142

The accompanying notes are an integral part of these consolidated financial statements.

ADICET BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(60,480)	$(86,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,580	4,908
Noncash lease expense	2,161	2,355
Stock-based compensation expense	4,250	8,617
Loss on disposal of property and equipment	—	103
Net amortization of premiums and accretion of discounts on investments	(1,928)	(2,881)
Amortization of deferred transaction costs	—	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(102)	490
Other non-current assets	(1)	304
Accounts payable	(2,028)	722
Operating lease liability	(2,635)	(2,653)
Accrued and other current and non-current liabilities	(2,050)	(30)
Net cash used in operating activities	(59,233)	(74,337)
Cash flows from investing activities
Purchases of short-term treasury securities	(60,571)	(61,324)
Maturities of short-term treasury securities	108,000	110,000
Purchases of property and equipment	(295)	(1,748)
Net cash provided by (used in) investing activities	47,134	46,928
Cash flows from financing activities
Proceeds from exercise of stock options	2	—
Proceeds from Employee Stock Purchase Plan	82	267
Pre-funded warrant issuance costs	(22)	—
Taxes withheld and paid related to net share settlement of equity awards	(68)	(104)
Principal payments on finance leases	—	(150)
Net cash (used in) provided by financing activities	(6)	13
Net change in cash, cash equivalents and restricted cash	(12,105)	(27,396)
Cash, cash equivalents and restricted cash at the beginning of period	41,790	59,398
Cash, cash equivalents and restricted cash at the end of period	$29,685	$32,002
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$27,111	$29,099
Restricted cash	2,574	2,903
Cash, cash equivalents and restricted cash in consolidated balance sheets	$29,685	$32,002
Supplemental cash flow information
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$28	$208
Right-of-use asset acquired under finance leases	$—	$1,104
Remeasurement of finance lease resulting in a reduction of ROU asset	$4	$—

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

Liquidity and Going Concern

The Company has incurred significant net operating losses and negative cash flows from operations and has an accumulated deficit of $675.2 million as of September 30, 2026. The Company has historically financed its operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in the Merger with resTORbio. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows to continue for the foreseeable future, until such time, if ever, that it can generate significant sales of its product candidates currently in development.

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

In March 2024, the Company entered into an Open Market Sales AgreementSM (the Jefferies Sales Agreement) with Jefferies to sell shares of its common stock from time to time, through an ATM equity offering program under which Jefferies will act as sales agent or principal. As of September 30, 2026, no shares of common stock have been sold under the Jefferies Sales Agreement.

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

All of the Company’s revenue to date has been generated from a collaboration and license agreement (the Regeneron Agreement) with Regeneron Pharmaceuticals, Inc. (Regeneron). The Company does not expect to generate any significant product revenue until it obtains regulatory approval of and commercializes any of the Company’s product candidates or enters into additional collaborative agreements with third parties, and it does not know when, or if, either will occur. The Company expects to continue to incur significant losses for the foreseeable future, and it expects the losses to increase as the Company continues the development of, and seeks regulatory approvals for, its product candidates and begins to commercialize any approved products. The Company is subject to all of the risks typically related to the development of new product candidates, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology and it may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect its business.

Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of equity, debt financings, collaborative or other arrangements with corporate or other sources of financing. Adequate funding may not be available to the Company on acceptable terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and the Company’s ability to pursue its business strategies. Although the Company continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. If unsuccessful in raising additional capital, the Company will be required to delay, reduce the scope of, or eliminate additional research and development programs, or take other cost cutting measures, or obtain funds by sale or license of other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. The Company expects that its current cash and cash equivalents and short-term investments may not be sufficient to fund operations for at least twelve months from the date of issuance of these unaudited consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements and related disclosures have been prepared in conformity with U.S. GAAP. The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries, Adicet Shanghai and Shanghai Adicet, located in Shanghai, PRC and Adicet Israel, located in Haifa, Israel. All intercompany balances and transactions have been eliminated.

Reverse Stock Split

On December 30, 2025, the Company effected a 1-for-16 reverse stock split for all of its issued and outstanding shares of common stock. All share and per share amounts presented in these consolidated financial statements and accompanying notes have been retroactively adjusted where applicable, to reflect the reverse stock split. There was no change to the total number of shares authorized or par value per share as a result of this reverse stock split.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2026.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2026 and consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 and consolidated cash flows and stockholders' equity for the nine months ended September 30, 2026 and 2025 have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$73,834	$—	$—	$73,834
Money market funds (2) (3)	23,550	—	—	23,550
Total fair value of assets	$97,384	$—	$—	$97,384

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Treasury securities (1) (3)	$119,612	$—	$—	$119,612
Money market funds (2) (3)	31,641	—	—	31,641
Total fair value of assets	$151,253	$—	$—	$151,253

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

4. Marketable Securities

The following tables show the Company's available-for-sale securities adjusted cost, net unrealized gains and losses and fair value by significant investment category (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$74,009	$—	$(175)	$73,834
Total	$74,009	$—	$(175)	$73,834

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
Treasury securities	$119,510	$102	$—	$119,612
Total	$119,510	$102	$—	$119,612

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid software subscription and licensing fees	$613	$389
Prepaid maintenance	535	338
Prepayments to CROs and CDMOs	361	185
Interest receivable	297	342
Prepaid insurance	128	829
Prepaid employee benefits	73	6
Other prepaid expenses and current assets	490	307
Total prepaid expenses and other current assets	$2,497	$2,396

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Useful life (in years)	September 30, 2026	December 31, 2025
Leasehold improvements	Lesser of useful life or lease term	$28,598	$28,422
Laboratory equipment	3	13,783	13,725
Furniture and fixtures	3	802	802
Construction in progress	—	78	198
Computer equipment	3	319	319
Software	3	453	453
		44,033	43,919
Less: Accumulated depreciation and amortization		(30,967)	(27,387)
Property and equipment, net		$13,066	$16,532

Depreciation and amortization expense was $1.0 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense was $3.6 million and $4.9 million for the nine months ended September 30, 2026 and 2025, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$4,897	$5,632
Accrued CRO costs	4,467	5,707
Accrued professional services	1,029	1,200
Accrued CDMO costs	501	479
Accrued other research and development expenses	415	367
Accrued other liabilities	140	221
Total accrued and other liabilities	$11,449	$13,606

8. Third Party Agreements

Regeneron

On July 29, 2016, the Company entered into a license and collaboration agreement with Regeneron, which was amended in April 2019, with such amendment becoming effective in connection with Regeneron’s investment in the

Company’s Series B redeemable convertible preferred stock private placement transaction in July 2019 (as amended, the Regeneron Agreement).

Financial Terms. The Company received a non-refundable upfront payment of $25.0 million from Regeneron upon execution of the Regeneron Agreement and an aggregate of $20.0 million of additional payments for research funding from Regeneron as of September 30, 2026. In addition, Regeneron may have to pay the Company additional amounts in the future consisting of up to an aggregate of $80.0 million of option exercise fees, as specified in the Regeneron Agreement. Per the terms of the agreement, Regeneron must pay the Company high single digit royalties as a percentage of net sales for immune cell products (ICPs) to targets for which it has exclusive rights, and low single digit royalties as a percentage of net sales on any non-ICP product comprising a targeting moiety generated by the Company through the use of Regeneron’s proprietary mice. The Company must pay Regeneron mid-single to low double digit, but less than teens, of royalties as a percentage of net sales of ICPs to targets for which the Company has exercised exclusive rights, and low to mid-single digit of royalties as a percentage of net sales of targeting moieties generated from the Company’s license to use Regeneron’s proprietary mice. Royalties are payable until the longer of the expiration or invalidity of the licensed patent rights or twelve (12) years from first commercial sale. No royalties have been earned or paid under the Regeneron Agreement through September 30, 2026.

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

On a cumulative basis as of September 30, 2026, the Company has incurred and expensed $1.1 million related to project initiation fees, technology access fees and projects fees as research and development expense related to this agreement.

CRISPR

On May 16, 2023, the Company entered into a license and collaboration agreement with CRISPR Therapeutics AG (CRISPR Agreement) to non-exclusively license CRISPR’s gene editing technology (CRISPR Technology) for use in up to a specified number of gamma delta licensed products. CRISPR also had an option to co-develop and co-commercialize a future gamma delta product (the Option Product). Additionally, the parties agreed on prostate-specific membrane antigen (PSMA) as a collaboration target that the Company would develop an Option Product against. CRISPR had opt-in rights to participate in a 50/50 cost and profit split for the Option Product. If CRISPR had elected to opt-in, the Option Product would have been designated a collaboration product. Because CRISPR elected to not opt-in, the Option Product is a licensed product. The Company will lead and be primarily responsible for the development, manufacturing, and commercialization of the Collaboration Product in accordance with plans agreed upon by both parties.

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

As of September 30, 2026, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

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

As of September 30, 2026, the Company has incurred no payments under the COH agreement.

9. Commitments and Contingencies

Leases

The Company has operating leases for office and laboratory space in Redwood City, California and the Company has one finance lease for lab instruments.

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

Boston

In 2018, the Company entered into a lease agreement, as amended in 2019, for office space at 500 Boylston St, Boston, Massachusetts (500 Boylston Lease). Under the terms of the 500 Boylston Lease, the Company was permitted to assign, sublease or transfer this lease, with the consent of the landlord. The lease expired on July 30, 2026 per its terms.

On July 19, 2021, the Company entered into a sublease agreement with RFS OPCO LLC (Sublessee), whereby the Company agreed to sublease to Sublessee all of the 9,501 rentable square feet of 500 Boylston St. The sublease agreement expired on July 30, 2026 per its terms.

The future minimum lease payments under all non-cancelable lease obligations as of September 30, 2026 were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$921	$—
2027	3,714	250
2028	3,808	250
2029	3,906	250
2030	662	250
2031 and thereafter	—	—
Total undiscounted lease payments	13,011	1,000
Less: imputed interest	(1,717)	(194)
Total lease liability	11,294	806
Less: current portion	(2,673)	(174)
Lease liability, net of current maturities	$8,621	$632

The following table presents the lease cost and information related to the lease right-of-use assets, net and lease liabilities for the quarter ended September 30, 2026 (in thousands):

Three Months Ended
September 30, 2026
Lease Cost
Operating lease cost	$810
Short-term lease cost	34
Finance lease cost:
Amortization of right-of-use assets	55
Interest on lease liabilities	23
Sublease income	(64)
Total lease cost	$858
Other Information
Operating cash flows used for lease liabilities	$4,337
Financing cash flows used for finance lease liabilities	—
Weighted-average remaining lease term - operating leases (in years)	3.4
Weighted-average remaining lease term - finance leases (in years)	3.9
Weighted-average discount rate - operating leases	6.90%
Weighted-average discount rate - finance leases	10.00%

For the nine months ended September 30, 2026, the Company recognized $2.7 million and $0.1 million in operating lease and short-term lease costs, respectively. Additionally, for the nine months ended September 30, 2026, the Company recognized $0.4 million in sublease income.

For the nine months ended September 30, 2026, the Company recognized less than $0.2 million in reduction of right-of-use assets and interest on lease liabilities for the finance lease.

The Company maintains letters of credit in connection with the Company’s office leases in Redwood City, CA. Refer to Note 16 Restricted Cash for additional information about these letters of credit.

Vendor Dispute

The Company is involved in an ordinary course proceeding arising from a dispute with a former vendor over certain service-related charges. Due to the inherent uncertainties of matter, the Company is unable to predict the outcome of the matter at this time. Furthermore, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter. However, in the event of unexpected further developments, it is possible that the ultimate resolution of this matter, if unfavorable, may have an adverse impact on our business, financial condition, results of operations or liquidity.

10. Stockholders' Equity

Common Stock

The Company’s Restated Certificate of Incorporation, which became effective as of June 6, 2024, authorized the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company subject to the prior rights of the preferred stockholders. As of September 30, 2026, no dividends on common stock had been declared by the board of directors.

The Company has the following shares of common stock reserved for future issuance:

	September 30, 2026	December 31, 2025
Stock options and restricted stock units available for future grant	355,958	682,713
Stock options issued and outstanding	1,594,979	763,464
Unvested restricted stock units	65,461	46,842
Common stock warrants issued and outstanding	1,402,833	1,152,833
Total common stock reserved	3,419,231	2,645,852

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

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of September 30, 2026:

Issuance Date	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Outstanding, December 31, 2025	1,152,833	$0.0016
Warrants issued	250,000	0.0001
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding, September 30, 2026	1,402,833	$0.0013

11. Stock-based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$770	$1,269	$2,477	$4,496
General and administrative	736	1,260	1,773	4,121
Total stock-based compensation	$1,506	$2,529	$4,250	$8,617

Stock Options

In June 2026, the Company granted 110,000 stock options to certain employees with service vesting conditions that contain performance-based acceleration clauses. Vesting is based on continued service and may accelerate upon the achievement of specified milestone events. The Company concluded that the probability of achieving each of the milestones was not probable as of the grant date and remained not probable as of September 30, 2026. The Company will recognize the compensation expense for these options based on the graded vesting method over the service period and has recognized $0.1 million and $0.2 million of related expense during the three and nine months ended September 30, 2026, respectively.

A summary of stock option activity for the nine months ended September 30, 2026 is set forth below:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	763,464	$40.23	8.0	$—
Options granted	1,042,296	$7.10
Options exercised	(257)	$7.04
Options forfeited or cancelled	(210,524)	$30.23
Outstanding, September 30, 2026	1,594,979	$19.91	8.6	$226
Options exercisable, September 30, 2026	554,361	$38.56	7.4	$30
Vested and expected to vest, September 30, 2026	1,594,979	$19.91	8.6	$226

The assumptions used in the Black-Scholes option-pricing model to calculate stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value of common stock	$7.14 - $9.43	$11.20 - $12.96	$6.81 - $9.43	$8.48 - $14.40
Expected term (years)	5.33 - 6.05	5.77 - 6.07	5.33 - 6.08	5.5 - 6.08
Volatility	90.01% - 91.94%	92.28% - 93.53%	90.01% - 92.0%	88.28% - 93.97%
Risk free rates	4.39% - 5.14%	3.81% - 4.0%	3.62% - 5.14%	3.81% - 4.43%
Dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units (RSUs)

The summary of RSU activity and related information for the nine months ended September 30, 2026 is set forth below:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	46,842	$37.81
RSUs granted	50,138	$7.04
RSUs vested	(22,282)	$53.83
RSUs forfeited	(9,237)	$15.30
Outstanding, September 30, 2026	65,461	$11.98

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

The repriced options otherwise retained their existing terms and conditions as set forth in the Plans and applicable award agreements. The stock option modification resulted in $4.6 million of incremental compensation cost, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.1 and $0.3 million was recognized in the nine months ended September 30, 2026 and 2025, respectively. The remaining incremental compensation cost of less than $0.1 million, net of the reversal of expense related to employee terminations prior to August 14, 2024, will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the consolidated statements of operations.

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

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss - basic and diluted	$(18,878)	$(26,856)	$(60,480)	$(86,287)
Weighted-average shares used in computing net loss per share, basic and diluted	10,745,696	5,692,874	10,753,547	5,713,216
Net loss per share, basic and diluted	$(1.76)	$(4.72)	$(5.62)	$(15.10)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of September 30,
	2026	2025
Options to purchase common stock	1,594,979	1,096,448
Unvested restricted stock units	65,461	47,486
Total	1,660,440	1,143,934

13. Income Taxes

The Company recognized less than $0.1 million and $0.1 million of income tax expense during the three and nine months ended September 30, 2026, respectively. The Company recognized no income tax expense during the three and nine months ended September 30, 2025. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of September 30, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

14. Related Party

As of the latest public filing made by Regeneron, Regeneron owned 60,511 shares of the Company’s common stock. Regeneron became a related party in July 2019 as a result of Series B redeemable convertible preferred stock financing which was subsequently converted into common stock. For the three and nine months ended September 30, 2026, the Company recorded no revenue from the Regeneron Agreement. See Note 8 for a discussion of the Regeneron Agreement.

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

The following table sets forth the Company’s segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
External program expenses for product candidates
Prula-cel	$1,006	$1,102	$5,725	$8,954
ADI-270	(13)	3,444	165	8,914
ADI-212	1,156	646	3,330	1,415
Total external program expenses for product candidates	2,149	5,192	9,220	19,283
Non-program specific expenses(1)	2,938	3,636	9,008	8,400
Personnel-related expenses (including non-cash stock-based compensation)(2)	7,882	12,593	26,524	40,226
Depreciation	1,039	1,573	3,580	4,908
Professional services and consulting fees	2,583	1,667	5,910	6,087
Facilities and infrastructure expenses	1,794	1,780	5,376	6,385
Other segment expense(3)	1,411	1,511	4,049	4,939
Interest income	(972)	(1,172)	(3,482)	(4,253)
Other expense, net(4)	53	76	151	312
Income tax provision	1	—	144	—
Segment net loss	$18,878	$26,856	$60,480	$86,287
(1)
Relates to platform research and development expenses which are not attributed to specific programs.
(2)
Relates to personnel-related expenses including non-cash stock-based compensation for the three months ended September 30, 2026 and 2025 of $1.5 and $2.5 million, respectively, and the nine months ended September 30, 2026 and 2025 of $4.3 million and $8.6 million, respectively.
(3)
Relates to other expenses primarily for software subscriptions and licenses, office expenses, travel and entertainment, director compensation and recruiting fees.
(4)
Consists of interest expense and other expenses.

16. Restricted Cash

As of September 30, 2026, the Company maintained letters of credit of $2.6 million, which are collateralized with bank accounts at financial institutions in accordance with the agreements. The letters of credit are included within restricted cash on the Company's consolidated balance sheets. Total restricted cash as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Redwood City, CA lease(1)	$2,274	$2,306
Boston, MA lease	—	266
Corporate credit card services	300	300
Total	$2,574	$2,872
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

Overview

We are a clinical stage biotechnology company discovering and developing a broad pipeline of allogeneic gamma delta T cell therapies, engineered with chimeric antigen receptors (CARs) alongside differentiated in vivo CAR-T therapies with the potential to redefine treatment across autoimmune diseases, hematologic malignancies and solid tumors.

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

Prula-cel

We are advancing patient enrollment in our Phase 1 program of prula-cel across multiple autoimmune diseases. In December 2023, the U.S. Food and Drug Administration (FDA) cleared our IND application for prula-cel in lupus nephritis (LN) and has subsequently authorized the evaluation of prula-cel in systemic lupus erythematosus (SLE), systemic sclerosis (SSc), anti-neutrophil cytoplasmic autoantibody associated vasculitis (AAV), idiopathic inflammatory myopathies (IIM) and stiff person syndrome (SPS) within the Company’s Phase 1 clinical trial. In November 2025, we reached alignment with the FDA to allow LN and SLE patients to be dosed with prula-cel in the outpatient setting in ongoing and future clinical trials. Prula-cel has received Fast Track Designation by the FDA for the potential treatment of relapsed/refractory class III or class IV LN, refractory SLE with extrarenal involvement and for SSc. In September 2026, the Company prioritized development of prula-cel toward potential pivotal studies in systemic lupus erythematosus (SLE), including both lupus nephritis and extra-renal SLE.

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

In September 2026, we announced positive safety and efficacy data from 22 efficacy evaluable patients (16 LN and 6 extra-renal SLE patients) dosed in our Phase 1 trial of prula-cel in autoimmune diseases, as of the August 28, 2026 data cut-off date. All patients had at least 6 months of follow-up, and 13 patients had at least 12 months of follow-up. Based on these findings, the Company has initiated start-up activities for a pivotal study in LN. The single-arm study is expected to enroll a double-digit number of patients, with complete renal response at 12 months as the primary efficacy endpoint. Given the high

Definition of Remission in Systemic Lupus Erythematosus (DORIS) rates reported in the September 2026 clinical data update, the Company plans to engage with the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2026 regarding the potential expansion of its pivotal development program to include lupus patients without nephritis. The Company expects to provide an update on these discussions, as well as additional clinical data from approximately 22 patients with at least 12 months of follow-up, in the first quarter of 2027. In addition, the Company expects to report clinical data evaluating prula-cel in SSc in the second quarter of 2027.

ADI-212

We are advancing ADI-212, a next-generation gene-edited and armored clinical candidate designed to target prostate-specific membrane antigen. ADI-212 is engineered to express a novel CAR binder designed to support enhanced tolerability and tumor-specific recognition. It integrates membrane-tethered IL-12 (mbIL-12) armoring and CRISPR/Cas9 mediated disruption of subunit 12 of the mediator complex (MED12) to enhance potency in solid tumors and deliver multiple anti-tumor mechanisms of action within the tumor microenvironment. In August 2026, the FDA cleared our IND application for ADI-212 in metastatic castration-resistant prostate cancer (mCRPC), followed by the granting of Fast Track Designation in September 2026. Phase 1 startup activities are underway, with patient enrollment in mCRPC anticipated in the first quarter of 2027. We believe the potential market opportunity for ADI-212 in mCRPC is significant based on the prevalence in the U.S., EU5, China and Japan of approximately 75,000 patients with second or third line advanced disease.

In Vivo CAR-T Program and Pipeline

The Company is developing a differentiated in vivo CAR-T platform designed to achieve highly efficient, selective T-cell transduction through proprietary cell-specific delivery technologies, including novel homing and VSV-G (Vesicular Stomatitis Virus Glycoprotein G) fusogen technologies. The Company’s clinical pipeline includes programs targeting multiple myeloma, non-Hodgkin's lymphoma (NHL) and solid tumors, with differentiated CAR designs and biology-modifying technologies intended to enhance potency, efficacy and durability. The Company plans to initiate the first clinical study from its in-vivo CAR-T program in the second half of 2027.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three months ended September 30,
	2026	2025	Change	% Change
Operating expenses
Research and development	$15,626	$22,853	$(7,227)	(32%)
General and administrative	4,170	5,099	(929)	(18%)
Total operating expenses	19,796	27,952	(8,156)	(29%)
Loss from operations	(19,796)	(27,952)	8,156	29%
Interest income	972	1,172	(200)	(17%)
Interest expense	(23)	(12)	(11)	92%
Other expense, net	(30)	(64)	34	53%
Loss before income tax benefit	(18,877)	(26,856)	7,979	30%
Income tax provision	(1)	—	(1)	—
Net loss	$(18,878)	$(26,856)	$7,978	30%

Research and development

	Three months ended September 30,
	2026	2025
Payroll and personnel expenses(1)	$5,739	$9,411
Costs incurred under agreements with consultants, CDMOs, and CROs	2,988	5,654
Lab materials, supplies and maintenance of equipment used for research and development activities	1,596	2,349
Other research and development expenses(2)	5,303	5,439
Total research and development expenses	$15,626	$22,853

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Professional fees and allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $7.2 million, or 32%, during the three months ended September 30, 2026 as compared to the same period in 2025. The decrease in research and development expenses was primarily due to a $3.7 million decrease in payroll and personnel expenses due to lower headcount, a $2.7 million decrease related to lower CRO expenses due to no new enrollment of patients, a $0.4 million decrease in allocated facility-related expenses, and a $0.8 million decrease in expenses related to lab supplies and materials. The decrease was partially offset by a $0.3 million increase in professional fees.

General and administrative

General and administrative expenses decreased by $0.9 million, or 18%, during the three months ended September 30, 2026 as compared to the same period in 2025. The decrease in general and administrative expenses was due to a decrease in payroll and personnel related expenses of $1.0 million primarily related to a decrease in stock-based compensation and lower headcount. The decrease was partially offset by a $0.1 million increase in professional fees and allocated facility-related expenses.

Interest income

Interest income decreased by $0.2 million, or 17% during the three months ended September 30, 2026 as compared to the same period in 2025, which was primarily due to lower interest rates and lower cash balances for the period.

Other expense, net

Other expense, net decreased by less than $0.1 million, or 53%, during the three months ended September 30, 2026 as compared to the same period in 2025. This was due to a decrease in realized losses related to foreign exchange rates.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Operating expenses
Research and development	$51,562	$74,091	$(22,529)	(30%)
General and administrative	12,105	16,137	(4,032)	(25%)
Total operating expenses	63,667	90,228	(26,561)	(29%)
Loss from operations	(63,667)	(90,228)	26,561	29%
Interest income	3,482	4,253	(771)	(18%)
Interest expense	(68)	(12)	(56)	467%
Other expense, net	(83)	(300)	217	72%
Loss before income tax benefit	(60,336)	(86,287)	25,951	30%
Income tax provision	(144)	—	(144)	—
Net loss	$(60,480)	$(86,287)	$25,807	30%

Research and development

	Nine Months Ended September 30,
	2026	2025
Payroll and personnel expenses(1)	$19,827	$29,948
Costs incurred under agreements with consultants, CDMOs, and CROs	10,403	17,558
Lab materials, supplies and maintenance of equipment used for research and development activities	5,763	8,693
Other research and development expenses(2)	15,569	17,892
Total research and development expenses	$51,562	$74,091

(1) Employee related costs, including salaries, benefits, bonuses, and stock-based compensation expenses for research and development employees.

(2) Professional fees and allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and amortization, information technology costs and general support services.

Research and development expenses decreased by $22.5 million, or 30%, during the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease in research and development expenses was primarily due to a $10.1 million decrease in payroll and personnel expenses due to lower headcount, a $7.2 million decrease related to lower CRO expenses due to no new enrollment of patients, a $2.9 million decrease in expenses related to lab supplies and materials and a $2.8 million decrease in allocated facility-related expenses. The decrease was partially offset by a $0.5 million increase in professional fees.

General and administrative

General and administrative expenses decreased by $4.0 million, or 25%, during the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease in general and administrative expenses was due to a decrease in payroll and personnel related expenses of $3.3 million primarily related to a decrease in stock-based compensation and lower headcount and a $0.9 million decrease in professional fees. The decrease was partially offset by a $0.2 million increase in allocated facility-related expenses.

Interest income

Interest income decreased by $0.8 million, or 18% during the nine months ended September 30, 2026 as compared to the same period in 2025, which was primarily due to lower interest rates and lower cash balances for the period.

Other expense, net

Other expense, net decreased by $0.2 million, or 72%, during the nine months ended September 30, 2026 as compared to the same period in 2025. This was due to losses from disposals of property and equipment recognized in 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through a collaboration and licensing arrangement, public and private placements of equity securities and debt, and cash received in our merger with resTORbio, Inc.

In January 2024, we raised aggregate net proceeds of approximately $19.3 million through the JonesTrading ATM Program. In March 2024, we terminated the JonesTrading ATM Program and entered into the Jefferies ATM Program. As of September 30, 2026, no shares of common stock have been sold through the Jefferies ATM Program.

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

Future Funding Requirements

We have incurred losses since inception and have incurred losses of $60.5 million and $86.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $675.2 million.

As of September 30, 2026, we had cash, cash equivalents, and short-term investments in treasury securities of $100.9 million. Based on our current operating plan, we believe that substantial doubt exists about our ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding.

All of our revenue to date has been generated from a collaboration and license agreement (the Regeneron Agreement) with Regeneron Pharmaceuticals, Inc. (Regeneron). We do not expect to generate any significant product revenue until we obtain regulatory approval of and commercialize any of our product candidates or enter into additional collaborative agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of our cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(59,233)	$(74,337)
Investing activities	47,134	46,928
Financing activities	(6)	13
Net decrease in cash, cash equivalents and restricted cash	$(12,105)	$(27,396)

Cash Flows from Operating Activities

Net cash used in operating activities was $59.2 million for the nine months ended September 30, 2026. Cash used in operating activities consisted of net loss partially offset by non-cash adjustments of $8.1 million, and a net decrease in operating assets and liabilities of $6.8 million. Non-cash items primarily included depreciation and amortization of $3.6 million, stock-based compensation expense of $4.3 million, non-cash lease expense of $2.2 million and a net amortization of premiums and accretion discounts on investments of $1.9 million. The net change in assets and liabilities was primarily due to a decrease in accounts payable of $2.0 million, a net decrease in accrued and other current and non-current liabilities of $2.0 million, a decrease in operating lease liability of $2.6 million, a decrease in prepaid expenses of $0.1 million and a decrease in other current assets of less than $0.1 million.

Net cash used in operating activities was $74.3 million for the nine months ended September 30, 2025. Cash used in operating activities consisted of net loss offset by non-cash adjustments of $13.1 million, and a net decrease in operating assets and liabilities of $1.2 million. Non-cash items primarily included depreciation and amortization of $4.9 million, stock-based compensation expense of $8.6 million, non-cash lease expense of $2.4 million and a net amortization of premiums and accretion discounts on investments of $2.9 million. The net change in assets and liabilities was primarily due to a net decrease in accrued and other current and non-current liabilities of less than $0.1 million and a decrease in operating lease liability of $2.7 million, offset by an increase in accounts payable of $0.7 million, an increase in prepaid expenses and other current assets of $0.5 million and an increase in other non-current assets of $0.3 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $47.1 million for the nine months ended September 30, 2026, which consisted of $108 million related to maturities of short-term treasury securities, net of $60.6 million of purchases of short-term treasury securities and $0.3 million of purchases of lab equipment and leasehold improvements for our Good Manufacturing Practice (GMP) cell processing suite at 1000 Bridge Parkway.

Net cash provided by investing activities was $46.9 million for the nine months ended September 30, 2025, which consisted of $110 million related to maturities of short-term treasury securities, net of $61.3 million purchases of short-term treasury securities and $1.7 million of purchases of lab equipment and leasehold improvements for our Good Manufacturing Practice (GMP) cell processing suite at 1000 Bridge Parkway.

Cash Flows from Financing Activities

Net cash used in financing activities was less than $0.1 million for the nine months ended September 30, 2026, which was primarily related to net proceeds from the issuance of common stock in connection with our employee stock purchase plan. This was partially offset by cash paid for taxes withheld on the net share settlement of equity awards and issuance costs related to exchange of common stock for pre-funded warrant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2026, we had cash, cash equivalents and short-term investments in treasury securities of $100.9 million, which consisted of cash and funds invested in treasury securities and money market funds. Interest income is sensitive to general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash, cash equivalents and short-term investments in treasury securities, financial position, or results of operations.

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

Inflation Risk

Our assets are primarily monetary, consisting of cash, cash equivalents and short-term investments in treasury securities. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, our Annual Report on Form 10-K for the year ended December 31, 2025, and in other documents that we file with the U.S. Securities and Exchange Commission (SEC), in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are an early clinical stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and the issuance and sale of our capital stock, including most recently net proceeds of approximately $74.8 million, after deducting the underwriting discount and commissions and other estimated offering expenses, from the sale of our common stock and pre-funded warrants in an underwritten registered direct offering in October 2025. For the three months ended September 30, 2026, we recorded net loss of $18.9 million. As of September 30, 2026, we had an accumulated deficit of $675.2 million.

We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our gamma delta T cell platform, including prula-cel and ADI-212. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. In addition, certain of our existing license and collaboration agreements require cash payments upon the achievement of milestone events, royalties and profit-sharing, or other cash payments. These payment obligations, in addition to any payment obligations we may have under future arrangements with third parties, may have a substantial impact on our business, financial condition and profitability. Based on our recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, our outstanding and future payment obligations, and the potential need to raise additional capital to finance our future operations, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period at least twelve months from the date of issuance of these unaudited consolidated financial statements.

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

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize prula-cel, our most advanced product candidate. In November 2024, we dosed our first LN patient in our Phase 1 clinical study of prula-cel in autoimmune diseases and subsequently expanded enrollment to include patients with SLE, SSc, IIM, SPS and AAV. On September 28, 2026, we announced updated clinical data from our prula-cel Phase 1 study in patients with LN and SLE. We are also advancing a Phase 1 study of prula-cel in patients with treatment-refractory rheumatoid arthritis (RA).

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

We have received clearance for INDs to evaluate prula-cel in clinical trials in a number of indications. Our pipeline also includes ADI-212, an optimized next-generation gene-edited and armored clinical candidate targeting prostate specific membrane antigen (PSMA). In August 2026, the FDA cleared our IND application for ADI-212 for the treatment of metastatic castration resistant prostate cancer (mCRPC), with Phase 1 enrollment anticipated to start in the fourth quarter of 2026. We aim to submit a new regulatory submission, such as an IND application or equivalent every 12-18 months. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND application or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND application for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by independent institutional review boards (IRBs) or independent ethics committees, or by the FDA, the EMA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA, the EMA or other regulatory authorities may require additional preclinical studies that we did not anticipate. The inability to initiate clinical trials for any of our product candidates on the timeline we currently anticipate or at all could have a material adverse effect on our business, results of operations and prospects.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond prula-cel. Our pipeline also includes ADI-212, an optimized next-generation gene-edited and armored product candidate targeting PSMA that we plan to submit a regulatory filing for the treatment of mCRPC. In August 2026, the FDA cleared our IND application for ADI-212. We plan to submit one new IND to the FDA every 12-18 months. Developing, obtaining regulatory approval for and commercializing additional gamma delta T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $100.9 million in cash, cash equivalents and short-term investments in treasury securities as of September 30, 2026, we are capitalized into the second half of 2027. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

As of the date of this Quarterly Report on Form 10-Q, we believe that with $100.9 million in cash, cash equivalents and short-term investments in treasury securities as of September 30, 2026, we are capitalized into the second half of 2027. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our future required quarterly assessments, we may again conclude that substantial doubt exists about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

We may become subject to litigation or threatened litigation or other claims that may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may become subject to disputes with commercial parties with whom we maintain relationships or other parties with whom we do business. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.

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

Our financial performance may be significantly affected by our Regeneron collaboration that we have entered into to develop next-generation engineered immune-cell therapeutics with fully human CARs and TCRs directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. Under the Regeneron Agreement, Regeneron paid us a non-refundable upfront payment of $25.0 million and an aggregate of $20.0 million of additional payments for research funding as of September 30, 2026, and we will collaborate with Regeneron to identify and validate targets and develop a pipeline of engineered immune-cell therapeutics for selected targets. Regeneron has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. On January 28, 2022, we received a payment of $20.0 million from Regeneron for exercise of its option to license exclusive rights to ADI-002, and we completed the transfer of the associated license rights to Regeneron in the first quarter of 2022. If Regeneron exercises its option on a given product candidate, we then have an option to participate in the development and commercialization for such product. If we do not exercise our option, we will be entitled to royalties on any future sales of such products by Regeneron. We did not exercise our option to participate in the development and commercialization of ADI-002. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, Regeneron will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration. Regeneron will also be entitled to royalties on any future sales of products developed and commercialized by us under the agreement. If Regeneron were to terminate our collaboration agreement with us, we may not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in development and/or commercialization efforts and result in substantial additional costs to us. Termination of such collaboration agreement or the loss of rights provided to us under such agreement may create substantial new and additional risks to the successful development and commercialization of our products and could materially harm our financial condition and operating results.

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on October 7, 2025).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38359) filed with the SEC on April 28, 2026).

10.1#*	Form of Stock Option Cancellation Agreement

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

ADICET BIO, INC.

Date: November 5, 2026	By:	/s/ Chen Schor
Chen Schor
President and Chief Executive Officer (Principal executive officer)

Date: November 5, 2026	By:	/s/ Nick Harvey
Nick Harvey
Chief Financial Officer (Principal financial and accounting officer)